Form 10-Q
period 1995-09-30
SIERRA MONITOR CORP /CA/
filed 1995-11-14
CIK 100625

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - Q

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended September 30, 1995.

                                       or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934.

          For the Transition period from ______  to  _____


                          Commission file number 0-744

                           SIERRA MONITOR CORPORATION

             (Exact name of registrant as specified in its charter)


            California                                   95-248194
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification
                                                          Number)

                                1991 Tarob Court
                           Milpitas, California 95035

             (address and zip code of principal executive offices)


                                 (408) 262-6611
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes__x__        No _____

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of September 30, 1995.

        Common Stock: 10,276,888

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION
                                 Balance Sheets

                                                    September 30,   December 31,
                                                       1995              1994
                                                   --------------   ------------
                                                     (Unaudited)

                Assets

Current assets
     Cash and cash equivalents                     $   878,481          990,908
     Trade receivables, less allowance
       for doubtful accounts
       of $45,206 in 1995 and $50,873
       in 1994                                         907,263          598,559
     Inventories                                       539,189          654,052
     Prepaid expenses                                  128,786           34,199
     Deferred income taxes                             198,000          198,000
                                                   -----------       -----------
         Total current assets                        2,651,719        2,475,718

Property and equipment, net                            114,664          143,456
Other assets                                            37,726           45,923
                                                   -----------       -----------
                                                   $ 2,804,109        2,665,097
                                                   ===========       ==========

    Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable                              $   191,929          225,542
     Accrued expenses                                  272,273          171,422
     Other current liabilities                          86,035           55,662
     Income taxes payable                                9,514           41,117
                                                   -----------       -----------
        Total current liabilities                      559,751          493,743
                                                   -----------       -----------
Shareholders' equity
     Common stock                                    2,903,270        2,897,570
     Accumulated deficit                              (645,010)        (714,155)
     Notes receivable from
       shareholders                                    (13,902)         (12,061)
                                                   -----------       -----------
         Total shareholders' equity                  2,244,358        2,171,354
                                                   -----------       -----------
                                                   $ 2,804,109        2,665,097
                                                   ===========       ==========

See accompanying notes.


                                                     SIERRA MONITOR CORPORATION
                                                      Statements of Operations
                                                             (Unaudited)





                                                                  Three months ended                        Nine months ended
                                                                     September 30,                            September 30,
                                                          ---------------------------------         --------------------------------
                                                                 1995               1994                 1995                1994
Net sales                                                  $ 1,347,256           1,652,773            3,559,052           4,644,328
Cost of goods sold                                             540,042             677,386            1,378,844           1,937,706
                                                           ------------         ----------           ----------          ----------
    Gross profit                                               807,214             975,387            2,180,208           2,706,622
                                                           ------------         ----------           ----------          ----------

Operating expenses
    Research and development                                   100,657             113,512              304,745             304,807
    Selling and marketing                                      413,514             363,442            1,224,696           1,134,338
    General and administrative                                 204,977             194,520              595,410             633,139
                                                           ------------         ----------           ----------          ----------
                                                               719,148             671,474            2,124,851           2,072,284
                                                           ------------         ----------           ----------          ----------
      Income from operations                                    88,066             303,913               55,357             634,338

Interest expense                                                  --                (1,896)                --                (1,922)
Interest income                                                  7,074               1,081               23,303               2,293
                                                           ------------         ----------           ----------          ----------
      Income before
        income taxes                                            95,140             303,098               78,660             634,709
Income Taxes                                                     9,514              76,890                9,514             192,536
                                                           ------------         ----------           ----------          ----------
      Net income                                           $    85,626             226,208               69,146             442,173
                                                           ============         ==========           ==========          ==========
Net income per share                                       $      0.01                0.02                 0.01                0.04
                                                           ============         ==========           ==========          ==========
Weighted average common
  shares outstanding                                        10,436,718          10,321,415           10,464,067          10,237,848
                                                           ============         ==========           ==========          ==========

See accompanying notes.



                                                     SIERRA MONITOR CORPORATION
                                                      Statements of Cash Flows
                                                            (Unaudited)





                                                                         Three months ended                   Nine months ended
                                                                            September 30,                       September 30,
                                                                       1995              1994                1995            1994
                                                                    ---------           -------           -------           -------
Cash flows from operating activities:
  Net income                                                        $  85,626           226,208            69,146           442,173
  Adjustments to reconcile net
    income to net
    cash provided by (used in)
    operating activities:
      Depreciation & amortization                                      32,727            31,976            99,592            87,252
      Allowance for doubtful accounts                                  (7,403)            1,993            (5,667)            4,376
      Changes in items affecting
        operations:
        Trade receivables                                              11,973           593,082          (303,037)         (142,279)
        Costs and estimated
          earnings in excess
          of billings on uncompleted
          contract                                                       --                --                --             154,067
        Inventories                                                    25,779           (44,566)          114,863          (152,839)
        Prepaid expenses                                               16,757           (19,518)          (94,587)          (31,666)
        Accounts payable                                              (67,523)         (270,728)          (33,613)          (14,682)
        Accrued expenses                                               16,078           (62,398)          (24,380)          (70,566)
        Other current liabilities                                        --                --                --             141,115
        Income taxes payable                                             --                --             124,000              --
                                                                    ---------           -------           -------           -------
          Net cash provided by (used in)
            operating activities                                      114,014           456,049           (53,683)          416,951
                                                                    ---------           -------           -------           -------
Cash flows from investing activities:
  Capital expenditures                                                 (9,515)          (12,441)          (62,503)          (98,912)
  Other                                                                  (100)             --                (100)             --
                                                                    ---------           -------           -------           -------
Net cash used in investing activities                                  (9,615)          (12,441)          (62,603)          (98,912)
                                                                    ---------           -------           -------           -------
Cash flows from financing activities:
  Proceeds from exercise of stock options,
    net of notes receivable                                             1,798            50,839             3,859            52,690
                                                                    ---------           -------           -------           -------
      Net cash provided by
        financing activities                                            1,798            50,839             3,859            52,690
                                                                    ---------           -------           -------           -------
Net increase (decrease) in cash and
  cash equivalents                                                    106,197           494,447          (112,427)          370,729
Cash and cash equivalents at
  beginning of period                                                 772,284           106,301           990,908           230,019
                                                                    ---------           -------           -------           -------
Cash and cash equivalents at
   end of period                                                    $ 878,481           600,748           878,481           600,748
                                                                    =========           =======           =======           =======

See accompanying notes.

                           SIERRA MONITOR CORPORATION
                       Notes to the Financial Statements
                               September 30, 1995

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed March 28, 1995. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of September 30, 1995 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended September 30, 1995.

Summary of Business

As the result of a merger which is fully described in the Joint Proxy Statement dated July 7, 1989, UMF Systems Inc. acquired Sierra Monitor Corporation on September 13, 1989 and changed its name to Sierra Monitor Corporation. The continuing operations of the corporation are those of Sierra Monitor Corporation.

The Company designs, manufactures and sells gas detection systems and industrial controllers.

Inventories

A summary of inventories follows:
                                               September 30,   December 31,
                                                   1995           1994
                                                   ----           ----
        Raw materials                           $ 257,126       $ 280,528
        Work-in-process                           194,518         258,259
        Finished goods                             87,545         115,265
                                                ---------       ---------
                                                $ 539,189       $ 654,052
                                                =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


For the three months ended September 30, 1995, Sierra Monitor Corporation (the "Company") reported net sales of $1,347,256 compared to $1,652,773 for the three months ended September 30, 1994. For the nine month period ended September 30, 1995, net sales were $3,559,052 compared with $4,644,328 in the prior year nine month period.


The net sales reported for the third quarter of 1994 included sales of $764,888 from the Company's contract to develop and manufacture systems for shipboard use by the United States Navy. In the same quarter in 1995, sales to the Navy were $101,900. With respect to non-Navy sales, the results for the third quarter represent a 40% increase from the same period in the prior year. The net sales reported for the first nine months of 1994 included non-recurring sales of $1,492,593 resulting from the Navy contract. In the same period in 1995 sales to the Navy were $206,200. With respect to non-Navy sales, the results for the first nine months of 1995 represent a 6% increase from the same period in the prior year.

Gross profit for the three month period ended September 30, 1995 was 59.9% of sales compared to 59.0% in the same period in the previous year. The gross profit for the nine month period ended September 30, 1995 was 61.3% compared to 58.3% in the same period in the previous year. In 1994, margins were lower due, in part, to the effect of the Navy contract under which higher manufacturing costs were partially offset by lower selling costs.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $100,657 for the three month period ending September 30, 1995 compared to $113,512 in the comparable period in 1994. In the nine month periods ending September 30, 1995 and September 30, 1994, research and development expenses were $304,745 and $304,807 respectively. For the third quarter and year to date periods, there is no significant change in the level of engineering activity.

Selling and marketing costs for the three-month period ended September 30, 1995 increased to $413,514 from $363,442 in the prior year period. For the nine month periods ending September 30, 1995 and September 30, 1994, selling and marketing costs were $1,224,696 and $1,134,338 respectively. The 13.8% increase in selling expense for the third quarter 1995, compared to the same period in 1994, is due to higher sales commission costs resulting from the 40% increase in commercial product sales in that period. The 8% increase in selling expense for the first nine months of 1995, compared to the first half of 1994, is also due to higher sales commission expenses.


General and administrative costs increased to $204,977 for the three month period ended September 30, 1995 from $194,520 in the three month period ended September 30, 1994. General and administrative costs decreased to $595,410 for the nine month period ended September 30, 1995 from $633,139 in the nine month period ended September 30, 1994. General and administrative costs for the current year are consistent with management's expectations for current sales levels. The higher general and administrative costs in 1994 were related to the Navy contract.

Net income, after interest and provision for income taxes, for the three months ended September 30, 1995 was $85,626, or 6.4% of net sales, compared with $226,208 or 13.7% of net sales, in the three months ended September 30, 1994. Net income for the nine month period ended September 30, 1995 was $69,146 compared with income of $442,173 in the same period in the prior year.

The lower income for the three month and nine month periods ended September 30, 1995 is due to lower sales levels compared to the same periods in 1994, and the lack of any significant reduction in the level of fixed expenses. The Company believes that its efforts to increase sales levels contributed to the 40% improvement in commercial sales the third quarter compared with the same period in 1994.

Liquidity  and  Capital  Resources

Working capital at September 30, 1995 was $2,091,968 compared to $1,981,975 at December 30, 1994. In the first nine months of 1995, net accounts receivable have increased $308,704. The present level of accounts receivable represents the same number of days sales as the level at December 31, 1994. During the same period, inventories have decreased $114,863 and cash and cash equivalents have decreased $112,427.

The Company believes that the current capital resources, including cash and cash equivalents and its line of credit with a commercial bank, are sufficient to maintain anticipated business levels for the next twelve months.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings - N/A

Item 2. Changes in Securities - N/A

Item 3. Defaults Upon Senior Securities - N/A

Item 4. Submission of Matters to a Vote of Security Holders N/A

Item 5. Other Information - N/A

Item 6. Exhibits and Reports on Form 8-K

        a.      Exhibits.

                11.1    Computation of earnings per share

                27      Financial Data Schedule

        b.      Reports on Form 8-K - None


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SIERRA MONITOR CORPORATION
                                      Registrant
Date:   November 14, 1995             By:
                                         -----------------------------------
                                           Gordon R. Arnold
                                           President
                                           Chief Financial Officer