Form 10-K
period 1995-12-31
SIERRA MONITOR CORP /CA/
filed 1996-03-26
CIK 100625

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)
    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995.

    [  ]   Transition  report  pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

 For the  transition  period from  ___________ to ______________

           Commission file number 0-744

--------------------------------------------------------------------------------

                           SIERRA MONITOR CORPORATION


             (Exact name of Registrant as specified in its charter)

          California                                         95-2481914
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                                1991 Tarob Court
                           Milpitas, California 95035
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (408) 262-6611

--------------------------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1996 was approximately $1,084,705 based upon the last reported sale. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 1996 was 10,276,888.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated herein by reference in Parts I, II, III, and IV of this Form 10-K Annual Report: Information statement for the Annual Shareholders' Meeting to be held in 1996 to the extent incorporated in Items 11 & 12 in Part III

                                     PART I


ITEM 1.   BUSINESS.

      Sierra Monitor Corporation ("SMC" or the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places.

      Products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, telecommunications companies, parking garages and landfill rehabilitation projects.

      Because all of the Company's products are marketed to all such industries, the Company considers that these are one business segment. Substantially all of the revenues reported in part II Item 6 are attributable to sales to that segment.

      The Company designs, manufactures and markets products which detect combustible and toxic gases for the protection of personnel and facilities. Gases which create a hazard to people and facilities are those manufactured or that occur naturally in a wide variety of locations in the workplace, commercial areas and homes. Although the need to monitor gases at very low concentrations has been recognized for many years in industries such as mining, the need for monitoring devices continues to expand as more hazards are identified and as more stringent government regulations have been passed. The motivation for installation of gas detection devices is driven by Occupational Safety and Health Administration (OSHA), state and local governing bodies, insurance companies and industry safety professionals.

      Gas monitoring instruments are usually categorized for fixed or portable applications. Most manufacturers tend to specialize in only one of these categories because manufacturing methods are different and the channels of distribution are different. The Company participates primarily in the fixed installation market which characteristically requires higher levels of technical capability to develop and sell the products.

      The Company capitalizes on its expertise in sensor technology and microprocessor based control hardware to develop products which incorporate functions not found in many competitive instruments. In this respect, the Company markets products under the concept of "Gas Risk Management". Gas risk management utilizes features such as recorded event information to allow users to identify hazards and problems before they evolve into incidents which, at a minimum, could cause production delays, evacuation of personnel and potentially even damage and injury.

      The Company maintains research and development programs to enhance existing products and to develop new products. During the last three fiscal years, the research and development expenses, which include costs for sustaining engineering, have averaged approximately 7% of sales. In 1995, research and development expenses totaled $406,278 compared to $368,738 in 1994 and $326,901 in 1993.

      The Company's products are sold through a network of sales representatives managed by regional managers. There are currently 30 authorized representatives with a total of 42 sales offices in the United States. The majority of Sierra's representatives have exclusive territories and the sales agreements with each representative restricts them from representing competing lines. Sierra's internal sales organization includes a Sales Manager, four Regional Sales Managers, an Inside Sales Manager and support personnel. The Company maintains regional sales offices in Texas, Pennsylvania and Illinois.

      At December 31, 1995, the Company had 33 employees, of whom 5 were in research and development; 10 were in marketing, sales and service; 3 were in general administration; and 15 were in operations and manufacturing. At that date, 30 of the Company's employees were located in Milpitas, 1 was located in Philadelphia, Pennsylvania, 1 was located in Houston, Texas and 1 was located in Chicago, Illinois. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

      The demand for gas monitoring instruments is not seasonal and there are no customers to whom sales exceed 10% of total annual sales. Within the market sector, the telecommunications industry and the petrochemical industry each account for up to approximately 30% of the Company's sales and, as such, economic factors or labor problems in those industries could affect Company sales to those industries.

      The commercial order backlog for the Company's products at December 31, 1995 was $659,184 compared with $939,119 at December 31, 1994. The commercial backlog includes orders for which the Company has not yet received engineering release from the customer. Since the Company generally ships its products within the same month that it receives a purchase order and engineering release from the customer for such products, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales.

      In February 1993, the Company was awarded a prime contract for development and manufacture of gas monitoring systems to be installed aboard U.S. Navy aircraft carriers (the "Navy Contract"). In December 1993, the Navy exercised an option under which it ordered additional systems to be installed aboard other surface ships. The total contract, including option, was at a fixed price of approximately $2,400,000. Shipment of the systems was completed in 1994 and none of the reported year end backlog for 1994 and 1995 is attributable to the Navy Contract.

      Representatives in foreign countries have various agreements to promote the Company's products but no formal international marketing program exists. During 1994 and 1995, the Company undertook a project to obtain third party product approval and to appoint representatives in Europe for purposes of expanding sales in that region in future years. In both 1994 and 1995, sales to international customers were less than 10% of total sales in each year. The Company has no assets in any foreign countries.

      The gas detection and monitoring industry is highly competitive. Most of the Company's competitors have far greater financial, marketing and manufacturing resources than the Company by virtue of their relationships with larger companies as divisions or subsidiaries. The principal competitive factors in the industry are reliability, ease of use, product support, and price. The Company's products compete with systems offered by Mine Safety Appliance Company, Bacharach Inc., General Monitors Inc., Gastech Inc., Detector Electronics Corporation, and Sensidyne Inc.

      CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      This  report  contains  forward-looking  statement  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The Company's future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting the Company's industry, lack of growth in the Company's end-markets, and the Company's ability to develop, manufacture, and sell both new and existing products at a profitable yet competitive price.

      The industry in which the Company competes is highly competitive and the Company expects such competition to continue in the future. Most of the Company's competitors are larger than the Company and have substantially greater financial, technical, marketing and manufacturing resources. While the Company has invested in new products, there can be no assurance that it can continue to introduce new products on a timely basis or that certain of its products will not be rendered non competitive or obsolete by its competitors.

ITEM 2.   PROPERTIES.

      The Company's principal executive, administrative, manufacturing and engineering operations are located in a 15,000 square foot leased facility in Milpitas, California. This facility is occupied under a lease expiring March 31, 2001. Management considers that the current facility is adequate for the present level of operations and that additional office and factory space is readily available in the immediate vicinity. The Company also leases sales offices near Houston, Texas; Chicago, Illinois and Philadelphia, Pennsylvania.

ITEM 3.       LEGAL PROCEEDINGS.

      To the best knowledge of the Company's management, there is no legal proceeding pending to which the Company is a party or to which the Company's property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) There is not an active market for the Company's stock. To the Company's knowledge, there is only infrequent trading in limited volume. Management understands that trades in Common Stock from September 1995 to December 1995 have been effected at prices ranging from $0.25 to $0.375 per share. Because trading of the Company's stock is so infrequent, the Company is unable to provide historic price information.

      (b) As of March 15, 1996 there were approximately 361 holders of record of the Company's Common Stock.

      (c) The Company has not distributed any dividends in the two most recent fiscal years and none are planned.

ITEM 6.   SELECTED FINANCIAL DATA (NOT COVERED BY INDEPENDENT AUDITORS' REPORT).

      The following table sets forth the required financial data for each of the last five fiscal periods ended December 31, 1991 through 1995:

                                                         YEARS ENDED
                                                         DECEMBER 31

                                     1995         1994         1993         1992         1991

Net sales                      $4,773,464   $5,831,324   $4,921,271   $3,475,514   $3,412,135
                               ==========    =========    =========    =========    =========

Net income (loss)                 $18,024     $516,463     $749,628      $21,016   ($127,801)
                                  =======     =======      =======       ======     =======

Net income (loss) per share         $0.00        $0.05        $0.08            -     ( $0.01)
                                    =====        =====        =====       ======     =======

Total assets                   $2,800,251   $2,665,097   $2,137,065   $1,455,620   $1,296,913
                               ==========    =========    =========    =========    =========

Long term liabilities             $     -      $     -      $     -      $     -      $71,350
                                  =======       ======       ======       ======       ======

Cash distributions per
common share                         none         none         none         none         none


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL 1995 VS. FISCAL 1994

      For the year ended December 31, 1995, the Company reported net sales of $4,773,464 compared to net sales of $5,831,324 in the prior year. Income before income taxes was $30,524 in 1995 compared to $661,463 in the previous year. The sales reported for 1995 include $245,100 from the Navy Contract compared to $1,870,367 related to the Navy Contract in 1994.

      Sales of commercial products, after exclusion of the Navy Contract, increased by 20.5% over the prior year. There were no significant changes in selling prices and the increase is the result of growth of sales of the Company's primary commercial product, the Sentry microprocessor based system, combined with a return to normal sales levels of gas monitors used in telephone company applications. During 1995, the Company focused sales efforts on Sentry sales through increased advertising, various incentives to representatives, and internal promotion programs.

      Gross profit as a percent of sales was 61.2% compared to 57.7% in the prior year. The Company has previously reported that gross margins were lower for products shipped under the Navy Contract. The results for 1995 reflect margin levels for sales of commercial products. Manufacturing labor costs and materials costs, as a percent of sales, remained constant compared with the previous year's commercial sales.

      Research and development expenses, which include sustaining engineering for existing products, were $406,278, or 8.5% of net sales, in the year ended December 31, 1995 compared to $386,738, or 6.6% of sales, in the year ended December 31, 1994. Research and development expenses in both years, 1994 and 1995, include costs for outside consultants and other purchased services used in the development of a new product which will be released for sale in telephone company applications in the second half of 1996. The Company anticipates that research and development expenses in the immediate future will remain at approximately the same percentage of sales level as in 1995.

      Selling and marketing expenses increased in 1995 to $1,668,079 or 34.9% of net sales, from $1,500,614, or 25.7% of net sales, in the prior year. In 1994 there were no significant selling expenses associated with revenues from the Navy Contract. After adjustment for commercial products only, the selling and marketing expenses for 1994 were 37.8% of sales. The lower selling and marketing cost as a percentage of sales in 1995 is due to economies of scale. As sales increase, commission costs also increase but most other categories of expenses tend to remain constant. The Company believes that the level of selling and marketing expense for 1995 was necessary to continue sales growth and generally expects to maintain the same expense level, excluding sales commissions, in 1996.

      General and  administrative  expenses  increased  to $844,929 in 1995 from
$825,838   in  1994.   There  were  no   significant   changes  in  general  and
administration expenses.

      Net interest income in 1995 was $30,479 compared with net interest income of $7,223 in 1994. During 1995, the Company maintained higher levels of short term investments which earned more interest income than 1994. Due to the fact that the Company did not have any outstanding debt during 1995, the Company did not incur any interest expense for the year.

      Income tax expense for 1995 was $12,500 compared to $145,000 in 1994. The lower taxes are due to lower income before tax and tax expense timing differences.

RESULTS OF OPERATIONS

FISCAL 1994 VS. FISCAL 1993

      For the year ended December 31, 1994, the Company reported net sales of $5,831,324 compared to net sales of $4,921,271 in the prior year. Income before income taxes was $661,463 in 1994 compared to $536,628 in the previous year. The sales reported for 1994 included $1,870,367 related to the Navy Contract compared to $467,372 in 1993.

      Although the net sales reflected an 18% growth over the prior year, primarily due to the Navy Contract, the Company experienced a slowdown in sales of commercial products during the second half of 1994. As a result, sales of commercial products were approximately 11% lower in 1994 compared to 1993. Sales of the Company's primary commercial product, multichannel, microprocessor based systems, increased 13% but were offset by 50% lower sales of gas monitors used in telephone company applications.

      Gross profit as a percent of sales was 57.7% for 1994, compared to 60.5% in the prior year. The lower margin in 1994 was due, in part, to lower margins related to the Navy Contract. The gross profit as a percent of sales for commercial products was 58.9%, in 1994 and 62.4% in 1993. Labor costs and materials costs as a percent of sales remained constant on a year to year basis.

      Research and development expenses, which include sustaining engineering for existing products, were $386,738, or 6.6% of net sales, in the year ended December 31, 1994 compared to $326,901, also 6.6% of sales, in the year ended December 31, 1993.

      Selling and marketing expenses in 1994 were $1,500,614, or 25.7% of net sales, compared to $1,356,957, or 27.6% of net sales, in the prior year. Selling and marketing costs as a percentage of net sales were lower due to relatively low selling costs associated with the portion of sales attributable to the Navy Contract. Total selling and marketing expenses increased due to costs associated with opening a new Midwest regional sales office, development of sales channels in Europe and increased advertising and promotion.

      General and administrative expenses increased to $825,838 in 1994 from $751,063 in 1993. The increase was due to higher expenses for liability insurance, depreciation and salaries. Although most of these increases were incurred as a result of the Navy Contract, the Company anticipated that general and administrative costs would remain at approximately the same level in 1995 because Navy Contract personnel and equipment would be assigned to activities related to commercial projects.

      Net interest income in 1994 was $7,223 compared with net interest expense of $4,407 in 1993. During 1994, the Company had higher levels of interest bearing deposits and lower debt compared with 1993.

      Income tax expense for 1994 was $145,000 compared to a benefit of $213,000 in 1993. The tax benefit in 1993 resulted from the Company's utilization of tax loss carry-forwards for income tax purposes which is reflected as an income tax benefit under the Statement of Financial Accounting Standards No. 109.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital increased $32,164 in 1995 compared to an increase of $586,865 in 1994. Working capital was $2,014,139 at December 31, 1995.

      Inventory levels were reduced by 7% during 1995. The inventory level of $605,480 at December 31, 1995 is slightly lower than normal for the current sales level.

      The Company had no long term liabilities and no bank borrowing at December 31, 1995.

      During 1995, the Company lowered its line of credit, secured by accounts receivable to $250,000. The lower line of credit was proposed by the Company due to its relatively high level of cash and cash equivalents on hand. There were no borrowings against the line of credit in 1995. The Company is in full compliance with the terms of the line of credit and currently anticipates that it will be renewed upon its expiration in June 1996.

      At December 31, 1995 the balance sheet reflected $310,554 of cash and cash equivalents, $577,124 of short term investments and $898,496 of net accounts receivable. The short term investments consist of certain certificates of deposit with original maturities greater than 90 days. Management believes that its present resources, including cash, cash equivalents, bank line of credit and accounts receivable, are sufficient to fund its anticipated level of operations through December 31, 1996.

FUTURE RESULTS

      The Company's future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting the Company's industry, lack of growth in the Company's end-markets, and the Company's ability to develop, manufacture, and sell both new and existing products at a profitable but competitive price.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Reference is made to the financial statements and supplementary data set forth in this Form 10-K report, as indexed in Item 14 of Part IV, and by such reference, such information is incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



      The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 1995, based upon information furnished by such persons:


Name                   Principal Occupation or Employment                  Age   Director or
                                                                                 Officer Since

Gordon R. Arnold       Chief Executive Officer since 1985; President,      50       1984
                       Chief Financial Officer and Director of the
                       Company since 1984; Secretary of the Company
                       from 1984 until 1989 and since 1993.
                       Employee of Sierra Monitor since 1979.

Michael C. Farr        Vice President of Operations                        38       1986
                       Employee of Sierra Monitor since December 1983.

Stephen R. Ferree      Vice President of Marketing                         48       1992
                       Employee of Sierra Monitor since January 1990.

C. Richard Kramlich    Director of the Company;                            60       1980
                       General Partner of New Enterprise Associates
                       (Venture Capital).
                       Mr. Kramlich is also a Director of Ascend
                       Communications, Inc., Chalone, Inc., Graphix Zone,
                       Lumisys, Macromedia, Neopath, Inc., NetSolve,
                       Sherpa Corporation, Silicon Graphics, Inc.,
                       Syquest Technology, Inc. Telebit Corporation,
                       Visual Edge, Inc., Verticom, Voysys Corporation

Jay T. Last            Director of the Company;                            65       1977
                       President, Hillcrest Press (Publisher).
                       Business and technical consultant for more than
                       the last five years.


ITEM 11. EXECUTIVE COMPENSATION.

      The registrant hereby incorporates by reference the information set forth in its information statement under the heading "Compensation of Executive Officers", to be filed with the SEC within 120 days after December 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the heading "Election of Directors - Security Ownership of Certain Beneficial Owners and Management" in the Company's Information Statement which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

   (a) Financial Statements and Schedule. The following documents are filed as part of this report:

        Independent Auditors' Report.

        Financial Statements and Schedule:

            Balance Sheets - December 31, 1995 and 1994.

            Statements of Operations for the years ended December 31, 1995, 1994, and 1993.

            Statements of Shareholders' Equity for the years ended December 31, 1995, 1994, and 1993.

            Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

            Notes to Financial Statements.

            Schedule II, Valuation and Qualifying Accounts.

         All schedules omitted are not applicable, not required or the required information is included in the financial statements or notes thereto.

   (b) Reports on Form 8-K: The Company did not file any Reports on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 1995.

   (c) Exhibits. The following exhibits are filed herewith and incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number                            Description

   3.0 Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3 of Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989 Form 10-K"))

   3.1 Bylaws of Registrant. (Incorporated by reference to Exhibit 3.1 of the 1989 Form 10-K)

   3.2 Agreement and Plan of Reorganization dated June 14, 1989 between UMF, SHC and SMC. (Incorporated by reference to Exhibit 3.2 of the 1989 Form 10-K)

   3.3 Agreement of Merger dated as of August 24, 1989 between UMF, SHC and SMC. (Incorporated by reference to Exhibit 3.3 of the 1989 Form 10-K)

   10.1        1986 Stock Option Plan of Registrant as amended December 1, 1987.
               (Incorporated by reference to Exhibit 10.1 of the 1989 Form 10-K)

   10.3 Standard Industrial Lease dated January 29, 1986, by and between Geomax and Registrant, with amendment thereto dated 3/30/90. (Incorporated by reference to Exhibit 10.3 of the 1990 Form 10-K)

   11.1        Computation of net income per share.

   27.0        Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 22, 1996.

                                                  SIERRA MONITOR CORPORATION

                                                  (Registrant)



                                                      By
                                                        ------------------------
                                                        Gordon R. Arnold
                                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Date                    Title                          Signature

March 22, 1996      Chief Executive Officer, Chief
                    Financial Officer and Director
                    (Principal Executive, Financial
                    and Accounting Officer)           By
                                                        ------------------------
                                                            Gordon R. Arnold



March 22, 1996      Director                         By
                                                        ------------------------
                                                            C. Richard Kramlich



March 22, 1996      Director                         By
                                                        ------------------------
                                                            Jay T. Last

                           SIERRA MONITOR CORPORATION

                              Financial Statements

                        December 31, 1995, 1994, and 1993

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors and Shareholders
Sierra Monitor Corporation:


We have audited the accompanying balance sheets of Sierra Monitor Corporation as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP



February 23, 1996

                           SIERRA MONITOR CORPORATION

                                 Balance Sheets

                           December 31, 1995 and 1994



             Assets                                          1995         1994
             ------                                          ----         ----

Current assets:
     Cash and cash equivalents                          $  310,554      990,908
     Short-term investments                                577,124         --
     Trade receivables, less allowance for doubtful
         accounts of $61,156 and $50,873, respectively     898,496      598,559
     Inventories                                           605,480      654,052
     Prepaid expenses                                       40,200       34,199
     Deferred income taxes                                 188,000      198,000
                                                        ----------    ---------

              Total current assets                       2,619,854    2,475,718

Property and equipment, net                                101,463      143,456
Other assets                                                78,934       45,923

                                                        ----------    ---------
                                                        $2,800,251    2,665,097
                                                        ==========    =========

             Liabilities and Shareholders' Equity
             ------------------------------------

Current liabilities:
     Accounts payable                                   $  305,693      225,542
     Accrued compensation expenses                         265,565      171,422
     Other current liabilities                              23,342       55,662
     Income taxes payable                                   11,115       41,117
                                                        ----------    ---------

              Total current liabilities                    605,715      493,743

Shareholders' equity:
     Common stock; 20,000,000 shares authorized;
         10,276,888 and 10,246,388 shares issued
         and outstanding, respectively                   2,903,270    2,897,570
     Accumulated deficit                                  (696,131)    (714,155)
     Notes receivable from shareholders                    (12,603)     (12,061)
                                                        ----------    ---------

              Total shareholders' equity                 2,194,536    2,171,354

Commitments                                             ----------    ---------
                                                        $2,800,251    2,665,097
                                                        ==========    =========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                  Years ended December 31, 1995, 1994, and 1993


                                                1995         1994        1993
                                                ----         ----        ----

Net sales                                   $4,773,464    5,831,324   4,921,271

Cost of goods sold                           1,854,133    2,463,894   1,945,315
                                            ----------   ----------   ---------

        Gross profit                         2,919,331    3,367,430   2,975,956
                                            ----------   ----------   ---------

Operating expenses:
     Research and development                  406,278      386,738     326,901
     Selling and marketing                   1,668,079    1,500,614   1,356,957
     General and administrative                844,929      825,838     751,063
                                            ----------   ----------   ---------

                                             2,919,286    2,713,190   2,434,921
                                            ----------   ----------   ---------

       Income from operations                       45      654,240     541,035

Interest expense                                    --       (1,273)     (5,251)
Interest income                                 30,479        8,496         844
                                            ----------   ----------   ---------

       Income before income taxes (benefit)     30,524      661,463     536,628

Income taxes (benefit)                          12,500      145,000    (213,000)
                                            ----------   ----------   ---------

        Net income                          $   18,024      516,463     749,628
                                            ==========   ==========   =========

Net income per share                        $      .00          .05         .08
                                            ==========   ==========   =========

Weighted average common shares outstanding  10,498,734   10,414,256   9,919,618
                                            ==========   ==========   =========


See accompanying notes to financial statements.


                           SIERRA MONITOR CORPORATION

                       Statements of Shareholders' Equity

                  Years ended December 31, 1995, 1994, and 1993

                                                                                              Notes
                                                                                            receivable         Total
                                                    Common Stock            Accumulated        from         shareholders'
                                                Shares          Amount        Deficit      shareholders       equity

Balances as of December 31, 1992              9,753,888     $2,801,570       (1,980,246)        (15,652)        805,672

Exercise of stock options                        25,000          2,500                -               -           2,500
     Proceeds from notes receivable                   -              -                -           3,541           3,541
     Net income                                       -              -          749,628               -         749,628
                                         --------------------------------------------------------------------------------
Balances as of December 31, 1993              9,778,888      2,804,070       (1,230,618)        (12,111)      1,561,341
     Exercise of stock options                  217,500         43,500                -               -          43,500
     Exercise of warrant                        250,000         50,000                -               -          50,000
     Proceeds from notes receivable                   -              -                -              50              50
Net income                                            -              -          516,463               -         516,463
                                         --------------------------------------------------------------------------------
Balances as of December 31, 1994             10,246,388      2,897,570         (714,155)        (12,061)      2,171,354
     Exercise of stock options                   30,500          5,700                -          (5,000)            700
     Proceeds from notes receivable                   -              -                -           4,458           4,458
     Net income                                       -              -           18,024               -          18,024
                                         --------------------------------------------------------------------------------
Balances as of December 31, 1995             10,276,888     $2,903,270         (696,131)        (12,603)      2,194,536
                                         ================================================================================


See accompanying notes to financial statements.

                                      -15-


                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                  Years ended December 31, 1995, 1994, and 1993

                                                                 1995         1994         1993
                                                                 ----         ----         ----
Cash flows from operating activities:
     Net income                                              $  18,024      516,463      749,628
  Adjustments to reconcile net income to net cash provided
     by operating activities:
           Depreciation and amortization                       130,673      119,528       84,312
           Allowance for doubtful accounts                      10,283        5,963       10,845
        Deferred income taxes                                   10,000       54,000     (252,000)
        Changes in operating assets and liabilities:
           Trade receivables                                  (310,220)      50,568       71,082
           Costs and estimated earnings in excess of
                 billings on uncompleted contract                   --      154,067     (154,067)
           Inventories                                          48,572        9,938     (201,919)
           Prepaid expenses                                     (6,001)     (18,531)       6,345
           Accounts payable                                     80,151       (7,035)     (73,191)
           Accrued compensation expenses                        94,143      (87,240)      74,342
           Other current liabilities                           (32,320)      10,387       (1,917)
           Income taxes payable                                (30,002)       1,907       39,210
                                                             ---------    ---------    ---------
              Net cash provided by operating activities         13,303      810,015      352,670
                                                             ---------    ---------    ---------
Cash flows from investing activities:
      Capital expenditures                                     (77,618)    (142,676)    (103,263)
      Short-term investments                                  (577,124)          --           --
      Other assets                                             (44,073)          --        2,208
                                                             ---------    ---------    ---------
              Net cash used in investing activities           (698,815)    (142,676)    (101,055)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
   Bank borrowings, net                                             --           --     (112,668)
   Proceeds from notes receivable                                4,458           50        3,541
   Proceeds from exercise of stock options and warrant,
       net of notes receivable                                     700       93,500        2,500
                                                             ---------    ---------    ---------
              Net cash provided by (used in)
                   financing activities                          5,158       93,550     (106,627)
                                                             ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents          (680,354)     760,889      144,988

Cash and cash equivalents at beginning of year                 990,908      230,019       85,031
                                                             ---------    ---------    ---------
Cash and cash equivalents at end of year                     $ 310,554      990,908      230,019
                                                             =========    =========    =========
Supplemental disclosures of cash flow information:
     Cash paid during the year:
         Income taxes                                        $  37,361       86,842           --
                                                             =========    =========    =========
     Noncash financing activity:
         Common stock issued in exchange for notes from
              shareholders                                   $   5,000           --           --
                                                             =========    =========    =========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1995, 1994, and 1993

(1)      SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         The Company

         Sierra Monitor Corporation (the Company) was incorporated in September 1989 to effect the merger of UMF Systems, Inc. (UMF) and Sierra Holdings Corporation (SHC), which was originally incorporated as Sierra Monitor Corporation in 1978. The Company's principal line of business is the design, manufacture, and marketing of instruments that detect and monitor hazardous gases. The Company conducts its business within one industry segment.

         Use of Estimates

         The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Revenue Recognition

         Generally, sales are recorded when products are shipped or services are rendered. Revenues from government contracts are recognized utilizing the percentage-of-completion method. Contract revenues are recorded as the related costs (including certain general and administrative costs), which contribute to contract performance, are incurred. Such revenues include profits estimated based on the relationship between costs incurred to date and total estimated costs at completion. Anticipated losses on contracts in process are provided for in full when known. Claims for additional contract revenue are not reflected until such claims are allowed, except where contract terms specifically provide for such claims.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash on deposit with banks and highly liquid money market instruments with original maturities of 90 days or less. Certain certificates of deposits with original maturities greater than 90 days are classified as short-term investments.

         Inventories

         Inventories are stated at the lower of cost (first in, first out) or market.

         Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally two to three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the useful life of the related asset.

         Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Net Income Per Share

         Net income per share is computed using the weighted average number of common shares outstanding and common share equivalents, including stock options and warrants.

(2)      INVENTORIES

         A summary of inventories as of December 31, 1995 and 1994 follows:

                                                 1995              1994
                                                 ----              ----

              Raw materials                  $   264,754          280,528
              Work in process                    244,959          258,259
              Finished goods                      95,767          115,265
                                              ----------       ----------

                                             $   605,480          654,052
                                             ===========          =======

(3)      PROPERTY AND EQUIPMENT

         A summary of property and equipment as of December 31, 1995 and 1994 follows:

                                                  1995              1994
                                                  ----              ----

              Machinery and equipment        $  284,371          245,547
              Furniture, fixtures, and
                 leasehold improvements         522,645          483,851
                                             ----------       ----------

                                                807,016          729,398
              Less accumulated depreciation
                 and amortization               705,553          585,942
                                             ----------       ----------

                                             $  101,463          143,456
                                             ==========       ==========

(4)      COMMON STOCK

         The Company has reserved 1,523,850 shares of common stock for issuance under its Incentive Stock Option Plan. Under this plan, options may be granted at the fair market value of the Company's common stock at the grant date, vest ratably over four years, and expire five years from the grant date. As of December 31, 1995, 108,475 shares were available for grant.

         A summary of stock option transactions as of December 31, 1995 and 1994 follows:

                                                                         Option
                                                          Options         price
                                                          -------        ------

         Balance as of December 31, 1993                  842,500      $.10 -.20

             Granted                                        5,000            .30
             Exercised                                   (217,500)           .20
             Canceled                                     (95,000)           .20
                                                      -----------        -------

         Balance as of December 31, 1994                  535,000       .10 -.30

             Granted                                      215,000            .22
             Exercised                                    (30,500)           .20
             Canceled                                     (14,500)           .23
                                                      -----------        -------

         Balance as of December 31, 1995 (435,104
             exercisable)                                 705,000      $.10 -.30
                                                      ===========      =========

(5)      LEASE COMMITMENT

         The Company leases its facilities under a noncancelable operating lease. As of December 31, 1995, future minimum payments are as follows:

                  1996                                        $ 136,000
                  1997                                          133,000
                  1998                                          133,000
                  1999                                          133,000
                  2000                                          133,000
                  Thereafter                                     33,000

         Rent expense was approximately $134,000, $137,000, and $132,000 in 1995, 1994, and 1993, respectively.

(6)      BANK BORROWINGS

         As of December 31, 1995, the Company had a $250,000 bank line of credit agreement, secured by eligible accounts receivable, that bears interest at the prime rate (8.5% as of December 31, 1995) plus 1/2%. The line of credit agreement expires June 4, 1996, and contains certain financial covenants with which the Company was in compliance as of December 31, 1995.

(7)      INCOME TAXES

         The components of income taxes (benefit) were as follows:

                                                  1995        1994        1993
                                                  ----        ----        ----
         Current:
         Federal                                $    --      10,000         --
         State                                    2,500      81,000      39,000
                                                -------     -------    --------

             Total current                        2,500      91,000      39,000
                                                -------     -------    --------

         Deferred
         Federal                                  9,000      40,000    (236,000)
         State                                    1,000      14,000     (16,000)
                                                -------     -------    --------

             Total deferred                      10,000      54,000    (252,000)
                                                -------     -------    --------

                                                $12,500     145,000    (213,000)
                                                =======     =======     =======

         The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                                   1995        1994        1993
                                                   ----        ----        ----

         Computed tax expense                   $10,000     225,000     182,000
         State taxes, net of federal benefit      2,300      63,000      15,000
         Decrease in valuation allowance             --     (14,000)    (34,000)
         Benefit of utilization of net operating
             loss carryforward                       --    (134,000)   (380,000)
         Other                                      200       5,000       4,000
                                                -------    --------    --------

                                                $12,500     145,000     213,000)
                                                =======     =======     =======

         The tax effects of temporary differences that gave rise to significant portions of deferred tax assets are as follows:

                                                               1995        1994
                                                               ----        ----
         Deferred tax assets:
             Accounts receivable, principally due
               to allowance for doubtful accounts           $ 26,000     22,000
             Inventories, principally due to additional
               costs inventoried for tax purposes             57,000     60,000
             State tax expense on temporary differences       (5,000)    20,000
             Accruals for financial statement purposes not
               currently deductible                           25,000     31,000
             Federal net operating loss carryforward         130,000    123,000
             Property and equipment, principally due to
               differences in depreciation                    32,000     10,000
             Tax credit carryforwards                         80,000     80,000
             Other                                            (9,000)       --
                                                            --------    ------

             Total gross deferred tax assets                 336,000    346,000

             Less valuation allowance                        148,000    148,000
                                                            --------    -------

             Net deferred tax assets                        $188,000    198,000
                                                            ========    =======

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance as of December 31, 1995.

         The Company has a net operating loss carryforward for federal income tax purposes of approximately $380,000. The net operating loss carryforward will expire in 1996 through 2007. The Company also has federal tax credit carryforwards of approximately $75,000, which can be used to offset against future taxable income after use of the loss carryforward. The credit carryforwards will expire in 1996 through 2009.

(8)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Financial Accounting Standards Board's Statement on Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All financial instruments included in the accompanying financial statements approximate fair value because of the short maturity of those instruments.

                                   SCHEDULE II



                           SIERRA MONITOR CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                                     Additions
                                       Balance at   Charged to  Deductions     Balance
                                        Beginning    Costs and        From      at End
        Description                     of Period     Expenses    Reserves   of Period
--------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1995

  Allowance for doubtful receivables    $50,873       $23,000    ($12,717)    $61,156
                                        =======       =======     =======     =======

FOR THE YEAR ENDED DECEMBER 31, 1994

  Allowance for doubtful receivables    $44,910        $9,000     ($3,037)    $50,873
                                        =======       =======     =======     =======

FOR THE YEAR ENDED DECEMBER 31, 1993

  Allowance for doubtful receivables    $34,065       $17,250     ($6,405)    $44,910
                                        =======       =======     =======     =======

                                INDEX TO EXHIBITS




Exhibit
Number             Description
-------          ---------------
   3.0         Articles   of    Incorporation   of   the   Registrant.
               (Incorporated by reference to Exhibit 3 of Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1989, (the "1989 Form 10-K"))

   3.1         Bylaws of  Registrant.
               Incorporated  by  reference  to Exhibit 3.1 of the 1989
               Form 10-K)

   3.2 Agreement and Plan of Reorganization dated June 14, 1989 between UMF, SHC and SMC.
               (Incorporated  by  reference to Exhibit 3.2 of the 1989
               Form 10-K)

   3.3         Agreement of Merger dated as of August 24, 1989 between
               UMF, SHC and SMC.
               (Incorporated  by  reference to Exhibit 3.3 of the 1989
               Form 10-K)

   10.1        1986  Stock  Option  Plan  of   Registrant  as  amended
               December 1, 1987.
               (Incorporated  by reference to Exhibit 10.1 of the 1989
               Form 10-K)

   10.3 Standard Industrial Lease dated January 29, 1986, by and between Geomax and Registrant, with amendment thereto dated 3/30/90.
               (Incorporated  by reference to Exhibit 10.3 of the 1990
               Form 10-K)

   11.1        Computation of net income per share.                           24

   27.0        Financial Data Schedule                                        25