Form 10-Q
period 1996-03-31
SIERRA MONITOR CORP /CA/
filed 1996-05-15
CIK 100625

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] Quarterly  report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934.

           For the quarterly period ended March 31, 1996.

                                       or

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

      Yes__x__    No _____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996.

      Common Stock 10,300,013

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                                 Balance Sheets


                                   Assets              March 31,    December 31,
                                                          1996         1995
                                                      -----------   ------------
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                         $   486,406        310,554
   Short-term investments                                245,917        577,124
   Trade receivables, less allowance for doubtful
        accounts of $62,301 in 1996 and $61,156
        in 1995, respectively                            869,874        898,496
   Inventories                                           679,580        605,480
   Prepaid expenses                                       80,326         40,200
   Deferred income taxes                                 188,000        188,000
                                                     -----------    -----------
                 Total current assets                  2,550,103      2,619,854

Property and equipment, net                              100,634        101,463
Other assets                                              70,951         78,934
                                                     -----------    -----------
                                                     $ 2,721,688      2,800,251
                                                     ===========    ===========

           Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                  $   250,019        305,693
   Accrued compensation expenses                         283,066        265,565
   Other current liabilities                              56,256         23,342
   Income taxes payable                                     --           11,115
                                                     -----------    -----------
                 Total current liabilities               589,341        605,715

Shareholders' equity:
   Common stock                                        2,905,993      2,903,270
   Accumulated deficit                                  (764,393)      (696,131)
   Note receivable from shareholders                      (9,253)       (12,603)
                                                     -----------    -----------
                 Total shareholders' equity            2,132,347      2,194,536
                                                     -----------    -----------
                                                     $ 2,721,688      2,800,251
                                                     ===========    ===========




See accompanying notes.

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                                   (unaudited)


                                                     For the three months ended
                                                     ---------------------------
                                                        March 31,      March 31,
                                                          1996            1995
                                                     -----------     -----------

Net sales                                            $ 1,096,626         994,205

Cost of goods sold                                       427,562         380,111
                                                     -----------     -----------
                Gross profit                             669,064         614,094
                                                     -----------     -----------
Operating expenses
      Research and development                           110,051          90,107
      Selling and marketing                              402,472         365,018
      General and administrative                         228,860         191,125
                                                     -----------     -----------
                                                         741,383         646,250
                                                     -----------     -----------
                Loss from operations                      72,319          32,156

Interest income                                            4,057           8,367
                                                     -----------     -----------
                Net loss                             $    68,262          23,789
                                                     ===========     ===========
Net loss per share                                   $      0.01            0.00
                                                     ===========     ===========
Weighted average common shares outstanding            10,276,888      10,246,388
                                                     ===========     ===========









      See accompanying notes.

                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)

                                                                For the three months ended
                                                                --------------------------
                                                                 March 31,       March 31,
                                                                   1996            1995
                                                                ---------       ----------
Cash flows from operating activities:
   Net loss                                                    $   68,262          23,790
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
         Depreciation and amortization                             34,967          33,730
         Allowance for doubtful accounts                            1,145           2,250
         Change in items affecting operations
            Trade receivables                                      27,477        (118,151)
            Inventories                                           (74,100)         19,143
            Prepaid expenses                                      (40,126)        (34,988)
            Accounts payable                                      (55,674)        (21,386)
            Accrued compensation expenses                          17,501          47,242
            Other current liabilities                              32,914         (16,624)
            Income taxes payable                                  (11,115)            -
                                                                ---------       ---------

             Net cash (used) in operating activities             (135,274)       (112,574)
                                                                ---------       ---------

Cash flows from investment activities:
   Capital expenditures                                            26,154         (15,778)
   Short term investments                                         331,207             -
                                                                ---------       ---------

             Net cash provided (used) in investing activities     305,053         (15,778)
                                                                ---------       ---------

Cash flows from financing activities:
   Proceeds from exercise of stock options
      net of notes receivable                                       6,073             866
                                                                ---------       ---------

              Net cash provided by financing activities             6,073             866
                                                                ---------       ---------

Net increase (decrease) in cash and cash equivalents              175,852        (127,486)

Cash and cash equivalents at beginning of period                  310,554         990,908
                                                                ---------       ---------

Cash and cash equivalents at end of period                     $  486,406         863,422
                                                                =========       =========









      See accompanying notes.

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                                 March 31, 1996


The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and filed March 28, 1996. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of March 31, 1996 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended March 31, 1996.

Summary of Business

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

Inventories

A summary of inventories follows:
                                       March 31,             December 31,
                                          1996                  1995
                                       --------              -----------
          Raw Materials               $ 320,936               264,754

          Work-in-process               268,732               244,959

          Finished goods                 89,912                95,767
                                      ---------              --------

                                      $ 679,580               605,480
                                        =======               =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 1996 Sierra Monitor Corporation (the "Company") reported net revenue of $1,096,626 compared to $994,205 for the three months ended March 31, 1995. The results for the first quarter of 1996 represent a 10% increase from the same period in the prior year. Higher sales of the Company's multi-channel gas monitoring systems to various commercial customers contributed to the increase. In addition, sales to telephone companies, which were reported to be lower in the first quarter of 1995, returned to normal levels in the first quarter of 1996.

Gross profit for the three month period ended March 31, 1996 was $669,064 or 61.0% of sales, compared to $614,094 or 61.7% of sales, in the same period in the previous year. The general level of the margins are consistent with historical results and reflect no material change in the cost of goods sold.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $110,051 for the three month period ended March 31, 1996, compared with $90,107 in the comparable period in 1995. A project to develop an integrated gas detector and environment controller for the telephone industry accounted for the increase in expenses. The new product provides a broad array of monitoring and control functions, such as temperature and humidity, in underground enclosures which previously used only gas monitors. First production models of the new product have been delivered to prospective customers for evaluation.

Selling and marketing costs for the three month period ended March 31, 1996 were $402,472, or 36.7% of sales, compared to $356,018, or 35.8% of sales, in the prior year period. Commissions to independent sales representatives increased by 1.5% of sales in the first quarter of 1996 compared to the same period in 1995. Commission costs vary based on the product mix, regional mix, and discount level of sales. Advertising expenses were also higher in the first quarter of 1996 compared with the same period in 1995.

General and administrative costs for the first quarter of 1996 were $228,860 or 20.9% of sales compared to $191.125, or 19.2% in the prior year period. The general and administrative expenses for the current quarter include approximately $25,000 of labor costs due to the overlap of certain labor functions for training purposes which were completed by the end of the quarter. There are no other significant changes in general and administrative expenses.

Net loss for the three month period ended March 31, 1996 was $68,262 or 6.2% of sales, compared with a net loss of $23,789 or 2.4% of sales for the prior year period. The loss is due to the higher level of expenses in each of the fixed expense categories without correspondingly higher revenues.

Liquidity and Capital Resources:

During the period ended March 31, 1996, the Company's working capital decreased by $53,377 compared to December 31, 1995. There were no significant balance sheet changes.

At March 31, 1996, cash and cash equivalents and short term investments, totalled $732,323. The short term investments consist of certain certificates of deposit with original maturities greater than 90 days. The Company has not drawn on its line of credit with its commercial bank. The Company believes that it current capital resources are sufficient to support existing and anticipated levels of business.

Future Results:

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

Item 4.           Submission of Matters to a Vote of Security Holders - N/A

Item 5.           Other Information - N/A

Item 6.           Exhibits and Reports on Form 8-K

                       (a)   Exhibits.
                                  11.1      Computation of earnings per share

                                  27.0      Financial Data Schedule

                       (b)   Reports on Form 8-K.
                                  None.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    SIERRA MONITOR CORPORATION
                                                    --------------------------
                                                    Registrant

Date:   May 10, 1996                         By:
                                                /s/ Gordon R. Arnold
                                                 -----------------------------
                                                    Gordon R. Arnold
                                                    President
                                                    Chief Financial Officer