Form 10-Q
period 1996-06-30
SIERRA MONITOR CORP /CA/
filed 1996-08-14
CIK 100625

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended June 30, 1996.

                                       or

(   )     Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934.

               For the Transition period from _____ to ______


                          Commission file number 0-744

                           SIERRA MONITOR CORPORATION
             (Exact name of registrant as specified in its charter)


                   California                            95-2481914
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)            Identification Number

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

Yes  x      No _____
   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: 10,332,513 shares outstanding as of June 30, 1996.

                          PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                                 Balance Sheets

                                                                 June 30,         December 31,
                                                                   1996               1995
                                                                -----------       ------------
                                                                (Unaudited)
                            Assets
Current assets
       Cash and cash equivalents                                $  437,363         310,554
       Short-term investments                                      245,767         577,124
       Trade receivables, less allowance for doubtful
           accounts of $64,551 in 1996 and $61,156 in 1995         985,968         898,496
       Inventories                                                 682,461         605,480
       Prepaid expenses                                            114,927          40,200
       Deferred income taxes                                       188,000         188,000
                                                                ----------       ---------
           Total current assets                                  2,654,486       2,619,854
Property and equipment, net                                         81,972         101,463
Other assets                                                        62,688          78,934
                                                                ----------       ---------
                                                                $2,799,146       2,800,251
                                                                ==========       =========

             Liabilities and Shareholders' Equity
Current liabilities
       Accounts payable                                         $  265,861         305,693
       Accrued expenses                                            261,458         265,565
       Other current liabilities                                    48,962          23,342
       Income taxes payable                                              -          11,115
                                                                ----------       ---------
           Total current liabilities                               576,281         605,715
                                                                ----------       ---------
Shareholders' equity
       Common stock                                              2,912,493       2,903,270
       Accumulated deficit                                        (676,245)       (696,131)
       Notes receivable from shareholders                          (13,383)        (12,603)
                                                                ----------       ---------
           Total shareholders' equity                            2,222,865       2,194,536
                                                                ----------       ---------
                                                                $2,799,146       2,800,251
                                                                ==========       =========

The accompanying notes are an integral part of these financial statements

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                                   (Unaudited)



                                           Three months ended June 30,      Six months ended June 30,
                                                1996        1995                 1996         1995
                                            ----------   ----------          ----------   ----------

Net sales                                   $1,361,930    1,217,591           2,458,556    2,211,796

Cost of goods sold                             522,759      458,691             950,321      838,802
                                            ----------   ----------          ----------   ----------

        Gross profit                           839,171      758,900           1,508,235    1,372,994
                                            ----------   ----------          ----------   ----------

Operating expenses
    Research and development                   117,925      113,981             227,976      204,088
    Selling and marketing                      418,689      446,164             821,161      811,182
    General and administrative                 219,953      199,308             448,813      390,433
                                            ----------   ----------          ----------   ----------
                                               756,567      759,453           1,497,950    1,405,703
                                            ----------   ----------          ----------   ----------
        Income (loss) from operations           82,604         (553)             10,285      (32,709)

Interest income                                  7,583        7,862              11,640       16,229
                                            ----------   ----------          ----------   ----------

        Income (loss) before income taxes       90,187        7,309              21,925      (16,480)

Income taxes                                     2,039         --                 2,039         --
                                            ----------   ----------          ----------   ----------

        Net income (loss)                   $   88,148        7,309              19,886      (16,480)
                                            ==========   ==========          ==========   ==========


Net income (loss) per share                $      0.01         0.00                0.00         0.00
                                            ==========   ==========          ==========   ==========

Weighted average common
  shares outstanding                        10,737,102   10,587,013          10,686,270   10,580,763
                                            ==========   ==========          ==========   ==========

See accompanying notes.

                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)


                                                           Three months ended         Six months ended
                                                                 June 30,                  June 30
                                                            1996         1995         1996         1995
                                                         ---------    ---------    ---------    ---------

Cash flows from operating activities:
  Net income (loss)                                      $  88,148        7,309       19,886      (16,480)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Depreciation & amortization                          31,995       33,136       66,961       66,865
       Allowance for doubtful accounts                       2,250         (514)       3,395        1,736
       Changes in items affecting operations:
         Trade receivables                                (118,344)    (196,859)     (90,867)    (315,010)
         Inventories                                        (2,881)      69,941      (76,981)      89,084
         Prepaid expenses                                  (34,602)     (76,356)     (74,727)    (111,344)
         Accounts payable                                   15,842       55,296      (39,832)      33,910
         Accrued expenses                                  (21,607)      52,924       (4,107)     100,166
         Other current liabilities                          (7,294)        --         25,620      (16,624)
         Income taxes payable                                 --           --        (11,115)        --
                                                         ---------    ---------    ---------    ---------
             Net cash used in
               operating activities                        (46,493)     (55,123)    (181,767)    (167,697)
                                                         ---------    ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                      (5,070)     (37,210)     (31,224)     (52,988)
  Short term investments                                       150         --        331,357         --
                                                         ---------    ---------    ---------    ---------
             Net cash provided by (used in)
               investing activities                         (4,920)     (37,210)     300,133      (52,988)
                                                         ---------    ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options,
    net of notes receivable                                  2,370        1,195        8,443        2,061
                                                         ---------    ---------    ---------    ---------
             Net cash provided by financing activities       2,370        1,195        8,443        2,061
                                                         ---------    ---------    ---------    ---------
Net increase (decrease) in
  cash and cash equivalents                                (49,043)     (91,138)     126,809     (218,624)

Cash and cash equivalents at beginning of period           486,406      863,422      310,554      990,908
                                                         ---------    ---------    ---------    ---------

Cash and cash equivalents at end of period               $ 437,363      772,284      437,363      772,284
                                                         =========    =========    =========    =========

See accompanying notes.

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                                  June 30, 1996

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 which was filed March 28, 1996. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of June 30, 1996 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended June 30, 1996.

Summary of Business

Sierra Monitor Corporation ("SMC" or the "Company) was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places.

Products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste water treatment plants, telecommunications companies, parking garages and landfill rehabilitation projects.

Inventories

A summary of inventories follows:

                                                 June 30,         December 31,
                                                   1996              1995
                                                   ----              ----

                  Raw materials                  $308,594          $264,754

                  Work-in-process                 281,317           244,959

                  Finished goods                   92,550            95,767
                                                 --------          --------

                                                 $682,461          $605,480
                                                 ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended June 30, 1996, Sierra Monitor Corporation (the "Company") reported net sales of $1,361,930 compared to $1,217,591 for the three months ended June 30, 1995. For the six month period ended June 30, 1996, net sales were $2,458,556 compared with $2,211,796 in the prior year six month period.

The results for the second quarter of 1996 represent a 12% increase from the same period in the prior year. The results for the first half of 1996 represent an 11% increase from the same period in the prior year. In both periods, sales of systems based on the Sentry controller for larger installations, and sales of gas monitors to telephone companies, improved as compared to the same period in the prior year.

Gross profit of $839,171 for the three month period ended June 30, 1996 was 61.6% of sales compared to $758,900, or 62.3% of sales, in the same period in the previous year. The gross profit for the six month period ended June 30, 1995 was $1,508,235, or 61.3% of sales, compared to $1,372,994, or 62.1% of sales, in the same period in the previous year. The general level of the margins are consistent with historical results. List prices for all the Company's products were increased five percent in the quarter ended June 30, 1996 reflecting the general trend in increased material and labor costs.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $117,925, or 8.6% of sales, for the three month period ending June 30, 1996 compared to $113,981, or 9.4% of sales, in the comparable period in 1995. In the six month periods ending June 30, 1996 and June 30, 1995, research and development expenses were $227,976, or 9.3% of sales, and $204,088, or 9.2% of sales, respectively. There were no significant changes in research and development activities.

Selling and marketing costs for the three-month period ended June 30, 1996 decreased to $418,689, or 30.7% of sales, from $446,164, or 36.6% of sales, in the prior year period. For the six month periods ending June 30, 1996 and June 30, 1995, selling and marketing costs were $821,161, or 33.4% of sales, and $811,182, or 36.7% of sales, respectively. Selling and marketing costs were higher in the first half of 1995, compared to the same period in 1996, primarily due to the design and publication of several items of sales literature.

General and administrative costs increased to $219,953, or 16.2% of sales, for the three month period ended June 30, 1996 from $199,308, or 16.4% percent of sales, in the three month period ended June 30, 1995. General and administrative costs increased to $448,813, or 18.3% of sales, for the six month period ended June 30, 1996 from $390,433, or 17.7% of sales, in the six month period ended June 30, 1995. While there are no significant changes in the costs for the second quarter, the general and administrative expenses for the six month period include approximately $25,000 of new employee training expenses which were incurred in the first quarter.

Net income, after interest and provision for income taxes, for the three months ended June 30, 1996 was $88,148, or 6.5% of net sales, compared with $7,309 or 0.6% of net sales, in the three months ended June 30, 1995. Net income for the six month period ended June 30, 1996 was $19,886 compared with a net loss of $16,480 in the same period in the prior year. The increase in net income for the second quarter is a result of the increase in net sales without correspondingly higher expenses. The net income for the year to date period is lower than the net income for the second quarter due to the net loss reported for first quarter of 1996. The income per share for the second quarter of 1996 was $0.01.

Liquidity and Capital Resources

Working capital at June 30, 1996 was $2,078,205 compared to $2,014,139 at December 31, 1995. The total of cash and cash equivalents and short term investments at June 30, 1996 was $683,130 compared to $887,678 at December 31, 1995. The change in cash and short term investments is primarily due to increases in accounts receivable, $87,472, inventories, $76,981 which are the result of higher level of sales. Prepaid expenses increased by $74,727 primarily due to prepayment of the Company's annual product liability insurance policy.

Short term investments consist of certain certificates of deposit with original maturities greater than 90 days. The company has not drawn on its line of credit with its commercial bank. The Company believes that its current capital resources are sufficient to support existing and anticipated levels of business.

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

Item 1.  Legal Proceedings - N/A

Item 2.  Changes in Securities - N/A

Item 3.  Defaults Upon Senior Securities - N/A

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held on May 9, 1996. At the meeting the following directors were elected:


                                                 Number of Common Shares Voted
                                                 -----------------------------
           Directors                                For               Withheld
           ---------                                ---               --------
           Gordon R. Arnold                      6,688,189               0

           C. Richard Kramlich                   6,688,189               0

           Jay T. Last                           6,688,189               0

        In addition, the shareholders approved the following proposals

                                                   Number of Common Shares Voted
                                                   -----------------------------
           Proposal                                    For     Against   Abstain
           --------                                    ---     -------   -------

           Adopt the 1996 Stock Plan and reserve    6,688,189     0         0
           600,000 shares of Common Stock for
           issuance thereunder.

           Ratify the appointment of KPMG Peat      6,688,189     0         0
           Marwick LLP as independent auditors
           of the Company for the fiscal year
           ending December 31, 1996.

         There were no broker non-votes for any of the proposals

Item 5.  Other Information - N/A

Item 6.  Exhibits and Reports on Form 8-K

         a.     Exhibits.

                11.1       Computation of earnings per share

                27.0       Financial Data Schedule

         b.     Reports on Form 8-K - None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SIERRA MONITOR CORPORATION

                                                Registrant

Date:      August  14, 1996                     By:

                                                    ----------------------------
                                                    Gordon R. Arnold
                                                    President
                                                    Chief Financial Officer