Form 10-Q
period 1996-09-30
SIERRA MONITOR CORP /CA/
filed 1996-11-14
CIK 100625

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10 - Q

(Mark One)

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended September 30, 1996.
                                          ------------------

                                       or

(   )    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934.

           For the Transition period from ______  to  _____


                          Commission file number 0-7441

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

Yes  x    No
   -----     -----

     The number of shares outstanding of each of the issuer's classes of common stock, as of the close of September 30, 1996:

Common Stock: 10,332,513

                                        PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                          SIERRA MONITOR CORPORATION

                                                Balance Sheets
                                                                         September 30,          December 31,
                                                                             1996                   1995
                                                                         -----------            -----------
                                  Assets                                 (Unaudited)
Current assets
       Cash and cash equivalents                                         $   317,342                310,554
       Short-term investments                                                491,051                577,124
       Trade receivables, less allowance for doubtful accounts
           of $63,365 in 1996 and $61,156 in 1995                            900,935                898,496
       Inventories                                                           739,990                605,480
       Prepaid expenses                                                      155,099                 40,200
       Deferred income taxes                                                 188,000                188,000
                                                                         -----------            -----------
           Total current assets                                            2,792,417              2,619,854
Property and equipment, net                                                   87,565                101,463
Other assets                                                                  77,609                 78,934
                                                                         -----------            -----------
                                                                         $ 2,957,591              2,800,251
                                                                         ===========            ===========

                   Liabilities and Shareholders' Equity
Current liabilities
       Accounts payable                                                  $   305,821                305,693
       Accrued expenses                                                      261,672                265,565
       Other current liabilities                                              84,785                 23,342
       Income taxes payable                                                     --                   11,115
                                                                         -----------            -----------
           Total current liabilities                                         652,278                605,715
                                                                         -----------            -----------
Shareholders' equity
       Common stock                                                        2,912,493              2,903,270
       Accumulated deficit                                                  (595,652)              (696,131)
       Notes receivable from shareholders                                    (11,528)               (12,603)
                                                                         -----------            -----------
           Total shareholders' equity                                      2,305,313              2,194,536
                                                                         -----------            -----------
                                                                         $ 2,957,591              2,800,251
                                                                         ===========            ===========

   The accompanying notes are an integral part of these financial statements.



                                   SIERRA MONITOR CORPORATION

                                    Statements of Operations

                                           (Unaudited)

                                            Three months ended           Nine months ended
                                              September 30,                September 30,
                                         1996             1995         1996            1995
                                     ------------    ------------   ------------   ------------
Net sales                            $  1,303,581       1,347,256      3,762,137      3,559,052

Cost of goods sold                        499,687         540,042      1,450,008      1,378,844
                                     ------------    ------------   ------------   ------------

        Gross profit                      803,894         807,214      2,312,129      2,180,208
                                     ------------    ------------   ------------   ------------

Operating expenses
    Research and development              105,720         100,657        333,696        304,745
    Selling and marketing                 417,390         413,514      1,238,550      1,224,696
    General and administrative            207,932         204,977        656,746        595,410
                                     ------------    ------------   ------------   ------------
                                          731,042         719,148      2,228,992      2,124,851
                                     ------------    ------------   ------------   ------------
        Income from operations             72,852          88,066         83,137         55,357

Interest income                             5,702           7,074         17,342         23,303
                                     ------------    ------------   ------------   ------------

        Income before income taxes         78,554          95,140        100,479         78,660

Income tax expense (benefit)               (2,039)          9,514           --            9,514
                                     ------------    ------------   ------------   ------------

        Net income                   $     80,592          85,626        100,479         69,146
                                     ============    ============   ============   ============


Net income per share                 $       0.01            0.01           0.01           0.01
                                     ============    ============   ============   ============

Weighted average common
  shares outstanding                   10,710,304      10,436,718     10,689,935     10,464,067
                                     ============    ============   ============   ============

   The accompanying notes are an integral part of these financial statements.


                                            SIERRA MONITOR CORPORATION

                                             Statements of Cash Flows

                                                    (Unaudited)
                                                                            Three months ended              Nine months ended
                                                                              September 30,                   September 30
                                                                           1996            1995           1996             1995
                                                                       -------------   -------------  -------------    -------------

Cash flows from operating activities:
  Net income                                                           $  80,593           85,626          100,479           69,146
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
       Depreciation & amortization                                        29,726           32,727           96,687           99,592
       Allowance for doubtful accounts                                   (11,186)          (7,403)          (7,791)          (5,667)
       Changes in items affecting operations:
         Trade receivables                                                96,219           11,973            5,352         (303,037)
         Inventories                                                     (57,529)          25,779         (134,510)         114,863
         Prepaid expenses                                                (40,172)          16,757         (114,899)         (94,587)
         Accounts payable                                                 39,960          (67,523)             128          (33,613)
         Accrued expenses                                                    215           16,078           (3,892)         (24,380)
         Other current liabilities                                        35,822             --             61,442             --
         Income taxes payable                                               --               --            (11,115)         124,000
                                                                       ---------        ---------        ---------        ---------
             Net cash provided by (used in)
               operating activities                                      173,648          114,014           (8,119)         (53,683)
                                                                       ---------        ---------        ---------        ---------
Cash flows from investing activities:
  Capital expenditures                                                   (27,056)          (9,615)         (58,280)         (62,603)
  Short term investments                                                (245,284)            --             86,073             --
  Other assets                                                           (23,184)            --            (23,184)            --
                                                                       ---------        ---------        ---------        ---------
             Net cash provided by (used in)
               investing activities                                     (295,524)          (9,615)           4,609          (62,603)
                                                                       ---------        ---------        ---------        ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options,
    net of notes receivable                                                1,855            1,798           10,298            3,859
                                                                       ---------        ---------        ---------        ---------
             Net cash provided by financing
             activities                                                    1,855            1,798           10,298            3,859
                                                                       ---------        ---------        ---------        ---------
Net increase (decrease) in
  cash and cash equivalents                                             (120,021)         106,197            6,788         (112,427)

Cash and cash equivalents at beginning of period                         437,363          772,284          310,554          990,908
                                                                       ---------        ---------        ---------        ---------

Cash and cash equivalents at end of period                             $ 317,342          878,481          317,342          878,481
                                                                       =========        =========        =========        =========

The accompanying notes are an integral part of these financial statements.

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                               September 30, 1996

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 which was filed March 28, 1996. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of September 30, 1996 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended September 30, 1996.

Summary of Business

Sierra Monitor Corporation ("SMC" or the Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places.

Products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste water treatment plants, telecommunications companies, parking garages and landfill rehabilitation projects.

Inventories

A summary of inventories follows:

                                                 September 30,      December 31,

                                                       1996             1995
                                                       ----             ----

Raw materials                                       $313,319            $264,754

Work-in-process                                      336,841             244,959

Finished goods                                        89,830              95,767
                                                    --------            --------

                                                    $739,990            $605,480
                                                    ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and related notes thereto included in this report. The following discussion contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those set forth in the following discussion and elsewhere in this report.

Results of Operations

For the three months ended September 30, 1996 Sierra Monitor Corporation (the "Company") reported net sales of $1,303,581 compared to $1,347,256 for the three months ended September 30, 1995. For the nine month period ended September 30, 1996 net sales were $3,762,137 compared with $3,559,052 in the prior year nine month period.

The results for the third quarter of 1996 represent a 3.2% decline from the same period in the prior year. The results for the first nine months of 1996 represent a 5.7% increase from the same period in the prior year. Although the mix of product sales is approximately the same in each of the reported periods, there were less shipments of large projects in the third quarter of 1996 compared with the third quarter of 1995. The higher sales for the year to date period are due to the higher sales, previously reported, in the first six months of the year.

Gross profit for the three month period ended September 30, 1996 was 61.7% of sales compared to 59.9% in the same period in the previous year. The gross profit for the nine month period ended September 30, 1996 was 61.5% compared to 61.3% in the same period in the previous year. The general level of profit margins is consistent with historical results.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $105,720 for the three month period ending September 30, 1996 compared to $100,657 in the comparable period in 1995. In the nine month periods ending September 30, 1996 and September 30, 1995, research and development expenses were $333,696 and $304,745 respectively. The higher expenses in both the three month and nine month periods ending September 30, 1996 are due to outside consulting expenses related to new product development.

Selling and marketing costs for the three month period ended September 30, 1996 increased to $417,390, or 32.0% of net sales, from $413,514, or 30.7% of net sales, in the prior year period. For the nine month periods ending September 30, 1996 and September 30, 1995, selling and marketing costs were $1,238,550, or 32.9% of net sales, and $1,224,696, or 34.4% of net sales, respectively. The higher selling and marketing expenses in both the three month and nine month periods ending September 30, 1996 are due, primarily, to higher salary costs.

General and administrative costs increased to $207,932 for the three month period ended September 30, 1996 from $204,977 in the three month period ended September 30, 1995. General and administrative costs increased to $656,746 for the nine month period ended September 30, 1996 from $595,410 in the nine month period ended September 30, 1995. While there were no significant changes in general and administrative costs for the third quarter, the costs for the nine month period ended September 30, 1996 include approximately $25,000 of one time expenses for new employee training. A reclassification of field service income contributed approximately $28,000 of additional general and administrative in expenses in the 1996 period.

Net income, after interest and taxes, for the three months ended September 30, 1996 was $80,592, or 6.2% of net sales, compared with $85,626 or 6.4% of net sales, in the three months ended September 30, 1996. Net income for the nine month period ended September 30, 1996 was $100,479 compared with income of $69,146 in the same period in the prior year.

The lower income for the three month period is due to the lower sales level combined with higher fixed costs in each expense category. The higher income for the year to date period is due to higher overall sales levels in the first six months of 1996, somewhat offset by higher fixed expenses in the same period.

Liquidity and Capital Resources

Working capital at September 30, 1996 was $2,140,139 compared to $2,274,536 at December 31, 1995.

Inventory levels at September 30, 1996 were approximately 20% higher compared to December 31, 1995. The increases are due to higher production levels in the third quarter of 1996 compared to the fourth quarter of 1995. In addition, inventories have been increased in anticipation of future sales of the Company's new product for telephone company applications.

Prepaid expenses increase to $155,099 at September 30, 1996 compared to $40,200 at December 31, 1995. The increases include prepaid product liability insurance which is amortized on a monthly basis, and prepayment of various costs associated with third party approval programs. Third party approvals are an investment in future marketability of the Company's products and are capitalized at the time the approvals are received.

At September 30, 1996, cash and cash equivalents and short term investments, totaled $808,393 compared to $887,678 at December 31, 1995. The reduction is due , in part, to the changes in inventory levels and prepaid expenses, offset by operating income. The short term investments consist of certain certificates of deposits with original maturities greater than 90 days. The Company has not drawn on its line of credit with its commercial bank. The Company believes that the current capital resources, including cash and cash equivalents and its line of credit with a commercial bank, are sufficient to support existing and anticipated levels of business.

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


                                             SIERRA MONITOR CORPORATION

                                             Registrant

Date: November 14, 1996                  By: /S/ GORDON R. ARNOLD
                                            ------------------------------------
                                            Gordon R. Arnold
                                            President
                                            Chief Financial Officer