Form 10KSB
period 1996-12-31
SIERRA MONITOR CORP /CA/
filed 1997-03-31
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB


(Mark One)
    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996.
    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ______________ Commission file number 0-7441

            -------------------------------------------------------

                           SIERRA MONITOR CORPORATION

                 (Name of small business issuer in its charter)

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

            -------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

            -------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
       ---              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended December 31, 1996 were $5,040,177. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1997 was approximately $1,230,978 based upon the last reported sale. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 1997 was 10,332,513.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10 & 11 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the Registrant's Information Statement for the Annual Shareholders' Meeting to be held on May 14, 1997.

Transitional Small Business Disclosure Format Yes    ; No  X
                                                 ---      ---

                                     PART I


Item 1.       Description of Business.


      Sierra Monitor Corporation ("SMC" or the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for the protection of personnel and facilities in industrial work places.

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

      The Company capitalizes on its expertise in microprocessor based control hardware to develop products which incorporate functions not found in many competitive instruments. In this respect, the Company markets products under the concept of "Gas Risk Management". Gas Risk Management utilizes features such as recorded event information, and graphical displays on central computers, to allow users to identify hazards and problems before they evolve into incidents which, at a minimum, could cause production delays, evacuation of personnel and potentially even damage and injury.

      The Company maintains research and development programs to enhance existing products and to develop new products. During the last three fiscal years, the research and development expenses, which include costs for sustaining engineering, have averaged approximately 8% of sales. In 1996, research and development expenses totaled $439,017 compared to $406,278 in 1995 and $368,738 in 1994.

      The Company's products are sold through a network of sales representatives managed by regional managers. There are currently 30 authorized representatives with a total of 37 sales offices in the United States. The majority of the Company's representatives have exclusive territories and the sales agreements with each representative restricts them from representing competing lines. The Company's internal sales organization includes a Sales Manager, four Regional Sales Managers, an Inside Sales Manager and support personnel. In addition to its primary factory and office facility in California, the Company maintains regional sales offices in Illinois, Pennsylvania and Texas.

      At December 31, 1996, the Company had 34 employees, of whom 5 were in research and development; 10 were in marketing, sales and service; 3 were in general administration; and 16 were in operations and manufacturing. At that date, 31 of the Company's employees were located in Milpitas, California, 1 was located in Chicago, Illinois, 1 was located in Philadelphia, Pennsylvania, and 1 was located in HoustonTexas. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

      The demand for gas monitoring instruments is not seasonal and there are no customers to whom sales exceed 10% of total annual sales. Within the market sector, the telecommunications industry and the petrochemical industry each account for up to approximately 20% of the Company's sales and, as such, economic factors or labor problems in those industries could affect Company sales to those industries.

      The commercial order backlog for the Company' products at December 31, 1996 was $539,694 compared with $659,184 at December 31, 1995. The backlog includes orders for which the Company has not yet received engineering release from the customer. Since the Company generally ships its products within the same month that it receives a purchase order and engineering release from the customer for such products, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales.

      In February 1993, the Company was awarded a prime contract for development and manufacture of gas monitoring systems to be installed aboard U.S. Navy aircraft carriers (the "Navy Contract"). The total contract was at a fixed price of approximately $2,400,000. Shipment of the systems was completed in 1994 and none of the reported year end backlog for 1995 and 1996 is attributable to the Navy Contract.

      Representatives in foreign countries have various agreements to promote the Company's products but no formal international marketing program exists. In both 1995 and 1996, sales to international customers were less than 10% of total sales in each year. The Company has no assets in any foreign countries.

      The gas detection and monitoring industry is highly competitive. Most of the Company's competitors have far greater financial, marketing and manufacturing resources than the Company by virtue of their relationships with larger companies as divisions or subsidiaries. The principal competitive factors in the industry are reliability, ease of use, product support, and price. The Company's products compete with systems offered by Bacharach Inc., Detector Electronics Corporation, National Draeger, Gastech Inc., General Monitors Inc., Mine Safety Appliance Company, Seiger, Ltd., and Sensidyne Inc.

Selected Financial Data (Not covered by Independent Auditors' Report).

      The following table sets forth the required financial data for each of the last five fiscal periods ended December 31, 1992 through 1996:

                                                                   Years Ended December 31

                                                1996             1995              1994             1993             1992
Net sales                                 $5,040,177       $4,773,464        $5,831,324       $4,921,271       $3,475,514
Net income                                  $149,430          $18,024          $516,463         $749,628          $21,016
Net income per share                           $0.01            $0.00             $0.05            $0.08            $0.00
Total assets                              $2,924,132       $2,800,251        $2,665,097       $2,137,065       $1,455,620
Long term liabilities                        $     -          $     -           $     -          $     -          $     -
Cash distributions per common share             none             none              none             none             none

                                                                             -2-

      Certain Factors That May Affect Future Results

      This  report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The Company's future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting the Company's industry, lack of growth in the Company's end-markets, and the Company's ability to develop, manufacture, and sell both new and existing products at a profitable yet competitive price.

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

Item 2.       Description of Property.

      The Company's principal executive, administrative, manufacturing and engineering operations are located in a 15,000 square foot leased facility in Milpitas, California. This facility is occupied under a lease expiring March 31, 2001. Management considers that the current facility is adequate for the present level of operations and that additional office and factory space is available in the immediate vicinity. The Company also leases sales offices near Chicago, Illinois; Philadelphia, Pennsylvania; and Houston, Texas.

Item 3.       Legal Proceedings.

      To the knowledge of the Company's management, there are no legal proceedings pending to which the Company is a party or to which the Company's property is subject.

Item 4.       Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II


Item  5.      Market for  Registrant's  Common  Equity and  Related  Stockholder
              Matters.

      (a) There is not an active market for the Company's stock and the Company's stock is currently traded solely on the Nasdaq over-the-counter Bulletin Board. To the Company's knowledge, there is only infrequent trading in limited volume. The Company understands that trades in Common Stock from September 1996 to December 1996 have been effected at prices ranging from $0.34 to $0.44 per share. Because trading of the Company's stock is so infrequent, the Company is unable to provide historic price information.

      (b) As of March 15, 1997 there were approximately 357 holders of record of the Company's Common Stock.

      (c) The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain any future earning to finance operations and the further development of the Company's business and does not presently intend to disperse any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Fiscal 1996 vs. Fiscal 1995

      For the year ended December 31, 1996, the Company reported net sales of $5,040,177 compared to net sales of $4,773,464 in the prior year. Income before income taxes was $139,930 in 1996 compared to $30,524 in the previous year. Net income in 1996 was $149,430 due to the effect of an income tax benefit of $9,500. The components of the income tax benefit are described in note 7 to the financial statements incorporated in this report as Part IV, Item 13 (a). The increase in net income was primarily due to the higher level of sales without substantial increases in fixed costs.

      Sales increased by 5.6% over the prior year. There were no significant changes in selling prices. The increase in net sales is primarily the result of the improved volume of sales of gas detection products used by telephone companies. There were no significant sales of the company's new environment controller for telephone company applications. Sales of other gas detection products remained approximately the same as the prior year.

      Gross profit as a percent of sales was 61.6% compared to 61.2% in the prior year. Manufacturing labor costs and materials costs, as a percent of sales, remained constant compared with the previous year's commercial sales.

      Research and development expenses, which include sustaining engineering for existing products, were $439,017, or 8.7% of net sales, in the year ended December 31, 1996 compared to $406,278, or 8.5% of sales, in the year ended December 31, 1995. Research and development expenses in, 1996 and 1995, include costs of approximately $75,300 and $48,400, respectively, for outside consultants and other purchased services used in the development of a new product which was released for sale in telephone company applications late in the second half of 1996.

      Selling and marketing expenses decreased in 1996 to $1,662,602 or 33.0% of net sales, from $1,668,079, or 34.9% of net sales, in the prior year. There were no significant changes in selling and marketing expenses in 1996 compared to 1995 except that commissions paid to independent representatives were 8.5% of sales compared to 9.1% in the prior year. Commissions to independent representatives vary as a percent of sales due to product mix and channels of distibution used to sell products.

      General and administrative expenses increased to $891,197 in 1996 from $844,929 in 1995. The increase is primarily due to higher salary, wage and benefit expenses which were incurred to support increased material control and accounting activities.

      Net interest income in 1996 was $28,417 compared with net interest income of $30,479 in 1995. Due to the fact that the Company did not have any outstanding long-term debt during 1996, the Company did not incur any interest expense for the year.

      An income tax benefit of $9,500 in 1996 resulted from changes in deferred tax assets and liabilities and a change in the valuation allowance, compared to tax a expense of $12,500 in 1995.

Fiscal 1995 vs. Fiscal 1994

      For the year ended December 31, 1995, the Company reported net sales of $4,773,464 compared to net sales of $5,831,324 in the prior year. Income before income taxes was $30,524 in 1995 compared to $661,463 in the previous year. The sales reported for 1994 included revenue from the Navy Contract of $1,870,367. In 1995 there were no revenues from the Navy Contract but follow-on sales contributed $245,100. The Company anticipates sales at approximately the same level in future years as the Navy purchases spare parts, replacement sensors and individual monitoring systems.

      Sales of commercial products in the year ended December 31, 1995, after exclusion of the Navy Contract, increased by 20.5% over the prior year. There were no significant changes in selling prices and the increase is the result of growth of sales of the Company's primary commercial product, the Sentry microprocessor based system, combined with a return to normal sales levels of gas monitors used in telephone company applications. During 1995, the Company focused sales efforts on Sentry sales through increased advertising, various incentives to representatives, and internal promotion programs.

      Gross profit as a percent of sales was 61.2% in 1995 compared to 57.7% in 1994. The lower margins in 1994 were due to the Navy Contract. The results for 1995 reflect margin levels for sales of commercial products. Manufacturing labor costs and materials costs, as a percent of sales, remained constant in 1995compared with the previous year's commercial sales.

      Research and development expenses, which include sustaining engineering for existing products, were $406,278, or 8.5% of net sales, in the year ended December 31, 1995 compared to $386,738, or 6.6% of sales, in the year ended December 31, 1994. Research and development expenses in both years, 1994 and 1995, include costs for outside consultants and other purchased services used in the development of a new product which was not released for sale by the end of 1995.

      Selling and marketing expenses increased in 1995 to $1,668,079 or 34.9% of net sales, from $1,500,614, or 25.7% of net sales, in the prior year. In 1994 there were no significant selling expenses associated with revenues from the Navy Contract. After adjustment for commercial products only, the selling and marketing expenses for 1994 were 37.8% of sales. The lower selling and marketing cost as a percentage of commercial sales in 1995 was due to economies of scale. As sales increased, commission costs also increased but most other categories of expenses tended to remain constant. The Company believes that the level of selling and marketing expense for 1995 was necessary to continue sales growth.

      General and  administrative  expenses  increased  to $844,929 in 1995 from
$825,838   in  1994.   There  were  no   significant   changes  in  general  and
administration expenses.

      Net interest income in 1995 was $30,479 compared with net interest income of $7,223 in 1994. During 1995, the Company maintained higher levels of short term investments which earned more interest income than 1994. The Company did not incur any interest expense for the year ended December 31, 1995.

      Income tax expense for 1995 was $12,500 compared to $145,000 in 1994. The lower taxes are due to lower income before tax and tax expense timing differences.

Liquidity and Capital Resources

      The Company's working capital increased $164,895 in 1996 compared to an increase of $32,164 in 1995. Working capital was $ 2,179,034 at December 31, 1996 compared to $2,014,140 at December 31, 1995.

      Inventory levels increased 18.6% during 1996. Inventory on hand was $717,865 at December 31, 1996. The increase in inventory is necessary to support higher production levels due to increased sales and also to support production of the Company's new product for telephone company applications.

      The Company had no long term liabilities and no bank borrowing at December 31, 1996.

      The Company maintains a $250,000 line of credit, secured by accounts receivable, with its commercial bank. There were no borrowings against the line of credit in 1996. The Company is in full compliance with the terms of the line of credit and currently anticipates that it will be renewed upon its expiration in June 1997.

      At December 31, 1996 the balance sheet reflected $478,910 of cash and cash equivalents, $246,781 of short term investments and $1,040,989 of net accounts receivable. Total cash, cash equivalents and short term investments of $725,691 at the end of 1996 were $161,987 lower than the end of 1995. The reduction is primarily the result of increases in inventory and accounts receivable due to the higher level of sales during the fourth quarter of 1996. The short term investments consist of certain certificates of deposit with original maturities greater than 90 days. Management believes that its present resources, including cash, cash equivalents, bank line of credit and accounts receivable, are sufficient to fund its anticipated level of operations through December 31, 1997.

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

Item 7.       Financial Statements and Supplementary Data.

      Reference is made to the financial statements and supplementary data set forth in this Form 10-KSB report, as indexed in Item 13 of Part IV, and by such reference, such information is incorporated herein.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exhange Act.

      The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 1996, based upon information furnished by such persons:

                                                                                                     Director or
                                                                                                     ------------
Name                         Principal Occupation or Employment                             Age      Officer Since
----                         ----------------------------------                             ---      -------------
Gordon R. Arnold             President,  Chief Executive Officer and Secretary              51            1984

Michael C. Farr              Vice President of Operations                                   39            1986

Stephen R. Ferree            Vice President of Marketing                                    49            1992

C. Richard Kramlich          Director of the Company;                                       61            1980
                             General Partner of New Enterprise Associates
                             a venture capital firm.

Jay T. Last                  Director of the Company;                                       66            1977
                             President, Hillcrest Press (Publisher).
                             Business and technical consultant for more than the
                             last five years.

      All officers of the Company serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and officers of the Company.

      Gordon R. Arnold joined Sierra Monitor Corporation, a California corporation ("Old Sierra") in December 1979 as Operations Manager and Vice President. He became President in 1984 and Chief Executive Officer in 1985. In September 1989, Old Sierra merged into UMF Systems, Inc., a California corporation ("UMF"), and UMF changed its name to "Sierra Monitor Corporation." Mr. Arnold has served as the Company's President and Chief Financial Officer since the merger and as the Company's Secretary since February 1993. Mr. Arnold was also a director of Old Sierra from 1984 until the merger with UMF.

      Michael C. Farr joined Old Sierra in December 1983 as Operations Manager. He became Vice President, Operations in May, 1997. Since the merger Mr. Farr has served as Vice President, Operations of the Company.

      Stephen R. Ferree joined the Company as Marketing Manager in January 1990. He became Vice President, Marketing in May, 1992.

      With respect to the other information required by this item, the sections entitled "Election of Directors Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 14, 1997 and to be filed with the SEC within 120 days of December 31, 1996 are incorporated by reference herein.

Item 10. Executive Compensation.

      The  sections   entitled   "Compensation   of  Executive   Officers"   and
"Compensation  of  Directors"  in  the  Company's   Information   Statement  are
incorporated by reference herein.

Item  11.     Security Ownership of Certain Beneficial Owners and Management.

      The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Information Statement is incorporated by reference herein.

Item  12.     Certain Relationships and Related Transactions.

      None.

Item  13.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

         (a) Financial Statements and Schedule. The following documents are filed as part of this report:

         Independent Auditors' Report.

         Financial Statements and Schedules:

            Balance Sheets at December 31, 1996 and 1995.

            Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

            Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.

            Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

            Notes to Financial Statements.

            Schedule II - Valuation and Qualifying Accounts.

         All schedules omitted are not applicable, not required or the required information is included in the financial statements or notes thereto.

         (b) Reports on Form 8-K:

            No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1996.

         (c) Exhibits.

 Exhibit Number                   Description
 --------------                   -----------
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

     10.1 1986 Stock Option Plan of Registrant as amended December 1, 1987. (Incorporated by reference to Exhibit 10.1 of the 1989 Form 10-K)

     10.2 1996 Stock Option Plan of Registran. (Incorporated by references to Exhibit 4.1 of Registrant's Registration Statement on S-8 (File No. 333-18241) filed with the SEC on December 19, 1996)

     10.3 Standard Industrial Lease dated January 29, 1986, by and between Geomax and Registrant, with amendment thereto dated 3/30/90. (Incorporated by reference to Exhibit 10.3 of the 1990 Form 10-K)

     11.1            Computation of net income per share.

     23.1            Consent of Independent Auditors.

     27.0            Financial Data Schedule.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 24, 1997.

                                                  SIERRA MONITOR CORPORATION

                                                  (Registrant)



                                                  By  /s/  Gordon R. Arnold
                                                      --------------------------
                                                        Gordon R. Arnold
                                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                      Title                        Signature
    -----                      -----                        ---------
March 24, 1997      Chief Executive Officer, Chief
                    Financial Officer and Director
                    (Principal Executive, Financial
                    and Accounting Officer)         By  /s/  Gordon R. Arnold
                                                       ------------------------
                                                        Gordon R. Arnold


March 24, 1997      Director                        By  /s/  C. Richard Kramlich
                                                       ------------------------
                                                        C. Richard Kramlich


March 24, 1997      Director                        By  /s/  Jay T. Last
                                                       ------------------------
                                                        Jay T. Last

                           SIERRA MONITOR CORPORATION

                              Financial Statements

                        December 31, 1996, 1995, and 1994

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors and Shareholders
Sierra Monitor Corporation:


We have audited the accompanying balance sheets of Sierra Monitor Corporation as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


February 21, 1997


                                             SIERRA MONITOR CORPORATION

                                                    Balance Sheets

                                               December 31, 1996 and 1995


                        Assets                                          1996                  1995
                        ------                                          ----                  ----
Current assets:
     Cash and cash equivalents                                  $       478,910               310,554
     Short-term investments                                             246,781               577,124
     Trade receivables, less allowance for doubtful accounts
        of $45,598 and $61,156, respectively                          1,040,989               898,496
     Inventories                                                        717,865               605,480
     Prepaid expenses                                                    51,556                40,200
     Deferred income taxes                                              211,000               188,000
                                                                  -------------         -------------

                    Total current assets                              2,747,101             2,619,854

Property and equipment, net                                              84,653               101,463
Other assets                                                             92,378                78,934
                                                                  -------------         -------------

                                                                $     2,924,132             2,800,251
                                                                  =============         =============
         Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                           $       291,371               305,693
     Accrued compensation expenses                                      214,408               265,565
     Other current liabilities                                           38,741                23,342
     Income taxes payable                                                23,547                11,115
                                                                  -------------         -------------

                    Total current liabilities                           568,067               605,715

Commitments

Shareholders' equity:
     Common stock; 20,000,000 shares authorized; 10,332,513
         and 10,276,888 shares issued and outstanding,
         respectively                                                 2,912,493             2,903,270
     Accumulated deficit                                               (546,701)             (696,131)
     Notes receivable from shareholders                                  (9,727)              (12,603)
                                                                  -------------         -------------

                    Total shareholders' equity                        2,356,065             2,194,536
                                                                  -------------         -------------

                                                                $     2,924,132             2,800,251
                                                                  =============         =============

See accompanying notes to financial statements.

                                            SIERRA MONITOR CORPORATION

                                             Statements of Operations

                                   Years ended December 31, 1996, 1995, and 1994



                                                                   1996               1995              1994
                                                             --------------     ---------------     --------------

Net sales                                                  $      5,040,177         4,773,464         5,831,324

Cost of goods sold                                                1,935,848         1,854,133          2,463,894
                                                             --------------     ---------------     --------------

              Gross profit                                        3,104,329         2,919,331          3,367,430
                                                             --------------     ---------------     --------------

Operating expenses:
     Research and development                                       439,017           406,278            386,738
     Selling and marketing                                        1,662,602         1,668,079          1,500,614
     General and administrative                                     891,197           844,929            825,838
                                                             --------------     ---------------     --------------

                                                                  2,992,816         2,919,286          2,713,190
                                                             --------------     ---------------     --------------
              Income from operations                                111,513                45            654,240

Interest expense                                                        --               --               (1,273)
Interest income
                                                                     28,417            30,479              8,496
                                                             --------------     ---------------     --------------

              Income before income tax (benefit)
                  expense                                           139,930            30,524            661,463

Income tax (benefit) expense                                         (9,500)           12,500            145,000
                                                             --------------     ---------------     --------------

              Net income                                   $        149,430            18,024            516,463
                                                             ==============     ===============     ==============

Net income per share                                       $            .01              .00                 .05
                                                             ==============     ===============     ==============

Weighted average common shares outstanding                       10,730,682        10,498,734         10,414,256
                                                             ==============     ===============     ==============

See accompanying notes to financial statements.

                                                     SIERRA MONITOR CORPORATION

                                                 Statements of Shareholders' Equity

                                            Years ended December 31, 1996, 1995, and 1994

                                                                                                         Notes
                                                                                                       receivable           Total
                                                            Common Stock              Accumulated          from        shareholders'
                                                       Shares           Amount          Deficit         shareholders        equity
                                                    ----------       ----------       ----------        ----------        ----------
Balances as of December 31, 1993                     9,778,888       $2,804,070       (1,230,618)          (12,111)        1,561,341

     Exercise of stock options                         217,500           43,500             --                --              43,500

     Exercise of warrant                               250,000           50,000             --                --              50,000

     Proceeds from notes receivable                       --               --               --                  50                50

     Net income                                           --               --            516,463              --             516,463
                                                    ----------       ----------       ----------        ----------        ----------

Balances as of December 31, 1994                    10,246,388        2,897,570         (714,155)          (12,061)        2,171,354

     Exercise of stock options                          30,500            5,700             --              (5,000)              700

     Proceeds from notes receivable                       --               --               --               4,458             4,458

     Net income                                           --               --             18,024              --              18,024
                                                    ----------       ----------       ----------        ----------        ----------

Balances as of December 31, 1995                    10,276,888        2,903,270         (696,131)          (12,603)        2,194,536

     Exercise of stock options                          55,625            9,223             --                --               9,223

     Proceeds from notes receivable                       --               --               --               2,876             2,876

     Net income                                           --               --            149,430              --             149,430
                                                    ----------       ----------       ----------        ----------        ----------

Balances as of December 31, 1996                    10,332,513       $2,912,493         (546,701)           (9,727)        2,356,065
                                                    ==========       ==========       ==========        ==========        ==========

See accompanying notes to financial statements.

                                                     SIERRA MONITOR CORPORATION
                                                      Statements of Cash Flows
                                            Years ended December 31, 1996, 1995, and 1994

                                                                                         1996              1995             1994
                                                                                       ---------        ---------        ---------
Cash flows from operating activities:
     Net income                                                                         $ 149,430           18,024          516,463
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
           Depreciation and amortization                                                  127,014          130,673          119,528
           Loss on disposal of fixed assets                                                   334             --               --
           Allowance for doubtful accounts                                                (15,558)          10,283            5,963
           Deferred income taxes                                                          (23,000)          10,000           54,000
           Changes in operating assets and liabilities:
                Trade receivables                                                        (126,935)        (310,220)          50,568
                Costs and estimated earnings in excess of billings
                on uncompleted contract                                                      --               --            154,067
                Inventories                                                              (112,385)          48,572            9,938
                Prepaid expenses                                                          (11,356)          (6,001)         (18,531)
                Accounts payable                                                          (14,322)          80,151           (7,035)
                Accrued compensation expenses                                             (51,157)          94,143          (87,240)
                Other current liabilities                                                  15,399          (32,320)          10,387
                Income taxes payable                                                       12,432          (30,002)           1,907
                                                                                        ---------        ---------        ---------

                Net cash (used in) provided by operating activities                       (50,104)          13,303          810,015
                                                                                        ---------        ---------        ---------

Cash flows from investing activities:
     Capital expenditures                                                                 (77,189)         (77,618)        (142,676)
     Short-term investments                                                               330,343         (577,124)            --
     Other assets                                                                         (46,793)         (44,073)            --
                                                                                        ---------        ---------        ---------
                Net cash provided by (used in) investing activities                       206,361         (698,815)        (142,676)
                                                                                        ---------        ---------        ---------

Cash flows from financing activities:
     Proceeds from notes receivable                                                         2,876            4,458               50
     Proceeds from exercise of stock options and
       warrant, net of notes receivable                                                     9,223              700           93,500
                                                                                        ---------        ---------        ---------
                Net cash provided by financing activities                                  12,099            5,158           93,550
                                                                                        ---------        ---------        ---------

Net increase (decrease) in cash and cash equivalents                                      168,356         (680,354)         760,889

Cash and cash equivalents at beginning of year                                            310,554          990,908          230,019
                                                                                        ---------        ---------        ---------

Cash and cash equivalents at end of year                                                $ 478,910          310,554          990,908
                                                                                        =========        =========        =========

Supplemental disclosures of cash flow information:
     Cash paid during the year - income taxes                                           $    --             37,361           86,842
                                                                                        =========        =========        =========
     Noncash financing activity - common stock issued
       in exchange for notes from shareholders                                          $    --              5,000             --
                                                                                        =========        =========        =========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1996, 1995, and 1994


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

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements



        Stock Option Plan

        Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
        (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

        On  January  1,  1996,  the  Company  adopted   Statement  of  Financial
        Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

        Net Income Per Share

        Net income per share is computed using the weighted-average number of common shares outstanding and common share equivalents, including stock options and warrants.

(2)     Inventories

        A summary of inventories as of December 31, 1996 and 1995, follows:

                                                      1996                1995
                                                    --------            --------

             Raw materials                          $275,024             264,754
             Work in process                         324,042             244,959
             Finished goods                          118,799              95,767
                                                    --------            --------
                                                    $717,865             605,480
                                                    ========            ========

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

(3)     Property and Equipment

                  A summary of property and equipment as of December 31, 1996 and 1995, follows:

                                                             1996         1995
                                                           --------     --------

Machinery and equipment                                    $272,821      284,371
Furniture, fixtures, and leasehold improvements             567,597      522,645
                                                           --------     --------

                                                            840,418      807,016
Less accumulated depreciation and amortization              755,765      705,553
                                                           --------     --------

                                                           $ 84,653      101,463
                                                           ========     ========
(4)             Common Stock

                During 1996, the Company's 1986 Incentive Stock Option Plan expired. Subsequently, the shareholders adopted the 1996 Stock Plan and reserved 600,000 shares of common stock for issuance. Under this plan, options may be granted at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

                Stock options granted were -0- and 215,000 during 1996 and 1995, respectively. The per share weighted-average fair value of stock options granted during 1995 was $.13 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1995 - expected dividend yield 0.0%, risk-free interest rate of 6.63%, and an expected life of 10 years.

                The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:
                                                     1996                1995
                                                     ----                ----

         Net income:
             As reported                         $   149,430             18,024
             Pro forma                               142,443             15,114

         Net income per share:
             As reported                         $       .01                .00
             Pro forma                                   .01                .00

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements


         Pro forma net income reflects only options granted in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995, is not considered.

         A summary of stock option transactions as of December 31, 1996 and 1995, follows:

                                                                   Option
                                                    Options        price
                                                  ----------     ---------
              Balance as of December 31, 1994       535,000    $ .10 - .30

                  Granted                           215,000          .22
                  Exercised                         (30,500)         .20
                  Canceled                          (14,500)         .23
                                                  ----------
              Balance as of December 31, 1995       705,000      .10 - .22

                  Exercised                         (55,625)         .16
                  Canceled                           (6,875)         .20
                                                  ----------
              Balance as of December 31, 1996
                  (476,250 exercisable)             642,500      .10 - .22
                                                  ==========

(5)      Lease Commitments

         The Company leases its facilities under a noncancelable operating lease. As of December 31, 1996, future minimum payments are as follows:

                      Year ending
                      December 31,
                      ------------
                           1997                   $138,000
                           1998                    133,000
                           1999                    133,000
                           2000                    133,000
                           2001                     33,000
                                                  --------
                                                  $570,000
                                                  ========

         Rent expense was approximately $136,000, $134,000, and $137,000 in 1996, 1995, and 1994, respectively.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements


(6)      Bank Borrowings

         As of December 31, 1996, the Company had a $250,000 bank line of credit agreement, secured by eligible accounts receivable, that bears interest at the prime rate (8.25% as of December 31, 1996) plus 1/2%. The line of credit agreement expires June 4, 1997, and contains certain financial covenants with which the Company was in compliance as of December 31, 1996.

 (7)     Income Taxes

         The components of income taxes (benefit) were as follows:

                                          1996           1995          1994
                                        --------       --------      --------
         Current:
            Federal                     $   --             --          10,000
            State                         13,500          2,500        81,000
                                        --------       --------      --------

                    Total current         13,500          2,500        91,000
                                        --------       --------      --------

         Deferred
            Federal                        8,000          9,000        40,000
            State                        (31,000)         1,000        14,000
                                        --------       --------      --------

                    Total deferred       (23,000)        10,000        54,000
                                        --------       --------      --------

                                        $ (9,500)        12,500       145,000
                                        ========       ========      ========

         The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                                  1996        1995       1994
                                                --------    --------   --------

Computed tax expense                            $ 48,000      10,000    225,000
State taxes, net of federal benefit                8,900       2,300     63,000
Decrease in valuation allowance                  (48,000)       --      (14,000)
Benefit of utilization of net operating loss
    carryforward                                    --          --     (134,000)
Other                                            (18,400)        200      5,000
                                                --------    --------   --------

                                                $ (9,500)     12,500    145,000
                                                ========    ========   ========

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements


         The tax effects of temporary differences that gave rise to significant portions of deferred tax assets are as follows:

                                                           1996          1995
                                                        ---------     ---------
Deferred tax assets:
    Accounts receivable, principally due to
       allowance for doubtful accounts                  $  20,000        26,000
    Inventories, principally due to additional
       costs inventoried for tax purposes                  76,000        57,000
    State tax expense on temporary differences             (8,000)       (5,000)
    Accruals for financial statement purposes
       not currently deductible                            35,000        25,000
    Federal net operating loss carryforward                61,000       130,000
    Property and equipment, principally due to
       differences in depreciation                         41,000        32,000
    Tax credit carryforwards                               87,000        80,000
    Other                                                  (1,000)       (9,000)
                                                        ---------     ---------

               Total gross deferred tax assets            311,000       336,000

    Less valuation allowance                              100,000       148,000
                                                        ---------     ---------

               Net deferred tax assets                  $ 211,000       188,000
                                                        =========     =========

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance as of December 31, 1996.

The Company has a net operating loss carryforward for federal income tax purposes of approximately $178,000. The net operating loss carryforward will expire in 1997 through 2007. The Company also has federal tax credit carryforwards of approximately $87,000, which can be used to offset against future taxable income after use of the loss carryforward. The credit carryforwards will expire in 1997 through 2009.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements



(8)     Fair Value of Financial Instruments

     The Financial Accounting Standards Board's SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All financial instruments included in the accompanying financial statements approximate fair value because of the short maturity of those instruments.

                                             SCHEDULE II



                                    SIERRA MONITOR CORPORATION

                                   VALUATION AND QUALIFYING ACCOUNTS
                                                      Additions
                                           Balance at Charged to  Deductions     Balance
                                            Beginning  Costs and        From      at End
        Description                         of Period   Expenses     Reserves   of Period
-----------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1996

        Allowance for doubtful receivables   $ 61,156   $  7,000   ($22,558)   $ 45,598
                                             ========   ========   ========    ========

FOR THE YEAR ENDED DECEMBER 31, 1995

        Allowance for doubtful receivables   $ 50,873   $ 23,000   ($12,717)   $ 61,156
                                             ========   ========   ========    ========

FOR THE YEAR ENDED DECEMBER 31, 1994

        Allowance for doubtful receivables   $ 44,910   $  9,000   ($ 3,037)   $ 50,873
                                             ========   ========   ========    ========
