Form 10QSB
period 1997-03-31
SIERRA MONITOR CORP /CA/
filed 1997-05-14
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934.

                 For the quarterly period ended March 31, 1997.
                                                --------------

                                       or

(   ) Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934.

                 For the Transition period from ______ to _____


                          Commission file number 0-7441

                           SIERRA MONITOR CORPORATION

        (Exact name of small business issuer as specified in its charter)


 California                                                95-24819414
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

Yes  x      No
   -----       -----
The number of shares of the issuer's common stock outstanding, as of May 9, 1997 was 10,332,513.

Traditional Small Business Disclosure Format: Yes    ; No X
                                                 ----    ----

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                                 Balance Sheets


                                                       March 31,    December 31,
                                                         1997           1996
                                                    --------------  ------------
                                   Assets             (unaudited)
Current assets:
     Cash and cash equivalents                       $   502,534        478,910
     Short-term investments                              248,688        246,781
     Trade receivables, less allowance for doubtful
          accounts of $46,743 in 1997 and $45,598
          in 1996, respectively                          888,739      1,040,989
     Inventories                                         723,456        717,865
     Prepaid expenses                                     52,489         51,556
     Deferred income taxes                               211,000        211,000
                                                     -----------    -----------

                        Total current assets           2,626,906      2,747,101

Property and equipment, net                              107,559         84,653
Other assets                                              85,478         92,378
                                                     -----------    -----------

                                                     $ 2,819,943      2,924,132
                                                     ===========    ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                $   230,433        291,371
     Accrued compensation expenses                       233,485        214,408
     Other current liabilities                            35,669         38,741
     Income taxes payable                                 12,278         23,547
                                                     -----------    -----------

                        Total current liabilities        511,865        568,067

Shareholders' equity:
     Common stock                                      2,912,493      2,912,493
     Accumulated deficit                                (596,244)      (546,701)
     Note receivable from shareholders                    (8,171)        (9,727)
                                                     -----------    -----------

                        Total shareholders' equity     2,308,078      2,356,065
                                                     -----------    -----------

                                                     $ 2,819,943      2,924,132
                                                     ===========    ===========

See the accompanying notes to the financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                                   (unaudited)


                                                     For the three months ended
                                                    ----------------------------
                                                     March 31,        March 31,
                                                       1997             1996
                                                    ------------     -----------

Net sales                                            $ 1,146,157       1,096,626

Cost of goods sold                                       460,303         427,562
                                                     -----------     -----------

                  Gross profit                           685,854         669,064
                                                     -----------     -----------

Operating expenses
      Research and development                            96,923         110,051
      Selling and marketing                              415,222         402,472
      General and administrative                         228,454         228,860
                                                     -----------     -----------

                                                         740,599         741,383
                                                     -----------     -----------

                  Loss from operations                    54,745          72,319

Interest income                                            5,202           4,057
                                                     -----------     -----------

                Net loss                             $    49,543          68,262
                                                     ===========     ===========

Net loss per share                                   $      0.00            0.01
                                                     ===========     ===========

Weighted average common shares outstanding            10,332,513      10,276,888
                                                     ===========     ===========

See the accompanying notes to the financial statements.


                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)
                                                             For the three months ended
                                                             --------------------------
                                                               March 31,    March 31,
                                                                 1997          1996
                                                              -----------   ----------
Cash flows from operating activities:
      Net income (loss)                                        $ (49,543)     (68,262)
      Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
              Depreciation and amortization                       26,603       34,967
              Allowance for doubtful accounts                      2,250        1,145
              Change in items affecting operations
                 Trade receivables                               150,000       27,477
                 Inventories                                      (5,591)     (74,100)
                 Prepaid expenses                                   (933)     (40,127)
                 Accounts payable                                (60,938)     (55,674)
                 Accrued compensation expenses                    19,077       17,501
                 Other current liabilities                        (3,072)      32,914
                 Income taxes payable                            (11,269)     (11,115)
                                                               ---------    ---------

                  Net cash  provided by (used in) operating
                     activities                                   66,584     (135,274)
                                                               ---------    ---------

Cash flows from investment activities:
      Capital expenditures                                       (42,609)     (26,154)
      Short term investments                                      (1,907)     331,207
                                                               ---------    ---------

                  Net cash provided by (used in) investing       (44,516)     305,053
                     activities                                ---------    ---------

Cash flows from financing activities:
      Proceeds from exercise of stock options
         net of notes receivable                                   1,556        6,073
                                                               ---------    ---------

                   Net cash provided by financing activities       1,556        6,073
                                                               ---------    ---------

Net increase decrease in cash and cash equivalents                23,624      175,852

Cash and cash equivalents at beginning of period                 478,910      310,554
                                                               ---------    ---------

Cash and cash equivalents at end of period                     $ 502,534      486,406
                                                               =========    =========

See the accompanying notes to the financial statements.

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                                 March 31, 1997


The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 which was filed March 31, 1997. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of March 31, 1997 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended March 31, 1997.

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

Inventories

A summary of inventories follows:
                                                 March 31,       December 31,
                                                   1997             1996
                                                   ----             ----

                  Raw Materials                 $ 299,366           275,024

                  Work-in-process                 295,388           324,042

                  Finished goods                  128,702           118,799
                                                  -------         ---------

                                                $ 723,456           717,865
                                                  =======           =======

New Accounting Standard

The Financial Accounting Standards Board issued its Statement of Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that EPS will not differ materially from earnings per share as presented in the accompanying financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 1997 Sierra Monitor Corporation (the "Company") reported net sales of $1,146,157 compared to $1,096,626 for the three months ended March 31, 1996. The results for the first quarter of 1997 represent a 4.5% increase from the same period in the prior year. The revenue for the first quarter of 1997 includes $68,600 of net sales of the Company's new environment controller for telephone company applications. There were no sales of the environment controller in the prior year period.

Gross profit for the three month period ended March 31, 1997 was $685,854 or 59.8% of net sales, compared to $669,064 or 61.0% of net sales, in the same period in the previous year. The lower margin in the current quarter is due, in part, to higher material costs related to the start up of the manufacture and production of the environment controller.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $96,923 for the three month period ended March 31, 1997, compared with $110,051 in the comparable period in 1996. In the first quarter of 1997 there were less outside consulting expenses related to new product development than in the same period in the prior year.

Selling and marketing costs for the three month period ended March 31, 1997 were $415,222, or 36.2% of net sales, compared to $402,472, or 36.7% of net sales, in the same period in the prior year. Commissions to independent sales representatives decreased by 2.0% of net sales in the first quarter of 1997 compared to the same period in 1996. Commission costs vary based on the product mix, regional mix, and discount level of sales. The lower commission costs were offset by the cost of development and printing of new product brochures, resulting in no significant change in total selling and marketing costs.

General and administrative costs for the first quarter of 1997 were $228,454 or 19.9% of net sales compared to $228,860 or 20.9% in the same period in the prior year. There were no significant changes in general and administrative expenses.

Net loss for the three month period ended March 31, 1997 was $49,543 or 4.3% of net sales, compared with a net loss of $68,262 or 6.2% of net sales for the same period in the prior year. Although sales increased and total fixed costs remained constant as compared with the first quarter of 1996, the lower gross margin, due to higher costs of goods sold, contributed to the net loss.

During the first quarter of 1997 collection of accounts receivable, combined with lower sales than the fourth quarter of 1996, resulted in a decrease in trade receivables of $150,000. The current level of trade receivables is consistent with the Company's collection experience. Cash generated by the collections in the first quarter contributed to a $60,938 reduction in accounts payable.

Liquidity and Capital Resources:

During the period ended March 31, 1997, the Company's working capital decreased by $63,993 compared to December 31, 1996. Capital expenditures related to upgrading of the telephone system to provide voice mail capabilities, and purchase of laptop computers for regional sales offices contributed to the decrease.

At March 31, 1997, cash and cash equivalents and short term investments, totaled $751,222. The short term investments consist of certain certificates of deposit with original maturities greater than 90 days.

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

Item 4.           Submission of Matters to a Vote of Security Holders - N/A

Item 5.           Other Information - N/A

Item 6.           Exhibits and Reports on Form 8-K

                       (a)   Exhibits.
                                  11.1      Computation of earnings per share
                                  27.0      Financial Data Schedule

                       (b)   Reports on Form 8-K.
                                  None.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SIERRA MONITOR CORPORATION
                                               --------------------------
                                               Registrant

Date:        May 13, 1997               By:      /s/ Gordon R. Arnold
                                               ---------------------------------
                                               Gordon R. Arnold
                                               President
                                               Chief Financial Officer