Form 10QSB
period 1997-06-30
SIERRA MONITOR CORP /CA/
filed 1997-08-11
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934.

                  For the quarterly period ended June 30, 1997.

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

Yes__x__ No _____

The number of shares of the issuer's common stock outstanding, as of June 30, 1997 was: 10,566,263.

Transitional Small Business Disclosure Format: Yes____; No ___X__

                          PART I: FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                                 Balance Sheets

                                                     June 30,       December 31,
                                                       1997            1996
                                                    ----------      -----------
                                  Assets            (Unaudited)
Current assets
       Cash and cash equivalents                    $   556,185        478,910
       Short-term investments                           246,267        246,781
       Trade receivables, less allowance for
           doubtful accounts of $47,813 in
           1997 and $45,598 in 1996                     772,915      1,040,989
       Inventories                                      818,925        717,865
       Prepaid expenses                                  66,793         51,556
       Deferred income taxes                            211,000        211,000
                                                    -----------    -----------
           Total current assets                       2,672,085      2,747,101
Property and equipment, net                              98,588         84,653
Other assets                                             74,690         92,378
                                                    -----------    -----------
                                                    $ 2,845,363      2,924,132
                                                    ===========    ===========

                      Liabilities and Shareholders' Equity

Current liabilities
       Accounts payable                             $   264,679        291,371
       Accrued expenses                                 206,829        214,408
       Other current liabilities                         28,842         38,741
       Income taxes payable                              12,278         23,547
                                                    -----------    -----------
           Total current liabilities                    512,628        568,067
                                                    -----------    -----------
Shareholders' equity
       Common stock                                   2,937,035      2,912,493
       Accumulated deficit                             (576,410)      (546,701)
       Notes receivable from shareholders               (27,890)        (9,727)
                                                    -----------    -----------
           Total shareholders' equity                 2,332,735      2,356,065
                                                    -----------    -----------
                                                    $ 2,845,363      2,924,132
                                                    ===========    ===========

See the accompanying notes to the financial statements.


                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                                   (Unaudited)

                                           Three months ended June 30,   Six months ended June 30,
                                               1997           1996          1997           1996
                                            -----------   -----------   -----------    -----------

Net sales                                   $ 1,184,819     1,361,930     2,330,976      2,458,556

Cost of goods sold                              422,558       522,759       882,861        950,321
                                            -----------   -----------   -----------    -----------

        Gross profit                            762,261       839,171     1,448,115      1,508,235
                                            -----------   -----------   -----------    -----------

Operating expenses
    Research and development                     83,898       117,925       180,821        227,976
    Selling and marketing                       422,563       418,689       837,785        821,161
    General and administrative                  242,391       219,953       470,845        448,813
                                            -----------   -----------   -----------    -----------
                                                748,852       756,567     1,489,451      1,497,950
                                            -----------   -----------   -----------    -----------
        Income (loss) from operations            13,409        82,604       (41,336)        10,285

Interest income                                   6,425         7,583        11,627         11,640
                                            -----------   -----------   -----------    -----------

        Income (loss) before income taxes        19,834        90,187       (29,709)        21,925

Income taxes                                       --           2,039          --            2,039
                                            -----------   -----------   -----------    -----------

        Net income (loss)                   $    19,834        88,148       (29,709)        19,886
                                            ===========   ===========   ===========    ===========


Net income (loss) per share                 $      0.00          0.01          0.00           0.00
                                            ===========   ===========   ===========    ===========

Weighted average common
  shares outstanding                         10,820,397    10,737,102    10,566,263     10,686,270
                                            ===========   ===========   ===========    ===========

See the accompanying notes to the financial statements.


                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)


                                                            Three months ended        Six months ended
                                                                 June 30,                  June 30
                                                             1997         1996        1997         1996
                                                          ---------    ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                       $  19,834       88,148      (29,709)      19,886
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Depreciation & amortization                           30,580       31,995       57,183       66,961
       Allowance for doubtful accounts                        1,070        2,250        3,320        3,395
       Changes in items affecting operations:
         Trade receivables                                  114,754     (118,344)     264,754      (90,867)
         Inventories                                        (95,469)      (2,881)    (101,060)     (76,981)
         Prepaid expenses                                   (14,304)     (34,602)     (15,237)     (74,727)
         Accounts payable                                    34,246       15,842      (26,692)     (39,832)
         Accrued expenses                                   (26,656)     (21,607)      (7,579)      (4,107)
         Other current liabilities                           (6,827)      (7,294)      (9,898)      25,620
         Income taxes payable                                  --           --        (11,269)     (11,115)
                                                          ---------    ---------    ---------    ---------
             Net cash provided by (used in)
               operating activities                          57,228      (46,493)     123,813     (181,767)
                                                          ---------    ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                      (10,820)      (5,070)     (53,429)     (31,224)
  Short term investments                                      2,419          150          513      331,357
                                                          ---------    ---------    ---------    ---------
             Net cash provided by (used in)
               investing activities                          (8,401)      (4,920)     (52,916)     300,133
                                                          ---------    ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options,
    net of notes receivable                                   4,824        2,370        6,378        8,443
                                                          ---------    ---------    ---------    ---------
             Net cash provided by financing activities        4,824        2,370        6,378        8,443
                                                          ---------    ---------    ---------    ---------
Net increase (decrease) in
  cash and cash equivalents                                  53,651      (49,043)      77,275      126,809

Cash and cash equivalents at beginning of period            502,534      486,406      478,910      310,554
                                                          ---------    ---------    ---------    ---------

Cash and cash equivalents at end of period                $ 556,185      437,363      556,185      437,363
                                                          =========    =========    =========    =========

See the accompanying notes to the financial statements

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                                  June 30, 1997

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 which was filed March 31, 1997. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of June 30, 1997 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended June 30, 1997.

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

Inventories

A summary of inventories follows:
                                       June 30,  December 31,
                                         1997       1996
                                       --------   --------

                     Raw materials     $328,991   $275,024
                     Work-in-process    353,623    324,042
                     Finished goods     136,311    118,799
                                       --------   --------
                                       $818,925   $717,865
                                       ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended June 30, 1997, Sierra Monitor Corporation (the "Company") reported net sales of $1,184,819 compared to $1,361,930 for the three months ended June 30, 1996. For the six month period ended June 30, 1997, net sales were $2,330,976 compared with $2,458,556 in the prior year six month period. The results for the second quarter of 1997 represent a 13% decrease from the same period in the prior year. The results for the first half of 1997 represent a 5% decrease from the same period in the prior year. During the first two months of the second quarter, bookings and sales improved compared to the levels in the first quarter, but the trend did not continue in the final month and the results fell short of the Company's expectations. Lower sales of both multi-point gas monitoring systems and products for telephone company applications were slightly offset by higher sales of military products single point monitoring devices.

Gross profit of $762,261 for the three month period ended June 30, 1997 was 64.3% of sales compared to $839,171 or 61.6% of sales, in the same period in the previous year. The gross profit for the six month period ended June 30, 1997 was $1,448,115, or 62.1% of sales, compared to $1,508,235 or 61.3% of sales, in the same period in the previous year. The higher margins in the second quarter are primarily due to the change in the mix of products sold. The margins in the six month year to date period are consistent with historical results.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $83,898, or 7.1% of sales, for the three month period ending June 30, 1997 compared to $117,925, or 8.7% of sales, in the comparable period in 1996. In the six month periods ending June 30, 1997 and June 30, 1996, research and development expenses were $180,821, or 7.8% of sales, and $227,976, or 9.3% of sales, respectively. In the first and second quarters of 1997 there were less consulting expenses related to new product development than in the same periods in the prior year.

Selling and marketing costs for the three month period ended June 30, 1997 were $422,563, or 35.7% of sales, compared to $418,689, or 30.7% of sales, in the comparable period in the prior year. For the six month periods ending June 30, 1997 and June 30, 1996, selling and marketing costs were $837,785, or 35.9% of sales, and $821,161, or 33.4% of sales, respectively. Although there are no significant changes in total selling and marketing costs, lower sales commissions paid to representatives have been offset by increased travel, advertising and sales materials expenses incurred by Company employees in their efforts to improve the overall level of sales.

General and administrative costs increased to $242,391, or 20.5% of sales, for the three month period ended June 30, 1997 from $219,953, or 16.2% percent of sales, in the three month period ended June 30, 1996. General and administrative costs increased to $470,845, or 20.2% of sales, for the six month period ended June 30, 1997 from $448,813, or 18.3% of sales, in the six month period ended June 30, 1996. The increase in general and administrative costs is due to higher salary, labor and benefit costs.

Net income, after interest and provision for income taxes, for the three months ended June 30, 1997 was $19,834 or 1.7% of net sales, compared with $88,148 or 6.5% of net sales, in the three months ended June 30, 1996. Net loss for the six month period ended June 30, 1997 was $29,709 compared with net income of $19,886 in the same period in the prior year. Although the gross margin as a percent of sales improved in the second quarter, compared to the prior year period, the gross profit was lower due to lower revenue. Fixed expenses remained at approximately the same level resulting in lower income from operations and lower net income.

Liquidity and Capital Resources

Working capital at June 30, 1997 was $2,159,457 compared to $2,179,034 at December 31, 1996. The total of cash and cash equivalents and short term investments at June 30, 1997 was $802,452 compared to $725,691 at December 31, 1996. The increase in cash and short term investments is due to improved collections of accounts receivable, including resolution of several accounts which were delinquent in excess of 120 days. The resolution of the delinquent accounts was achieved without any write offs. The improvement in cash on hand due to collection of accounts receivable was partially offset by an increase in materials inventory. Purchases of materials, for the second quarter, were planned at a higher level due to anticipated sales increases which failed to materialize.

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

Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Shareholders was held on May 28, 1997. At the meeting the following directors were elected:

                                                                        Number of Common Shares Voted
                                                                        -----------------------------

             Directors                                                For                         Withheld
             ---------                                                ---                         --------

             Gordon R. Arnold                                      6,823,114                         0

             C. Richard Kramlich                                   6,823,114                         0

             Jay T. Last                                           6,823,114                         0

           In addition, the shareholders approved the following proposal

                                                                        Number of Common Shares Voted
                                                                        -----------------------------

             Proposal                                           For                Against              Abstain
             --------                                           ---                -------              -------

             Ratify the appointment of KPMG Peat             6,823,114                0                    0
             Marwick LLP as the Company's  independent
             public accountants for the fiscal year
             ending December 31, 1997.

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


                                              SIERRA MONITOR CORPORATION

                                              Registrant

Date:   August  14, 1997                 By:  /S/ Gordon R. Arnold
                                              ----------------------------------
                                              Gordon R. Arnold

                                              President

                                              Chief Financial Officer