Form 10QSB
period 1997-09-30
SIERRA MONITOR CORP /CA/
filed 1997-11-10
CIK 100625

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 FORM 10 - QSB

(Mark One)

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 1997.

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

Yes__x__ No _____

The number of shares of the issuer's common stock  outstanding,  as of September
   30, 1997 was: 10,566,263.

Transitional Small Business Disclosure Format: Yes____ No __ x ___

                                           PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                            SIERRA MONITOR CORPORATION

                                                  Balance Sheets

                                                                            September 30,            December 31,
                                                                                 1997                    1996
                                                                           -----------------       ------------------
                                  Assets                                     (Unaudited)
Current assets
       Cash and cash equivalents                                           $        259,602                  478,910
       Short-term investments                                                       540,230                  246,781
       Trade receivables, less allowance for doubtful accounts
           of $46,337 in 1997 and $45,598 in 1996                                 1,027,310                1,040,989
       Inventories                                                                  823,854                  717,865
       Prepaid expenses                                                             110,375                   51,556
       Deferred income taxes                                                        211,000                  211,000
                                                                           -----------------       ------------------
           Total current assets                                                   2,972,371                2,747,101
Property and equipment, net                                                         108,457                   84,653
Other assets                                                                         62,274                   92,378
                                                                           -----------------       ------------------
                                                                           $      3,143,102                2,924,132
                                                                           =================       ==================

                   Liabilities and Shareholders' Equity
Current liabilities
       Accounts payable                                                    $        289,176                  291,371
       Accrued expenses                                                             250,621                  214,408
       Other current liabilities                                                     52,075                   38,741
       Income taxes payable                                                          28,438                   23,547
                                                                           -----------------       ------------------
           Total current liabilities                                                620,310                  568,067
                                                                           -----------------       ------------------
Shareholders' equity
       Common stock                                                               2,937,035                2,912,493
       Accumulated deficit                                                         (388,321)                (546,701)
       Notes receivable from shareholders                                           (25,922)                  (9,727)
                                                                           -----------------       ------------------
           Total shareholders' equity                                             2,522,792                2,356,065
                                                                           -----------------       ------------------
                                                                           $      3,143,102                2,924,132
                                                                           =================       ==================


See the accompanying notes to the financial statements.


                                            SIERRA MONITOR CORPORATION

                                             Statements of Operations
                                                    (Unaudited)


                                                        Three months ended                    Nine months ended
                                                          September 30,                         September 30,

                                                     1997               1996               1997               1996
                                                ---------------    ----------------   ----------------   ----------------
Net sales                                       $    1,474,040           1,303,581          3,805,016          3,762,137

Cost of goods sold                                     521,627             499,687          1,404,488          1,450,008
                                                ---------------    ----------------   ----------------   ----------------

        Gross profit                                   952,413             803,894          2,400,528          2,312,129
                                                ---------------    ----------------   ----------------   ----------------

Operating expenses
    Research and development                           115,625             105,720            296,446            333,696
    Selling and marketing                              424,587             417,390          1,262,372          1,238,550
    General and administrative                         217,204             207,932            688,049            656,746
                                                ---------------    ----------------   ----------------   ----------------
                                                       757,416             731,042          2,246,867          2,228,992
                                                ---------------    ----------------   ----------------   ----------------
        Income from operations                         194,997              72,852            153,661             83,137

Interest income                                          9,331               5,702             20,958             17,342
                                                ---------------    ----------------   ----------------   ----------------

        Income before income taxes                     204,328              78,554            174,619            100,479

Income tax expense (benefit)                            16,239              (2,039)            16,239                  -
                                                ---------------    ----------------   ----------------   ----------------

        Net income                              $      188,089              80,593            158,380            100,479
                                                ===============    ================   ================   ================


Net income per share                            $         0.02                0.01               0.01               0.01
                                                ===============    ================   ================   ================

Weighted average common
  shares outstanding                                10,745,878          10,710,304         10,721,562         10,689,935
                                                ===============    ================   ================   ================

See the accompanying notes to the financial statements.


                                            SIERRA MONITOR CORPORATION

                                             Statements of Cash Flows

                                                    (Unaudited)
                                                                  Three months ended              Nine months ended
                                                                    September 30,                   September 30
                                                                  1997            1996           1997             1996
                                                             -------------   -------------  -------------    -------------
Cash flows from operating activities:
  Net income                                                $     188,089          80,593        158,380          100,479
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation & amortization                                 29,754          29,726         86,937           96,687
       Allowance for doubtful accounts                             (1,476)        (11,186)         1,844          (7,791)
       Changes in items affecting operations:
         Trade receivables                                       (252,919)         96,219         11,835            5,352
         Inventories                                               (4,928)        (57,529)      (105,988)        (134,510)
         Prepaid expenses                                         (43,582)        (40,172)       (58,819)        (114,899)
         Accounts payable                                          24,497          39,960         (2,195)             128
         Accrued expenses                                          43,792             215         36,213           (3,892)
         Other current liabilities                                 23,232          35,822         13,334           61,442
         Income taxes payable                                      16,160               -          4,891          (11,115)
                                                             -------------   -------------  -------------    -------------
             Net cash provided by (used in)
               operating activities                                22,619         173,648        146,432           (8,119)
                                                             -------------   -------------  -------------    -------------
Cash flows from investing activities:
  Capital expenditures                                            (27,208)        (27,056)       (80,637)         (58,280)
  Short term investments                                         (293,962)       (245,284)      (293,449)          86,073
  Other assets                                                          -         (23,184)             -          (23,184)
                                                             -------------   -------------  -------------    -------------
             Net cash provided by (used in)
               investing activities                              (321,170)       (295,524)      (374,086)           4,609
                                                             -------------   -------------  -------------    -------------
Cash flows from financing activities:
  Proceeds from exercise of stock options,
    net of notes receivable                                         1,968           1,855          8,346           10,298
                                                             -------------   -------------  -------------    -------------
             Net cash provided by financing
             activities                                             1,968           1,855          8,346           10,298
                                                             -------------   -------------  -------------    -------------
Net increase (decrease) in
  cash and cash equivalents                                      (296,583)       (120,021)      (219,308)           6,788

Cash and cash equivalents at beginning of period                  556,185         437,363        478,910          310,554
                                                             -------------   -------------  -------------    -------------

Cash and cash equivalents at end of period                   $    259,602         317,342        259,602          317,342
                                                             =============   =============  =============    =============

See the accompanying notes to the financial statements.

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                               September 30, 1997

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 which was filed March 31, 1997. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of September 30, 1997 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended September 30, 1997.

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

Inventories

A summary of inventories follows:

                                           September 30,   December 31,
                                               1997            1996
                                             --------        --------

         Raw materials                       $348,187        $275,024
         Work-in-process                      339,797         324,042
         Finished goods                       135,870         118,799
                                             --------        --------
                                             $823,854        $717,865
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

Results of Operations

For the three months ended September 30, 1997 Sierra Monitor Corporation (the "Company") reported net sales of $1,474,040 compared to $1,303,581 for the three months ended September 30, 1996. For the nine month period ended September 30, 1997 net sales were $3,805,016 compared with $3,762,137 in the prior year nine month period. The results for the third quarter represent a 13% increase from the same period in the prior year. The results for the nine month period represent a 1% increase from the same period in the prior year. Sales of products for telephone company applications and sales to the Navy improved during the third quarter of 1997 compared to the results for the same quarter in 1996. Sales of the same two product groups are higher for the nine month period in 1997 compared to the prior year. Sales of multi-point gas monitoring systems, which were lower in the second quarter of 1997 improved during the third quarter, but remain below the sales levels achieved in 1996.

Gross profit of $952,413 for the three month period ended September 30, 1997 was 65% of sales compared to $803,894 or 62% of sales in the same period in the previous year. The gross profit for the nine month period ended September 30, 1997 was $2,400,528 or 63% of sales compared to $2,312,129 or 61% in the same period in the previous year. The higher gross profit in the third quarter of 1997 is due to the changes in product mix of goods sold and the efficiencies of higher volume. The Company anticipates that price discounting on large projects will cause the gross profit margin to return to historical levels in future reporting periods.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $115,625 for the three month period ending September 30, 1997 compared to $105,720 in the comparable period in 1996. In the nine month periods ending September 30, 1997 and September 30, 1996, research and development expenses were $296,446 and $333,696 respectively. Research and development expenses were low during the first six months of 1997 due to a temporary reduction in new product development and corresponding reductions in consultant and labor costs. During the third quarter ending September 30, 1997 product development activity, and corresponding expenses, returned to normal levels.

Selling and marketing expenses for the three month period ended September 30, 1997 were $424,587, or 29% of sales compared to $417,390, or 32% of sales, in the prior year period. The lower selling expenses as a percentage of sales is due to the efficiency of increased volume. For the nine month periods ending September 30, 1997 and September 30, 1996, selling and marketing expenses were $1,262,372, and $1,238,550, respectively. Selling expenses in both nine month periods were 33% of sales.

General and administrative costs were $217,204 for the three month period ended September 30, 1997 compared to $207,932 in the three month period ended September 30, 1996. Higher salary and professional service costs were partially offset by lower product liability insurance and capital equipment depreciation expenses for the three month period ended September 30, 1997, compared to the same period in 1996. General and administrative costs increased to $688,049 for the nine month period ended September 30, 1997 from $656,746 in the nine month period ended September 30, 1996. The year to date increase in general and administrative costs is due to higher salary, labor and benefit costs.

Net income for the three months ended September 30, 1997 was $188,089 or 13% of net sales, compared with $80,593 or 6% of net sales, in the three months ended September 30, 1996. Net income for the nine month period ended September 30, 1997 was $158,380 compared with net income of $100,479 in the same period in the prior year. The higher income is the result of improved results in the third quarter including higher sales and lower cost of goods sold without significant increases in fixed expenses.

Liquidity and Capital Resources

Working capital at September 30, 1997 increased to $2,352,061 compared to $2,179,034 at December 31, 1996. The increase is due, in part, to increased operating income, offset by changes in inventory levels and prepaid expenses. At September 30, 1997, cash and cash equivalents plus short term investments totaled $799,832 compared to $725,691 at December 31, 1996. Short term investments consist of certain certificates of deposits with original Federal Agency Securities with maturities greater than 90 days.

Inventory levels at September 30, 1997 were approximately 15% higher compared to December 31, 1996. Inventory levels increased during the second quarter of 1997 when anticipated sales failed to materialize. During the third quarter, ended September 30, 1997, inventory levels remained approximately flat.

Prepaid expenses increased to $110,375 at September 30, 1997 compared to $51,556 at December 31, 1996. Prepaid expenses vary throughout the year due to prepayments of insurance, which are amortized on a monthly basis, and third party approval service deposits.

The Company has not drawn on its line of credit with its commercial bank and believes that the current capital resources, including cash, cash equivalents, short term investments, and its line of credit, are sufficient to support existing and anticipated levels of business.

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


                                              SIERRA MONITOR CORPORATION
                                              Registrant

Date: November 10, 1997                       By: /S/ GORDON R. ARNOLD
                                                  ------------------------------
                                                  Gordon R. Arnold
                                                  President
                                                  Chief Financial Officer