Form 10KSB
period 1997-12-31
SIERRA MONITOR CORP /CA/
filed 1998-03-30
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB


(Mark One)
    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997.
    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
           ______________
          Commission file number 0-7441

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X       No
                                      ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended December 31, 1997 were $5,130,597. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1998 was approximately $772,214 based upon the last reported sale. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 1998 was 10,566,263.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10 & 11 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the Registrant's Information Statement for the Annual Shareholders' Meeting to be held on May 19, 1998.

Transitional Small Business Disclosure Format Yes     ;  No  X
                                                 -----     -----

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

      In addition to gas detection devices, the Company manufacturers a line of products known as Industrial Communication Bridges (Bridges). Many industrial instruments, such as programmable logic controllers and various analytical systems, communicate in different, non-standard, protocols. Bridges provide a means for reading and writing data into these devices using a common, standard protocol. In 1998, revenue from Bridge products was less than 5% of the Company's sales.

      The Company maintains research and development programs to enhance existing products and to develop new products. During the last three fiscal years, the research and development expenses, which include costs for sustaining engineering, have averaged approximately 8% of sales. In 1997, research and development expenses totaled $423,058 compared to $439,017 in 1996 and $406,278 in 1995.

      The Company's products are sold through a network of sales representatives managed by regional managers. There are currently 30 authorized representatives with a total of 38 sales offices in the United States. The majority of the Company's representatives have exclusive territories and the sales agreements with each representative restricts them from representing competing lines. The Company's internal sales organization includes a Sales Manager, four Regional Sales Managers, an Inside Sales Manager and support personnel. In addition to its primary factory and office facility in California, the Company maintains regional sales offices in Illinois, Pennsylvania and Texas.

      At December 31, 1997, the Company had 34 employees, of whom 5 were in research and development; 10 were in marketing, sales and service; 3 were in general administration; and 16 were in operations and manufacturing. At that date, 31 of the Company's employees were located in Milpitas, California, 1 was located in Chicago, Illinois, 1 was located in Philadelphia, Pennsylvania, and 1 was located in Houston, Texas. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

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

      The commercial order backlog for the Company's products at December 31, 1997 was $454,296 compared with $539,694 at December 31, 1996. The backlog includes orders for which the Company has not yet received engineering release from the customer. Since the Company generally ships its products within the same month that it receives a purchase order and engineering release from the customer for such products, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales.

      Representatives in foreign countries have various agreements to promote the Company's products but no formal international marketing program exists. In both 1996 and 1997, sales to international customers were less than 10% of total sales in each year. The Company has no assets in any foreign countries.

      The gas detection and monitoring industry is highly competitive. Most of the Company's competitors have far greater financial, marketing and manufacturing resources than the Company by virtue of their relationships with larger companies as divisions or subsidiaries. The principal competitive factors in the industry are reliability, ease of use, product support, and price. The Company's products compete with systems offered by Bacharach Inc., Detector Electronics Corporation, National Draeger Inc., Gastech Inc., General Monitors Inc., Mine Safety Appliance Company, Seiger, Ltd., and Sensidyne Inc.

      Selected Financial Data (Not covered by Independent Auditors' Report).

      The following table sets forth the required financial data for each of the last five fiscal periods ended December 31, 1993 through 1997:
                                                                   Years Ended December 31
                                                1997             1996              1995             1994             1993
Net sales                                 $5,130,597       $5,040,177        $4,773,464       $5,831,324       $4,921,271
Net income                                  $189,204         $149,430           $18,024         $516,463         $749,628
Net income per share - basic                   $0.02            $0.01             $0.00            $0.05            $0.08
Net income per share - diluted                 $0.02            $0.01             $0.00            $0.05            $0.08
Total assets                              $3,032,488       $2,924,132        $2,800,251       $2,665,097       $2,137,065
Long term liabilities                        $     -          $     -           $     -          $     -          $     -
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

Item 4.       Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II


Item 5.       Market for Registrant's  Common Equity and Related  Stockholder
              Matters.

      (a) There is not an active market for the Company's stock and the Company's stock is currently traded solely on the NASDAQ over-the-counter Bulletin Board. To the Company's knowledge, there is only infrequent trading in limited volume. The Company understands that trades in Common Stock from September 1997 to December 1997 have been effected at prices ranging from $0.19 to $0.20 per share. Because trading of the Company's stock is so infrequent, the Company is unable to provide historic price information.

        (b) As of March 15, 1998 there were approximately 359 holders of record of the Company's Common Stock.

        (c) The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain any future earning to finance operations and the further development of the Company's business and does not presently intend to disperse any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Fiscal 1997 vs. Fiscal 1996

      For the year ended December 31, 1997, the Company reported net sales of $5,130,597 compared to net sales of $5,040,177 in the prior year. Income before income taxes was $141,065 in 1997 compared to $139,930 in the previous year. Net income in 1997 was $189,204 due to the effect of a net income tax benefit of $48,139. Net income in 1996 was $149,430 due to the effect of a net income tax benefit of $9,500. The components of the income tax benefit are described in note 7 to the financial statements incorporated in this report as Part IV, Item 13 (a).

      Sales increased by 1.8% over the prior year. There were no significant changes in selling prices. The increase in net sales is primarily the result of the improved volume of sales of gas detection products used by telephone companies including the company's new Environment Controller. Lower sales of the Company's primary gas detection product, Sentry, were partially offset by improved sales of other industrial gas detection products and higher sales to the United States Navy.

      Gross profit as a percent of sales was 63.0% compared to 61.6% in the prior year. Manufacturing labor costs and materials costs, as a percent of sales, remained constant compared with the previous year's commercial sales.

      Research and development expenses, which include sustaining engineering for existing products, were $423,058, or 8.2% of net sales, in the year ended December 31, 1997 compared to $439,017, or 8.7% of sales, in the year ended December 31, 1996. Research and development expenses in 1997 and 1996, include costs of approximately $21,578 and $75,300, respectively, for outside consultants and other purchased services used in the development of new products including the Environment Controller which was released for sale in telephone company applications late in the second half of 1996.

      Selling and marketing expenses increased in 1997 to $1,705,671 or 33.2% of net sales, from $1,662,602, or 33.0% of net sales, in the prior year. There were no significant changes in selling and marketing expenses in 1997 compared to 1996 except that commissions paid to independent representatives were 7.6% of sales compared to 8.5% in the prior year. Commissions to independent representatives vary as a percent of sales due to product mix and channels of distibution used to sell products.

      General and administrative expenses increased to $992,529 in 1997 from $891,197 in 1996. The higher general and administrative expenses are the result of higher labor expenses, due to employee additions and temporary workers, and higher professional services expenses.

      Net interest income in 1997 was $28,050 compared with net interest income of $28,417 in 1996. Due to the fact that the Company did not have any outstanding long-term debt during 1997, the Company did not incur any interest expense for the year.

      An income tax benefit of $48,139 in 1997 resulted from changes in deferred tax assets and liabilities and a change in the valuation allowance, compared to a benefit of $9,500 in 1996.

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

      Sales increased by 5.6% over the prior year. There were no significant changes in selling prices. The increase in net sales was primarily the result of the improved volume of sales of gas detection products used by telephone companies, although there were no significant sales of the company's new Environment Controller for telephone company applications. Sales of other gas detection products remained approximately the same as the prior year.

      Gross profit as a percent of sales was 61.6% compared to 61.2% in the prior year. Manufacturing labor costs and materials costs, as a percent of sales, remained constant compared with the previous year's commercial sales.

      Research and development expenses, which include sustaining engineering for existing products, were $439,017, or 8.7% of net sales, in the year ended December 31, 1996 compared to $406,278, or 8.5% of sales, in the year ended December 31, 1995. Research and development expenses in, 1996 and 1995, included costs of approximately $75,300 and $48,400, respectively, for outside consultants and other purchased services used in the development of a new product which was released for sale in telephone company applications late in the second half of 1996.

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

      General and administrative expenses increased to $891,197 in 1996 from $844,929 in 1995. The increase was primarily due to higher salary, wage and benefit expenses which were incurred to support increased material control and accounting activities.

      Net interest income in 1996 was $28,417 compared with net interest income of $30,479 in 1995. Due to the fact that the Company did not have any outstanding long-term debt during 1996, the Company did not incur any interest expense for the year.

      An income tax benefit of $9,500 in 1996 resulted from changes in deferred tax assets and liabilities and a change in the valuation allowance, compared to a tax expense of $12,500 in 1995.

Liquidity and Capital Resources

      The Company's working capital increased an additional $190,641 in 1997 over the increase of $164,895 in 1996. Working capital was $2,369,675 at December 31, 1997 compared to $2,179,034 at December 31, 1996.

      Inventory levels increased 11.1% during 1997. Inventory on hand was $797,546 at December 31, 1997. Inventories were increased during the second half of 1997 to insure the Company's ability to provide quick delivery of customer orders. The Company believes that its ability to deliver product with short lead times provides a competitive advantage.

      The Company had no long term liabilities and no bank borrowings at December 31, 1997.

      The Company maintains a $250,000 line of credit, secured by accounts receivable, with its commercial bank. There were no borrowings against the line of credit in 1997. The Company is in full compliance with the terms of the line of credit and currently anticipates that it will be renewed on similar terms upon its expiration in June 1998.

      At December 31, 1997 the balance sheet reflected $297,485 of cash and cash equivalents, $441,833 of short term investments and $833,344 of net accounts receivable. Total cash, cash equivalents and short term investments of $739,318 at the end of 1997 were approximately the same as the end of 1996. The short term investments consist of certain Federal Agency Securities with original maturities greater than 90 days. Management believes that its present resources, including cash, cash equivalents, bank line of credit and accounts receivable, are sufficient to fund its anticipated level of operations through December 31, 1998.

Year 2000 Planning

Management has initiated an enterprise-wide program to prepare the Company's computer based systems and microprocessor based products for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to testing and procedure enhancements necessary to prepare the systems for the year 2000. The total cost of the preparation and implementation is estimated to be less tan $100,000 and is being funded through operating cash flows. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing technical and personnel resources.

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

Item 7.       Financial Statements and Supplementary Data.

      Reference is made to the financial statements and supplementary data set forth in this Form 10-KSB report, as indexed in Item 13, in Part IV, and by such reference such information is incorporated herein.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9.       Recent Account Pronouncements.

      On July 1, 1996, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

      The FASB also recently issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. The statement's interim reporting disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS No. 131 is effective. The Company is currently evaluating the impact of these statements on its financial statements.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 1997, based upon information furnished by such persons:

                                                                                                     Director or
Name                         Principal Occupation or Employment                             Age      Officer Since
---                          ---------------------------------                              ---      -------------
Gordon R. Arnold             Director of the Company;                                       52            1984
                             President,  Chief Executive Officer and Secretary

Michael C. Farr              Vice President of Operations                                   40            1986

Stephen R. Ferree            Vice President of Marketing                                    50            1992

Edward K. Hague              Vice President of Engineering                                  36            1997

C. Richard Kramlich          Director of the Company;                                       62            1980
                             General Partner of New Enterprise Associates
                             a venture capital firm.

Jay T. Last                  Director of the Company;                                       68            1977
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

      Michael C. Farr joined Old Sierra in December 1983 as Operations Manager. He became Vice President, Operations in May, 1986. Since the merger Mr. Farr has served as Vice President, Operations of the Company.

      Stephen R. Ferree joined the Company as Marketing Manager in January 1990. He became Vice President, Marketing in May, 1992.

      Edward K. Hague joined the Company as Engineering Manager in July, 1997. He became Vice President, Engineering, in October 1997. Mr. Hague has consulted in the field of industrial communications for more than 10 years, initially consulting to Intellution, Inc., a leading process control software company, then to various companies, working on communication architecture design for IBM, Marin Municipal Water District, U.S. Postal Service, PG&E, Boeing and the US Navy.

      With respect to the other information required by this item, the sections entitled "Election of Directors Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 19, 1998 and to be filed with the SEC within 120 days of December 31, 1997 are incorporated by reference herein.

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

Item 12. Certain Relationships and Related Transactions.

      None.

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

      (a) Financial Statements and Schedule. The following documents are filed as part of this report:

              Independent Auditors' Report.

              Financial Statements and Schedules:

                  Balance Sheets at December 31, 1997 and 1996.

                  Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

                  Statements  of  Shareholders'   Equity  for  the  years  ended
                  December 31, 1997, 1996, and 1995.

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                  Notes to Financial Statements.

                  Schedule II - Valuation and Qualifying Accounts.

              All schedules omitted are not applicable, not required or the required information is included in the financial statements or notes thereto.

      (b)     Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1997.

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

          3.1                   Bylaws of  Registrant.  (Incorporated  by  reference  to  Exhibit  3.1 of the 1989 Form
                                10-K)




         10.1                   1986 Stock Option Plan of  Registrant  as amended  December 1, 1987.  (Incorporated  by reference to Exhibit 10.1 of the 1989 Form 10-K)

         10.2                   1996 Stock  Option Plan of  Registrant.  (Incorporated  by  reference to Exhibit 4.1 of
                                Registrant's  Registration  Statement on S-8 (File No. 333-18241) filed with the SEC on
                                December 19, 1996)

         10.3                   Standard   Industrial  Lease  dated  January  29,  1986,  by  and  between  Geomax  and
                                Registrant,  with  amendment  thereto  dated  3/30/90.  (Incorporated  by  reference to
                                Exhibit 10.3 of the 1990 Form 10-K)

         23.1                   Report on Financial Statement Schedule and Consent of Independent Auditors.

         27.0                   Financial Data Schedule.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 26, 1998.

                                               SIERRA MONITOR CORPORATION

                                                (Registrant)



                                                By  /s/  Gordon R. Arnold
                                                    ---------------------------
                                                      Gordon R. Arnold
                                                      Chief Executive Officer

      Pursuant to the requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated.
        Date                                  Title                                     Signature
        ----                                  -----                                     ---------
March 26, 1998                Chief Executive Officer, Chief
                              Financial Officer and Director
                              (Principal Executive, Financial
                              and Accounting Officer)                        By  /s/  Gordon R. Arnold
                                                                                 -----------------------
                                                                                   Gordon R. Arnold



March 26, 1998                Director                                       By  /s/  C. Richard Kramlich
                                                                                 ------------------------
                                                                                   C. Richard Kramlich



March 26, 1998                Director                                       By  /s/  Jay T. Last
                                                                                 -----------------------
                                                                                   Jay T. Last


                                     PART IV






                           SIERRA MONITOR CORPORATION

                              Financial Statements

                        December 31, 1997, 1996, and 1995

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT









The Board of Directors and Shareholders
Sierra Monitor Corporation:


We have audited the accompanying balance sheets of Sierra Monitor Corporation as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/ KPMG Peat Marwick LLP


February 20, 1998




                                                SIERRA MONITOR CORPORATION

                                                      Balance Sheets

                                                December 31, 1997 and 1996


                                    Assets                                                1997                   1996
                                                                                   -------------------   -------------------
Current assets:
    Cash and cash equivalents                                                      $        297,485                478,910
    Short-term investments                                                                  441,833                246,781
    Trade receivables, less allowance for doubtful accounts of $41,003 and
      $45,598 in 1997 and 1996, respectively                                                833,344              1,040,989
    Notes receivable                                                                         39,422                   --
    Inventories                                                                             797,546                717,865
    Prepaid expenses                                                                        138,210                 51,556
    Deferred income taxes                                                                   299,172                211,000
                                                                                   -------------------    -------------------

              Total current assets                                                        2,847,012              2,747,101

Property and equipment, net                                                                 137,914                 84,653
Other assets                                                                                 47,562                 92,378
                                                                                   -------------------    -------------------

                                                                                   $      3,032,488              2,924,132
                                                                                   ===================    ===================
                     Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                               $        153,916                291,371
    Accrued compensation expenses                                                           224,762                214,408
    Other current liabilities                                                                54,804                 38,741
    Income taxes payable                                                                     43,855                 23,547
                                                                                   -------------------    -------------------

              Total current liabilities                                                     477,337                568,067

Commitments

Shareholders' equity:
    Common stock; 20,000,000 shares authorized; 10,566,263 and 10,332,513 shares issued and outstanding in 1997 and 1996, respectively
                                                                                          2,937,035              2,912,493
    Accumulated deficit                                                                    (357,497)              (546,701)
    Notes receivable from shareholders                                                      (24,387)                (9,727)
                                                                                   -------------------    -------------------

              Total shareholders' equity                                                  2,555,151              2,356,065
                                                                                   -------------------    -------------------

                                                                                   $      3,032,488              2,924,132
                                                                                   ===================    ===================


See accompanying notes to financial statements.



                                                SIERRA MONITOR CORPORATION

                                                 Statements of Operations

                                       Years ended December 31, 1997, 1996, and 1995



                                                                   1997                   1996                   1995
                                                            --------------------   -----------------      --------------------

Net sales                                                   $      5,130,597              5,040,177              4,773,464
Cost of goods sold                                                 1,896,324              1,935,848              1,854,133
                                                            --------------------   -------------------    -------------------

              Gross profit                                         3,234,273              3,104,329              2,919,331
                                                            --------------------   -------------------    -------------------

Operating expenses:
    Research and development                                         423,058                439,017                406,278
    Selling and marketing                                          1,705,671              1,662,602              1,668,079
    General and administrative                                       992,529                891,197                844,929
                                                            --------------------   -------------------    -------------------

                                                                   3,121,258              2,992,816              2,919,286
                                                            --------------------   -------------------    -------------------

              Income from operations                                 113,015                111,513                     45

Interest income                                                       28,050                 28,417                 30,479
                                                            --------------------   -------------------    -------------------


              Income before income tax (benefit) expense             141,065                139,930                 30,524

Income tax (benefit) expense                                         (48,139)                (9,500)                12,500
                                                            --------------------   -------------------    -------------------

              Net income                                    $        189,204                149,430                 18,024
                                                            ====================   ===================    ===================

Net income per share - basic                                $           0.02                   0.01                   0.00
                                                            ====================   ===================    ===================
Net income per share - diluted                              $           0.02                   0.01                   0.00
                                                            ====================   ===================    ===================

Weighted-average number of shares used in
   per share computations:
      Basic                                                       10,466,919             10,313,044             10,266,159
                                                            ====================  ====================   ====================
      Diluted                                                     10,728,834             10,731,161             10,498,260
                                                            ====================  ====================   ====================

See accompanying notes to financial statements.



                                                SIERRA MONITOR CORPORATION

                                            Statements of Shareholders' Equity

                                       Years ended December 31, 1997, 1996, and 1995



                                                                                                   Notes
                                       Common stock                                              receivable               Total
                            -----------------------------------           Accumulated               from              shareholders'
                                 Shares              Amount                 deficit             shareholders             equity
                            -----------------  ----------------           -----------           -------------        ---------------
Balances as of December
    31, 1994                    10,246,388       $   2,897,570               (714,155)              (12,061)           2,171,354

Exercise of stock
    options                         30,500               5,700                     --                (5,000)                 700

Proceeds from notes
    receivable                          --                  --                     --                 4,458                4,458

Net income                              --                  --                 18,024                    --               18,024
                            -----------------    ----------------    -------------------   ------------------   -------------------

Balances as of December
    31, 1995                    10,276,888           2,903,270               (696,131)              (12,603)           2,194,536

Exercise of stock
    options                         55,625               9,223                     --                    --                9,223

Proceeds from notes
    receivable                          --                  --                     --                 2,876                2,876

Net income                              --                  --                149,430                    --              149,430
                            -----------------    ----------------    -------------------   ------------------   -------------------

Balances as of December
    31, 1996                    10,332,513           2,912,493               (546,701)               (9,727)           2,356,065

Exercise of stock
    options                        233,750              24,542                     --               (21,946)               2,596

Proceeds from notes
    receivable                          --                  --                     --                 7,286                7,286

Net income                              --                  --                189,204                    --              189,204
                            -----------------    ----------------    -------------------   ------------------   -------------------

Balances as of December
    31, 1997                    10,566,263       $   2,937,035               (357,497)              (24,387)           2,555,151
                            =================    ================    ===================   ==================   ===================

See accompanying notes to financial statements.


                                                SIERRA MONITOR CORPORATION

                                                 Statements of Cash Flows

                                       Years ended December 31, 1997, 1996, and 1995

                                                                   1997                   1996                   1995
                                                            --------------------  -----------------------   ----------------
Cash flows from operating activities:
    Net income                                              $        189,204                149,430                 18,024
    Adjustments  to  reconcile  net  income
      to net cash  provided  by (used in)
      operating activities:
        Depreciation and amortization                                122,024                127,014                130,673
        Loss on disposal of fixed assets                                  --                    334                     --
        Allowance for doubtful accounts                               (4,595)               (15,558)                10,283
        Deferred income taxes                                        (88,172)               (23,000)                10,000
        Changes in operating assets and liabilities:
          Trade receivables                                          212,240               (126,935)              (310,220)
          Notes receivable                                           (39,422)                    --                     --
          Inventories                                                (79,681)              (112,385)                48,572
          Prepaid expenses                                           (86,654)               (11,356)                (6,001)
          Accounts payable                                          (137,455)               (14,322)                80,151
          Accrued compensation expenses                               10,354                (51,157)                94,143
          Other current liabilities                                   16,063                 15,399                (32,320)
          Income taxes payable                                        20,308                 12,432                (30,002)
                                                            --------------------   -------------------    -------------------

                  Net cash provided by (used in)
                    operating activities                             134,214                (50,104)                13,303
                                                            --------------------   -------------------    -------------------

Cash flows from investing activities:
    Capital expenditures                                            (125,340)               (77,189)               (77,618)
    Short-term investments, net                                     (195,052)               330,343               (577,124)
    Other assets                                                      (5,129)               (46,793)               (44,073)
                                                            --------------------   -------------------    -------------------

                  Net cash (used in) provided by
                    investing activities                            (325,521)               206,361               (698,815)
                                                            --------------------   -------------------    -------------------

Cash flows from financing activities:
    Proceeds from notes receivable                                     7,286                  2,876                  4,458
    Proceeds from exercise of stock options and
      warrant, net of notes receivable                                 2,596                  9,223                    700
                                                            --------------------   -------------------    -------------------

                  Net cash provided by financing
                    activities                                         9,882                 12,099                  5,158
                                                            --------------------   -------------------    -------------------

Net (decrease) increase in cash and cash equivalents                (181,425)               168,356               (680,354)

Cash and cash equivalents at beginning of year                       478,910                310,554                990,908
                                                            --------------------   -------------------    -------------------

Cash and cash equivalents at end of year                    $        297,485                478,910                310,554
                                                            ====================   ===================    ===================

Supplemental disclosures of cash flow information:
    Cash paid during the year - income taxes                $         19,800                     --                 36,361
                                                            ====================   ===================    ===================
    Noncash financing activity - common stock issued in
      exchange for notes from shareholders                  $         21,946                     --                  5,000
                                                            ====================   ===================    ===================

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1997, 1996, and 1995




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

                           SIERRA MONITOR CORPORATION

       The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount, including the unamortized portion of any goodwill allocated to the property and equipment to future undiscounted operating cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. To date, the Company has made no adjustments to the carrying values of its long-lived assets.

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

                           SIERRA MONITOR CORPORATION


       Net Income Per Share

       In 1997,  the  Company  adopted  SFAS No.  128,  Earnings  Per Share.  In
       accordance   with  SFAS  No.  128,   basic  EPS  is  computed  using  the
       weighted-average  number of common shares  outstanding during the period.
       Diluted EPS is computed using the  weighted-average  number of common and dilutive common equivalent shares outstanding during the period. Dilutive common  equivalent  shares consist of common stock issuable upon exercise of stock  options  using the treasury  stock  method.  The following is a reconciliation of the shares used in the computation of basic and diluted
       EPS for the years ended December 31, 1997, 1996, and 1995, respectively:

                                                                   1997                  1996                   1995
                                                             ------------------   --------------------    ------------------
          Basic EPS -- weighted-average number of
                common shares outstanding                          10,466,919           10,313,044              10,266,159

            Effect of dilutive common equivalent shares
                -- stock option outstanding                           261,915              418,117                 232,101
                                                             ------------------   --------------------    ------------------

            Diluted EPS -- weighted-average of common
                shares and common equivalent shares
                outstanding                                        10,728,834           10,731,161              10,498,260
                                                             ==================   ====================    ==================

       For purposes of calculating diluted EPS, there were no adjustments to net income.

        Options to purchase 120,000 shares of common stock at an average price of $0.38 per share were granted during the year but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares. Such options remained outstanding as of December 31, 1997.


 (2)   Inventories

       A summary of inventories as of December 31, 1997 and 1996, follows:

                                            1997                   1996
                                      -------------------  -------------------


            Raw materials           $        323,237                275,024
            Work in process                  338,631                324,042
            Finished goods                   135,678                118,799
                                    -------------------    -------------------

                                    $        797,546                717,865
                                    ===================    ===================

                           SIERRA MONITOR CORPORATION

(3)    Property and Equipment

       A summary of property and equipment as of December 31, 1997 and 1996, follows:

                                                                                          1997                   1996
                                                                                   -------------------   --------------------
            Machinery and equipment                                                $        278,708                272,821
            Furniture, fixtures, and leasehold improvements                                 591,443                567,597
                                                                                   -------------------    -------------------

                                                                                            870,151                840,418
            Less accumulated depreciation and amortization                                  732,237                755,765
                                                                                   -------------------    -------------------

                                                                                   $        137,914                 84,653
                                                                                   ===================    ===================

 (4)   Common Stock

       During 1996, the Company's 1986 Incentive Stock Option Plan expired. Subsequently, the shareholders adopted the 1996 Stock Plan and reserved 600,000 shares of common stock for issuance. Under this plan, options may be granted at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

       Stock options granted were 120,000, -0-, and 215,000 during 1997, 1996, and 1995, respectively. The per share weighted-average fair value of stock options granted during 1997 and 1995 was $0.20 and $0.13, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1995: expected dividend yield of 0.0% for each year; volatility of 50% for each year; risk-free interest rate of 5.83% and 6.63%, respectively; and an expected life of 10 years.

       The Company  applies APB Opinion No. 25 in accounting for its plan,  and, accordingly,  no  compensation  cost has been  recognized  for its  stock
       options  in  the  financial   statements.   Had  the  Company  determined
       compensation cost based on the fair value at the grant date for its stock options  under SFAS No. 123,  the  Company's  net income  would have been reduced to the pro forma amounts indicated below:

                                                                                          1997                   1996
                                                                                   -------------------      ------------------
            Net income:
                As reported                                                        $        189,204                149,430
                Pro forma                                                                   187,683                142,443

            Net income per share:
                As reported (basic and diluted)                                                0.02                   0.01
                Pro forma (basic and diluted)                                                  0.02                   0.01


       Pro forma net income reflects only options granted in 1997 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995, is not considered.

                           SIERRA MONITOR CORPORATION


  A summary of stock option transactions as of December 31, 1997 and 1996, follows:

                                                                                                             Weighted-average
                                                                                       Weighted-average          remaining
                                                  Options         Range of prices       exercise price        contractual life
                                              ----------------  ------------------    -----------------      ------------------
        Balance as of December 31, 1995            705,000      $   0.10 - 0.22               0.17              4.3 years

            Exercised                              (55,625)         0.10 - 0.22               0.17
            Canceled                                (6,875)         0.10 - 0.22               0.20
                                               ---------------

        Balance as of December 31, 1996            642,500          0.10 - 0.22               0.17              3.6 years

            Granted                                120,000          0.34 - 0.38               0.38              9.7 years
            Exercised                             (233,750)         0.10 - 0.22               0.10
            Canceled                                (3,750)         0.20 - 0.22               0.22
                                               ---------------

        Balance as of December 31, 1997
            (323,854 exercisable)                  525,000          0.10 - 0.38               0.25              5.5 years
                                               ===============

 (5)   Lease Commitments

       The Company leases its facilities under a noncancelable operating lease. As of December 31, 1996, future minimum payments are as follows:

                    Year ending
                    December 31,
                    -------------
                      1998                        $        138,000
                      1999                                 133,000
                      2000                                 133,000
                      2001                                  33,000
                                                  -------------------

                                                  $        437,000
                                                  ===================


       Rent expense was approximately $143,000, $136,000, and $134,000, in 1997, 1996, and 1995, respectively.

                           SIERRA MONITOR CORPORATION

(6)    Bank Borrowings

       As of December 31, 1997, the Company had a $250,000 bank line of credit agreement, secured by eligible accounts receivable, that bears interest at the prime rate (8.5% as of December 31, 1997) plus 1/2%. The line of credit agreement expires June 4, 1998, and contains certain financial covenants with which the Company was in compliance as of December 31, 1997. No amounts were outstanding under the credit facility as of December 31, 1997.


 (7)   Income Taxes

       The components of income taxes (benefit) were as follows:

                                                                   1997                   1996                   1995
                                                            --------------------   ------------------    -------------------
           Current:
               Federal                                      $         23,533                     --                     --
               State                                                  16,500                 13,500                  2,500
                                                            --------------------   -------------------    -------------------

                         Total current                                40,033                 13,500                  2,500
                                                            --------------------   -------------------    -------------------

           Deferred:
               Federal                                               (79,972)                 8,000                  9,000
               State                                                  (8,200)               (31,000)                 1,000
                                                            --------------------   -------------------    -------------------

                         Total deferred                              (88,172)               (23,000)                10,000
                                                            --------------------   -------------------    -------------------

                                                            $        (48,139)                (9,500)                12,500
                                                            ====================   ===================    ===================



       The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                                                   1997                   1996                   1995
                                                            --------------------   -----------------      -------------------

           Computed tax expense                             $         48,000                 48,000                 10,000
           State taxes, net of federal benefit                         5,300                  8,900                  2,300
           Decrease in valuation allowance                          (100,000)               (48,000)                    --
           Benefit of utilization of net operating loss
               carryforward                                             --                      --                      --
           Other                                                      (1,439)               (18,400)                   200
                                                            --------------------   -------------------    -------------------

                                                            $        (48,139)                (9,500)                12,500
                                                            ====================   ===================    ===================

                           SIERRA MONITOR CORPORATION


       The tax effects of temporary  differences  that gave rise to  significant portions of deferred tax assets are as follows:
                                                                                          1997                   1996
                                                                                   -------------------    -------------------
            Deferred tax assets:
                Accounts receivable, principally due to allowance for doubtful
                  accounts                                                         $         18,000                 20,000
                Inventories, principally due to additional costs inventoried
                  for tax purposes                                                           72,000                 76,000
                State tax expense on temporary differences                                   (9,000)                (8,000)
                Accruals for financial statement purposes not currently
                  deductible                                                                 32,000                 35,000
                Federal net operating loss carryforward                                          --                 61,000
                Property and equipment, principally due to differences in
                  depreciation                                                               80,000                 41,000
                Tax credit carryforwards                                                    106,000                 87,000
                Other                                                                           172                 (1,000)
                                                                                   -------------------    -------------------

                          Total gross deferred tax assets                                   299,172                311,000

                Less valuation allowance                                                         --                100,000
                                                                                   -------------------    -------------------

                          Net deferred tax assets                                  $        299,172                211,000
                                                                                   ===================    ===================

       In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

       The Company has federal tax credit carryforwards of approximately $106,000, which can be used to offset against future income taxes. The credit carryforwards will expire in 1998 through 2010.


(8)    Fair Value of Financial Instruments

       The Financial Accounting Standards Board's (FASB) SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All financial instruments included in the accompanying financial statements approximate fair value because of the short maturity of those instruments.

                           SIERRA MONITOR CORPORATION

  (9)  Recent Accounting Pronouncements

       On July 1, 1996, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

       The FASB also recently issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. The statement's interim reporting disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS No. 131 is effective. The Company is currently evaluating the impact of these statements on its financial statements.