Form 10QSB
period 1998-03-31
SIERRA MONITOR CORP /CA/
filed 1998-05-13
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1998 .

                                       or

(   )  Transition  report  pursuant  to  section  13 or 15(d) of the  Securities
       Exchange Act of 1934.

           For the Transition period from _____to  _____


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

Yes  X   No
    ---     ---

The number of shares of the issuer's common stock outstanding, as of May 12, 1997 was 10,566,263.

Transitional Small Business Disclosure Format: Yes     No X
                                                   ---   ---

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                                 Balance Sheets


                                                       March 31,    December 31,
                                                         1998          1997
                                                     -----------    -----------
                                   Assets            (unaudited)
Current assets:
     Cash and cash equivalents                       $   192,011        297,485
     Short-term investments                              446,756        441,833
     Trade receivables, less allowance for doubtful    1,021,505        833,344
          accounts of $44,568 in 1998 and $41,003
          in 1997
     Notes receivable                                     40,471         39,422
     Inventories                                       1,035,761        797,546
     Prepaid expenses                                    179,278        138,210
     Deferred income taxes                               299,172        299,172
                                                     -----------    -----------

                        Total current assets           3,214,954      2,847,012

Property and equipment, net                              157,174        137,914
Other assets                                              40,644         47,562
                                                     -----------    -----------

                                                     $ 3,412,772      3,032,488
                                                     ===========    ===========

                Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                $   413,817        153,916
     Accrued compensation expenses                       214,677        224,762
     Other current liabilities                            64,145         54,804
     Income taxes payable                                 50,660         43,855
                                                     -----------    -----------

                        Total current liabilities        743,299        477,337

Shareholders' equity:
     Common stock                                      2,937,035      2,937,035
     Accumulated deficit                                (244,737)      (357,497)
     Note receivable from shareholders                   (22,825)       (24,387)
                                                     -----------    -----------

                        Total shareholders' equity     2,669,473      2,555,151
                                                     -----------    -----------

                                                     $ 3,412,772      3,032,488
                                                     ===========    ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                                   (Unaudited)

                                                      For the three months ended
                                                      -------------------------
                                                        March 31,     March 31,
                                                          1998          1997
                                                      -----------   -----------

Net sales                                             $ 1,533,424     1,146,157

Cost of goods sold                                        568,976       460,303
                                                      -----------   -----------

                  Gross profit                            964,448       685,854
                                                      -----------   -----------

Operating expenses
      Research and development                            124,333        96,923
      Selling and marketing                               452,387       415,222
      General and administrative                          273,201       228,454
                                                      -----------   -----------

                                                          849,921       740,599
                                                      -----------   -----------

                  Income (loss) from operations           114,527       (54,745)

Other income                                               38,349          --
Interest income                                            10,544         5,202
                                                      -----------   -----------

               Income (loss) before income taxes          163,420       (49,543)

Income taxes                                               50,660          --
                                                      -----------   -----------

                Net income (loss)                     $   112,760       (49,543)
                                                      ===========   ===========

Net income (loss) per share - basic                   $      0.01         (0.00)
                                                      ===========   ===========
Net income (loss) per share - diluted                 $      0.01         (0.00)
                                                      ===========   ===========

Weighted-average number of shares used in per share computations:

         Basic                                         10,566,263    10,332,513
                                                      ===========   ===========
         Diluted                                       10,848,584    10,332,513
                                                      ===========   ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)
                                                             For the three months ended
                                                               ----------------------
                                                                March 31,    March 31,
                                                                 1998          1997
                                                               ---------    ---------
Cash flows from operating activities:
      Net income (loss)                                        $ 112,760      (49,543)
      Adjustments to reconcile net income (loss) to net cash
      provided
         by (used in) operating activities:
              Depreciation and amortization                       22,396       26,603
              Allowance for doubtful accounts                      3,565        2,250
              Change in items affecting operations
                 Trade and notes receivables                    (192,775)     150,000
                 Inventories                                    (238,215)      (5,591)
                 Prepaid expenses                                (41,068)        (933)
                 Accounts payable                                259,901      (60,938)
                 Accrued compensation expenses                   (10,085)      19,077
                 Other current liabilities                         9,341       (3,072)
                 Income taxes payable                              6,805      (11,269)
                                                               ---------    ---------

                  Net cash  provided by (used in) operating
                     activities                                  (67,375)      66,584
                                                               ---------    ---------

Cash flows from investment activities:
      Capital expenditures                                       (34,738)     (42,609)
      Short term investments                                      (4,923)      (1,907)
                                                               ---------    ---------

                  Net cash used in investing activities          (39,661)     (44,516)
                                                               ---------    ---------

Cash flows from financing activities:
      Proceeds from exercise of stock options
         net of notes receivable                                   1,562        1,556
                                                               ---------    ---------

                   Net cash provided by financing activities       1,562        1,556
                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents            (105,474)      23,624

Cash and cash equivalents at beginning of period                 297,485      478,910
                                                               ---------    ---------

Cash and cash equivalents at end of period                     $ 192,011      502,534
                                                               =========    =========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                                 March 31, 1998


Basis of Presentation

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 which was filed March 30, 1998. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of March 31, 1998 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended March 31, 1998, except as discussed below:

Effective January, 1 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 130, Reporting of Comprehensive
Income. FASB No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders (shareholders, as applicable). There were no differences between net income (net loss) and comprehensive income (loss) during the quarters ended March 21, 1998 and 1997.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. The Company does not anticipate it will change its reporting methodology as a result of this pronouncement.

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

Inventories

A summary of inventories follows:
                                                 March 31,   December 31,
                                                   1998         1997
                                                ----------   ----------

                   Raw Materials                $  403,717      323,237

                   Work-in-process                 422,496      338,631

                   Finished goods                  209,548      135,678
                                                ----------   ----------

                                                $1,035,761      797,546
                                                ==========   ==========

Net Income per share

In 1997,  the Company  adopted SFAS No. 128,  Earnings per Share.  In accordance with SFAS No. 128,  basic EPS is computed  using the weighted  average number of common shares outstanding  during the period.  Diluted EPS is computed using the
weighted-average   number  of  common  and  dilutive  common  equivalent  shares outstanding  during the period.  Dilutive  common  equivalent  shares consist of common stock  issuable upon  exercise of stock options using the treasury  stock method.  No adjustments to earnings / (loss) were made for purposes of per share calculations.  The  following  is a  reconciliation  of the shares  using in the computation  of basic and diluted EPS for the periods  ending March 31, 1998 and
1997 respectively:
                                                                 1998         1997
        Basic  EPS -  weighted-average  number
            of common shares outstanding                     10,566,263    10,332,513

        Effect  of  dilutive  common  equivalent
            shares  -  stock options outstanding                282,321     See note
                                                             ----------    ----------

        Diluted EPS -  weighted-average of common shares
            and common equivalent shares outstanding         10,848,584    10,332,514
                                                             ==========    ==========


Note: Common stock equivalents of 317,660 were excluded from the net loss per share computations due to the antidilutive effect.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

For the three months ended March 31, 1998 Sierra Monitor Corporation (the "Company") reported net sales of $1,533,424 compared to $1,146,157 for the three months ended March 31, 1997. The results for the first quarter of 1998 represent a 33.8% increase from the same period in the prior year. Sales increased in each of the Company's product groups including a 44% increase in Sentry systems. The level of sales of Sentry systems, the Company's primary product group, can be influenced by release of orders for construction projects. In the first quarter of 1998 there were two construction projects released, compared to none in the first quarter of 1997.

Gross profit for the three month period ended March 31, 1998 was $964,448 or 62.9% of net sales, compared to $685,854 or 59.8% of net sales, in the same period in the previous year. Labor efficiencies due to the higher sales level contributed to the improved gross margin.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $124,333 for the three month period ended March 31, 1998, compared with $96,923 in the comparable period in 1997. Product development costs in the first quarter of 1998 include outside consulting fees for ongoing development of new products and expanded features of existing products. During the first quarter of 1997, there were no significant new product development projects.

Selling and marketing expenses for the three month period ended March 31, 1998 were $452,387, or 29.5% of net sales, compared to $415,222, or 36.2% of net sales, in the same period in the prior year. As a result of the higher sales level in first quarter of 1998, commissions to independent sales representatives increased by $38,530 over those paid in the first quarter of 1997. There were no other significant changes in selling and marketing expenses.

General and administrative expenses for the first quarter of 1998 were $273,201 or 17.8% of net sales compared to $228,454 or 19.9% in the same period in the prior year. Increases in salary and benefit expenses, depreciation of capital equipment, and professional fees contributed to the higher general and administrative expenses.

Net income for the three month period ended March 31, 1998 was $112,760 or 7.4% of net sales, compared with a net loss of $49,543 or 4.3% of net sales for the same period in the prior year. The higher income is the result of a significant increase in sales combined with improvement in gross margin and lower fixed costs as a percent of sales.

Since the Company generally ships its products in the same month that it receives a purchase order, the Company believes that its backlog at any time is generally not indicative of its level of future business. However, during the three month period ending March 31, 1998 the Company received orders totaling $2,674,165 compared to orders of $1,087,678 in the three month period ending March 31, 1997. As a result of the significant increase in orders in the first quarter, the backlog at the end of the period was $1,612,838, compared to the backlog of $454,296 at December 31, 1997. The Company has increased its inventory and, temporarily, increased its workforce to meet the higher level of demand.

Liquidity and Capital Resources:

During the period ended March 31, 1998, the Company's working capital increased by $101,980 compared to December 31, 1997. At March 31, 1998, cash and cash equivalents and short term investments, totaled $638,767. The short term
investments   consist  of  certain  Federal  Agency   Securities
with original maturities greater than 90 days. The Company has not drawn on its line of credit with its commercial bank. The Company believes that its current capital resources are sufficient to support existing and anticipated levels of business.

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


                                                 SIERRA MONITOR CORPORATION
                                                 ------------------------------
                                                 Registrant

Date:        May 13, 1997                 By:    /s/ Gordon R. Arnold
                                                 ------------------------------
                                                 Gordon R. Arnold
                                                 President
                                                 Chief Financial Officer