Form 10QSB
period 1998-06-30
SIERRA MONITOR CORP /CA/
filed 1998-08-14
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended June 30, 1998.
                                          --------------

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

Yes__x__ No _____

The number of shares of the issuer's common stock outstanding, as of August 7, 1998 was: 10,566,263.

Transitional Small Business Disclosure Format: Yes____; No __x__

                                           PART I: FINANCIAL INFORMATION


                                           ITEM 1. FINANCIAL STATEMENTS

                                            SIERRA MONITOR CORPORATION

                                                  Balance Sheets

                                                                                                   June 30,             December 31,
                                                                                                     1998                    1997
                                                                                                 -----------            -----------
                                  Assets                                                         (Unaudited)
Current assets
       Cash and cash equivalents                                                                 $   207,369                297,485
       Short-term investments                                                                        446,436                441,833
       Trade receivables, less allowance for doubtful accounts                                     1,154,670                833,344
           of $45,209 in 1998 and $41,003 in 1997
       Notes receivable                                                                               38,772                 39,422
       Inventories                                                                                   943,405                797,546
       Prepaid expenses                                                                              232,102                138,210
       Deferred income taxes                                                                         299,172                299,172
                                                                                                 -----------            -----------
                            Total current assets                                                   3,321,926              2,847,012
Property and equipment, net                                                                          259,869                137,914
Other assets                                                                                          34,026                 47,562
                                                                                                 -----------            -----------
                                                                                                 $ 3,615,821              3,032,488
                                                                                                 ===========            ===========

                   Liabilities and Shareholders' Equity
Current liabilities
       Accounts payable                                                                          $   399,782                153,916
       Accrued compensation                                                                          264,343                224,762
       Other current liabilities                                                                      70,827                 54,804
       Income taxes payable                                                                          100,067                 43,855
                                                                                                 -----------            -----------
                            Total current liabilities                                                835,019                477,337
                                                                                                 -----------            -----------
Shareholders' equity
       Common stock                                                                                2,937,035              2,937,035
       Accumulated deficit                                                                          (134,766)              (357,497)
       Notes receivable from shareholders                                                            (21,467)               (24,387)
                                                                                                 -----------            -----------
                            Total shareholders' equity                                             2,780,802              2,555,151
                                                                                                 -----------            -----------
                                                                                                 $ 3,615,821              3,032,488
                                                                                                 ===========            ===========

See the accompanying notes to the financial statements.



                                                     SIERRA MONITOR CORPORATION

                                                      Statements of Operations

                                                             (Unaudited)



                                                                    Three months ended June 30,          Six months ended June 30,
                                                                      1998             1997               1998               1997
                                                                  -----------       -----------       -----------       -----------
Net sales                                                         $ 2,064,115         1,184,819         3,597,539         2,330,976

Cost of goods sold                                                    967,336           422,558         1,536,312           882,861
                                                                  -----------       -----------       -----------       -----------

        Gross profit                                                1,096,779           762,261         2,061,227         1,448,115
                                                                  -----------       -----------       -----------       -----------

Operating expenses
    Research and development                                          165,498            83,898           289,831           180,821
    Selling and marketing                                             494,119           422,563           946,505           837,785
    General and administrative                                        283,134           242,391           556,336           470,845
                                                                  -----------       -----------       -----------       -----------
                                                                      942,751           748,852         1,792,672         1,489,451
                                                                  -----------       -----------       -----------       -----------
        Income (loss) from operations                                 154,028            13,409           268,555           (41,336)

Other income                                                             --                --              38,349              --
Interest income                                                         5,350             6,425            15,894            11,627
                                                                  -----------       -----------       -----------       -----------

        Income (loss) before income taxes                             159,378            19,834           322,798           (29,709)

Income taxes                                                           49,407              --             100,067              --
                                                                  -----------       -----------       -----------       -----------

        Net income (loss)                                         $   109,971            19,834           222,731           (29,709)
                                                                  ===========       ===========       ===========       ===========

Net income (loss) per share - basic                               $      0.01              0.00              0.02              0.00
Net income (loss) per share - diluted                             $      0.01              0.00              0.02              0.00
                                                                  ===========       ===========       ===========       ===========

Weighted average number of shares used in
per share computations
                                                     Basic:        10,566,263        10,410,430        10,566,263        10,566,263
                                                   Diluted:        11,169,202        10,707,418        11,015,498        10,566,263
                                                                  ===========       ===========       ===========       ===========

See the accompanying notes to the financial statements.


                                            SIERRA MONITOR CORPORATION

                                             Statements of Cash Flows

                                                    (Unaudited)


                                                                          Three months ended                  Six months ended
                                                                               June 30,                           June 30
                                                                         1998              1997            1998             1997
                                                                       ---------        ---------        ---------        ---------
Cash flows from operating activities:
  Net income (loss)                                                    $ 109,971           19,834          222,731          (29,709)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                                      33,777           30,580           56,173           57,183
       Allowance for doubtful accounts                                       641            1,070            4,206            3,320
       Changes in items affecting operations:
         Trade receivables and notes receivables                        (132,107)         114,754         (324,882)         264,754
         Inventories                                                      92,356          (95,469)        (145,859)        (101,060)
         Prepaid expenses                                                (52,824)         (14,304)         (93,892)         (15,237)
         Accounts payable                                                (14,035)          34,246          245,866          (26,692)
         Accrued compensation expenses                                    49,666          (26,656)          39,581           (7,579)
         Other current liabilities                                         6,682           (6,827)          16,023           (9,898)
         Income taxes payable                                             49,407             --             56,212          (11,269)
                                                                       ---------        ---------        ---------        ---------
             Net cash provided by
               Operating activities                                      143,534           57,228           76,159          123,813
                                                                       ---------        ---------        ---------        ---------
Cash flows from investing activities:
  Capital expenditures                                                  (129,554)         (10,820)        (164,292)         (53,429)
  Short term investments                                                      20            2,419           (4,903)             513
                                                                       ---------        ---------        ---------        ---------

             Net cash used in investing activities                      (129,534)          (8,401)        (169,195)         (52,916)
                                                                       ---------        ---------        ---------        ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options,
    net of notes receivable                                                1,358            4,824            2,920            6,378
                                                                       ---------        ---------        ---------        ---------
             Net cash provided by financing activities                     1,358            4,824            2,920            6,378
                                                                       ---------        ---------        ---------        ---------
Net increase (decrease) in
  cash and cash equivalents                                               15,358           53,651          (90,116)          77,275

Cash and cash equivalents at beginning of period                         192,011          502,534          297,485          478,910
                                                                       ---------        ---------        ---------        ---------

Cash and cash equivalents at end of period                             $ 207,369          556,185          207,369          556,185
                                                                       =========        =========        =========        =========

See the accompanying notes to the financial statements.

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                                  June 30, 1998

Basis of Presentation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 which was filed March 30, 1998. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of June 30, 1998 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended June 30, 1998, except as discussed below:

Effective January, 1 1998, the Company adopted the provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting of Comprehensive Income. SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net income and comprehensive income during the quarters ended June 30, 1998 and 1997.

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

The FASB recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by October 1, 1999. The Company does not anticipate that SFAS No. 133 will have an impact on its financial statements.

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

Inventories

A summary of inventories follows:
                                           June 30,            December 31,
                                            1998                   1997
                                          ---------             ---------
                  Raw materials           $ 370,067             $ 323,237
                  Work-in-process           436,297               338,631
                  Finished goods            137,041               135,678
                                          ---------             ---------
                                          $ 943,405             $ 797,546
                                          =========             =========


Net Income per share

Basic net income (loss) per share is computed using the weighted  average number of common shares  outstanding  during the period.  Diluted net income (loss) per share is  computed  using the  weighted-average  number of common  and  dilutive
common  equivalent  shares  outstanding  during  the  period.   Dilutive  common
equivalent  shares  consist of common  stock  issuable  upon  exercise  of stock options using the treasury  stock method.  No adjustments to net income / (loss)
were  made  for  purposes  of  per  share  calculations.   The  following  is  a
reconciliation  of the shares using in the  computation of basic and diluted net income (loss) for the three and six month periods  ending June 30, 1998 and 1997 respectively:



                                                                        3 months          6 months       3 months      6 months
                                                                          ended             ended          ended         ended
                                                                         6/30/98           6/30/98        6/30/97       6/30/97

        Basic net income (loss) per share - weighted - average
            number of common shares outstanding                       10,566,263        10,566,263     10,410,430     10,371,471

        Effect of dilutive common equivalent shares - stock
            options outstanding                                          602,939           449,235        296,988       See note
                                                                      ----------        ----------     ----------     ----------

        Diluted net income (loss) per share - weighted - average
            of common shares and common equivalent shares
            outstanding                                               11,169,202        11,015,498     10,410,430     10,566,263
                                                                      ==========        ==========     ==========     ==========

Note:  Common stock equivalents of 324,274 were excluded from the net loss per share computations due to the antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended June 30, 1998, Sierra Monitor Corporation (the "Company") reported net sales of $2,064,115 compared to $1,184,819 for the three months ended June 30, 1997. For the six-month period ended June 30, 1998, net sales were $3,597,539 compared with $2,330,976 in the prior year six-month period. The results for the second quarter of 1998 represent a 74% increase from the same period in the prior year. The results for the first half of 1998 represent a 54% increase from the same period in the prior year. Sales increased in each of the Company's product groups including a 62% increase in Sentry systems and a 73% increase in military sales. The level of sales of Sentry systems, the Company's primary product group, can be influenced by release of orders for construction projects. Construction projects account for a significant portion of the increase in Sentry sales in 1998. Military sales are higher due to stocking orders for spare and replacement parts. During the three-month period ended June 30, 1998, a single order for gas sensor modules to an international customer accounted for approximately 22% of net sales.

Gross profit of $1,096,779 for the three-month period ended June 30, 1998 was 53% of sales compared to $762,261 or 64% of sales, in the same period in the previous year. The gross profit for the six-month period ended June 30, 1998 was $2,061,227 or 57% of sales, compared to $1,448,115, or 62% of sales, in the same period in the previous year. The gross margin for the three-month period is lower than historical levels primarily due to a discount applied to the large international order.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $165,498 or 8% of sales, for the three-month period ending June 30, 1998 compared to $83,898, or 7% of sales, in the comparable period in 1997. In the six-month periods ending June 30, 1998 and June 30, 1997, research and development expenses were $289,831 or 8.1% of sales, and $180,821, or 7.8% of sales, respectively. Research and development activities, related to development of new products and upgrades and options for existing products, have been increased in 1998.

Selling and marketing expenses for the three-month period ended June 30, 1998 were $494,119 or 24% of sales, compared to 422,563, or 36% of sales, in the comparable period in the prior year. For the six-month periods ending June 30, 1998 and June 30, 1997, selling and marketing expenses were $946,506 or 26% of sales, and $837,785, or 36% of sales, respectively. Commissions to independent sales representatives increased in both periods in 1998 due to the higher sales level. There were no other significant changes in selling and marketing expenses.

General and administrative expenses increased to $283,135 or 14% of sales, for the three-month period ended June 30, 1998 from $242,391, or 20% of sales, in the three-month period ended June 30, 1997. General and administrative expenses increased to $556,336 or 15% of sales, for the six-month period ended June 30, 1998 from $470,845, or 20% of sales, in the six-month period ended June 30, 1997.

Net income, after interest and provision for income taxes, for the three months ended June 30, 1998 was $109,970 or 5.3% of net sales, compared with $19,834 or 1.7% of net sales, in the three months ended June 30, 1997. Net income for the six-month period ended June 30, 1998 was $222,730 compared with a net loss of $29,709 in the same period in the prior year. The higher income is the result of a significant increase in sales combined with lower fixed expenses as a percent of sales.

At June 30, 1998, net trade receivables were $1,154,670, an increase of $321,326 compared to December 31, 1997. The higher trade receivables are consistent with the higher level of sales in the preceding three months and reflect approximately the same number of days outstanding. At June 30, inventory on hand was $943,405, an increase of $145,859 compared to December 31, 1997. The increased inventory is necessary to support the current sales level.

Liquidity and Capital Resources

During the period ended June 30, 1998, the Company's working capital increased by $117,232 compared to December 31, 1997. At June 30, 1998 cash and cash equivalents and short-term investments, totaled $653,805 compared to $739,318 at December 31, 1997. As a result of the higher sales level, trade accounts receivable have increased $321,326 since the beginning of the year, and inventories have increased $145,859. In addition to these increases $164,292 has been invested in capital assets, mainly computer hardware and software, during the same time period.

Short-term investments consist of certain Federal Agency Securities with original maturities greater than 90 days. The Company has not drawn on its line of credit with its commercial bank. The Company believes that its current capital resources are sufficient to support existing and anticipated levels of business.

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

Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Shareholders was held on May 19, 1998. At the meeting the following directors were elected:

                                             Number of Common Shares Voted
                                             -----------------------------

             Directors                     For                         Withheld
             ---------                     ---                         --------

             Gordon R. Arnold           6,983,243                         0

             C. Richard Kramlich        6,983,243                         0

             Jay T. Last                6,983,243                         0

             Robert C. Marshall         6,983,243                         0

           In addition, the shareholders approved the following proposal:

                                                                        Number of Common Shares Voted
                                                                        -----------------------------

             Proposal                                           For                Against              Abstain
             --------                                           ---                -------              -------

             Ratify the appointment of KPMG Peat             6,983,243                0                    0
             Marwick LLP as the Company's  independent
             public accountants for the fiscal year
             ending December 31, 1998.

           There were no broker non-votes for any of the proposals.

Item 5.    Other Information - N/A

Item 6.    Exhibits and Reports on Form 8-K

           a.     Exhibits.

                      3.1  Bylaws of Registrant, restated as of May 19, 1998

                      27.0/1 Financial Data Schedule

           b. Reports on Form 8-K.

                           None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SIERRA MONITOR CORPORATION

                                         Registrant

Date:   August  14, 1998                 By:   /s/ Gordon R. Arnold
                                             -----------------------------------
                                               Gordon R. Arnold
                                               President
                                               Chief Financial Officer