Form 10-Q
period 1998-09-30
SIERRA MONITOR CORP /CA/
filed 1998-11-13
CIK 100625

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10 - QSB

(Mark One)

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended September 30, 1998.

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

Yes __x__ No _____

The number of shares of the issuer's common stock outstanding, as of September 30, 1998 was: 10,967,588.

Transitional Small Business Disclosure Format: Yes___ No _ x _

                          PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           SIERRA MONITOR CORPORATION

                                 Balance Sheets

                                                                            September 30,             December 31,
                                                                                 1998                     1997
                                                                           -----------------        -----------------
                                  Assets                                     (Unaudited)
Current assets
        Cash and cash equivalents                                          $      267,102                  297,485
        Short-term investments                                                    446,440                  441,833
        Trade receivables, less allowance for doubtful accounts                 1,107,498                  833,344
           of $42,271 in 1998 and $41,003 in 1997
        Notes receivable                                                           36,757                   39,422
        Inventories                                                               990,040                  797,546
        Prepaid expenses                                                          109,339                  138,210
        Deferred income taxes                                                     299,172                  299,172
                                                                           -----------------        -----------------
           Total current assets                                                 3,256,348                2,847,012
Property and equipment, net                                                       256,305                  137,914
Other assets                                                                      342,773                   47,562
                                                                           -----------------        -----------------
                                                                           $    3,855,426                3,032,488
                                                                           =================        =================

                   Liabilities and Shareholders' Equity
Current liabilities
        Accounts payable                                                   $      361,451                  153,916
        Accrued expenses                                                          251,709                  224,762
        Other current liabilities                                                  58,473                   54,804
        Income taxes payable                                                      135,814                   43,855
                                                                           -----------------        -----------------
           Total current liabilities                                              807,447                  477,337
                                                                           -----------------        -----------------
Shareholders' equity
        Common stock                                                            3,159,944                2,937,035
        Accumulated deficit                                                       (55,840)                (357,497)
        Notes receivable from shareholders                                        (56,125)                 (24,387)
                                                                           -----------------        -----------------
           Total shareholders' equity                                           3,047,979                2,555,151
                                                                           -----------------        -----------------
                                                                           $    3,855,426                3,032,488
                                                                           =================        =================

See the accompanying notes to the financial statements.




                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                                   (Unaudited)

                                                  Three months ended                     Nine months ended
                                                    September 30,                          September 30,
                                               1998                1997               1998               1997
                                               -----------    ---------------    ---------------    ---------------
Net sales                                      $1,732,956          1,474,040          5,330,495          3,805,016

Cost of goods sold                                655,452            521,627          2,191,764          1,404,488
                                               -----------    ---------------    ---------------    ---------------

        Gross profit                            1,077,504            952,413          3,138,731          2,400,528
                                               -----------    ---------------    ---------------    ---------------

Operating expenses
    Research and development                      187,117            115,625            476,948            296,446
    Selling and marketing                         525,859            424,587          1,472,365          1,262,372
    General and administrative                    260,351            217,204            816,687            688,049
                                               -----------    ---------------    ---------------    ---------------
                                                  973,327            757,416          2,766,000          2,246,867
                                               -----------    ---------------    ---------------    ---------------
        Income from operations                    104,177            194,997            372,731            153,661

Other Income                                            -                  -             38,349                  -
Interest income                                    10,209              9,331             26,103             20,958
                                               -----------    ---------------    ---------------    ---------------

        Income before income taxes                114,386            204,328            437,183            174,619

Income tax expense                                 35,459             16,239            135,526             16,239
                                               -----------    ---------------    ---------------    ---------------

        Net income                             $   78,927            188,089            301,657            158,380S
                                               ===========    ===============    ===============    ===============

Net income per share - basic                   $     0.01               0.02               0.03               0.02
Net income per share - diluted                 $     0.01               0.02               0.03               0.01
                                               ===========    ===============    ===============    ===============
Weighted average number of shares
used in per share computations
                                     Basic:    10,690,038         10,556,263         10,700,038         10,436,402
                                   Diluted:    11,124,810         10,745,878         11,099,772         10,721,562
                                               ===========    ===============    ===============    ===============



See the accompanying notes to the financial statements.



                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)
                                                                   Three months ended             Nine months ended
                                                                     September 30,                   September 30
                                                                  1998            1997           1998            1997
                                                              -------------   -------------  -------------   -------------
Cash flows from operating activities:
  Net income                                                  $    78,927         188,089        301,657         158,380
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation & amortization                                40,253          29,754         96,427          86,937
        Allowance for doubtful accounts                            (2,938)         (1,476)         1,268           1,844
        Changes in items affecting operations:
          Trade receivables and notes receivable                   52,125        (252,919)      (272,757)         11,835
          Inventories                                             (46,635)         (4,928)      (192,494)       (105,988)
          Prepaid expenses                                        122,763         (43,582)        28,871         (58,819)
          Accounts payable                                        (38,331)         24,497        207,536          (2,195)
          Accrued expenses                                        (12,634)         43,792         26,947          36,213
          Other current liabilities                               (12,354)         23,232          3,669          13,334
          Income taxes payable                                     35,747          16,160         91,958           4,891
                                                              -------------   -------------  -------------   -------------
              Net cash provided by
                operating activities                              216,923          22,619        293,082         146,432
                                                              -------------   -------------  -------------   -------------
Cash flows from investing activities:
  Capital expenditures                                           (160,071)        (27,208)      (324,363)        (80,637)
  Short term investments                                               (4)       (293,962)        (4,607)       (293,449)
  Other assets                                                       (457)              -           (757)              -
                                                              -------------   -------------  -------------   -------------
              Net cash used in
                investing activities                             (160,532)       (321,170)      (329,727)       (374,086)
                                                              -------------   -------------  -------------   -------------
Cash flows from financing activities:
  Proceeds from exercise of stock options,
    net of notes receivable                                         3,343           1,968          6,262           8,346
                                                              -------------   -------------  -------------   -------------
              Net cash provided by financing
              activities                                            3,343           1,968          6,262           8,346
                                                              -------------   -------------  -------------   -------------
Net increase (decrease) in
  cash and cash equivalents                                        59,734        (296,583)       (30,383)       (219,308)
Cash and cash equivalents at beginning of period                  207,369         556,185        297,485         478,910
                                                              -------------   -------------  -------------   -------------
Cash and cash equivalents at end of period                    $   267,103         259,602        267,102         259,602
                                                              =============   =============  =============   =============

See the accompanying notes to the financial statements.


                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                               September 30, 1998

Basis of Presentation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 which was filed March 30, 1998. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of September 30, 1998 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended September 30, 1998, except as discussed below:

Effective January, 1 1998, the Company adopted the provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting of Comprehensive Income. SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net income and comprehensive income during the quarters ended September 30, 1998 and 1997.

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

Inventories

A summary of inventories follows:
                                            September 30,          December 31,
                                                1998                   1997
                                              ---------             ---------
                  Raw materials               $ 340,474             $ 323,237
                  Work-in-process               444,720               338,631
                  Finished goods                204,846               135,678
                                              ---------             ---------
                                              $ 990,040             $ 797,546
                                              =========             =========

Net Income per share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to net income were made for purposes of per share calculations. The following is a reconciliation of the shares used in the computation of basic and diluted net income for the three and nine month periods ending September 30, 1998 and 1997 respectively:


                                                           3 months          9 months       3 months       9 months
                                                         ended 9/30/98     ended 9/30/98   ended 9/30/97  ended 9/30/97
  Basic net income per share - weighted-average            10,690,038       10,700,038      10,556,263     10,436,402
      number of common shares outstanding

  Effect of dilutive common equivalent shares - stock
      options outstanding
                                                              434,772          399,734         189,615        285,160
                                                           ----------       ----------      ----------     -----------

  Diluted net income per share - weighted-average of
      common shares and common equivalent shares
      outstanding                                          11,124,810       11,099,772      10,745,878     10,721,562
                                                           ----------       ----------      ----------     -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended September 30, 1998, Sierra Monitor Corporation (the "Company") reported net sales of $1,732,956 compared to $1,474,040 for the three months ended September 30, 1997. For the nine-month period ended September 30, 1998, net sales were $5,330,495 compared with $3,805,016 in the prior year nine-month period. The results for the third quarter of 1998 represent an 18% increase from the same period in the prior year. The results for the first nine months of 1998 represent a 40% increase from the same period in the prior year. The level of sales of Sentry systems, the Company's primary product group, was higher than the third quarter in the prior year, and higher for the year to date period. Sales of Sentry systems can be influenced by release of large orders for construction projects. Such projects accounted for a significant portion of the increase in Sentry sales in 1998. Sales of products for telephone company applications increased in both the quarter and year to date periods primarily due to the shipment of a single large order to an international customer.

Gross profit of $1,077,504 for the three-month period ended September 30, 1998 was 62% of sales compared to $952,413 or 65% of sales, in the same period in the previous year. The gross profit for the nine-month period ended September 30, 1998 was $3,138,731 or 59% of sales, compared to $2,400,528, or 63% of sales, in the same period in the previous year. The gross margin for the year to date period is lower than the comparable period last year primarily due to a discount applied to a large international order which was shipped in the second quarter of the year.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $187,117 or 11% of sales, for the three-month period ending September 30, 1998 compared to $115,625, or 8% of sales, in the comparable period in 1997. In the nine-month periods ending September 30, 1998 and September 30, 1997, research and development expenses were $476,948 or 9% of sales, and $296,446, or 8% of sales, respectively. By the end of the third quarter of 1998, a total of six new products and an additional eight product options have been released for manufacture and sale. In comparison, the Company normally releases less than six new products or options in a full year. The new products released include devices which increase the potential applications for the Sentry system and add to the number of gases which can be detected by certain sensor module types. In addition, extensive engineering time was invested into the development of a new hardware platform for the Communications Bridge which is described later in this report.

Selling and marketing expenses for the three-month period ended September 30, 1998 were $525,859 or 30% of sales, compared to $424,587, or 29% of sales, in the comparable period in the prior year. For the nine-month periods ending September 30, 1998 and September 30, 1997, selling and marketing expenses were $1,472,365 or 28% of sales, and $1,262,372, or 33% of sales, respectively. Sales commissions to independent representatives and to sales managers increased in both periods. Staffing expenses also increased due to an increase in the number of professional sales employees.

General and administrative expenses increased to $260,351 or 15% of sales, for the three-month period ended September 30, 1998 from $217,204, or 15% of sales, in the three-month period ended September 30, 1997. General and administrative expenses increased to $816,687, or 15% of sales, for the nine-month period ended September 30, 1998 from $688,049, or 18% of sales, in the nine-month period ended September 30, 1997.

Net income, after interest and provision for income taxes, for the three months ended September 30, 1998 was $78,927, or 4.6% of net sales, compared with $188,089, or 12.8% of net sales, in the three months ended September 30, 1997. Net income for the nine-month period ended September 30, 1998 was $301,657, or 5.7% of net sales, compared with $158,380, or 4.2% of net sales, in the same period in the prior year. The decrease in income for the three month period is due to the lower gross profit combined with significant increases in engineering and selling expenses. The increase in income in the year to date period is due to the higher sales level combined with lower fixed expenses as a percent of sales.

On September 23, 1998 the Company acquired the rights to manufacture and sell a product known as the Communications Bridge (the "Bridge"). The rights were acquired from Edward Hague, the Company's current Vice President of Engineering who had developed the product prior to his employment. The Bridge provides connectivity between various industrial control systems which would otherwise be incompatible due to their unique communications protocols. As an example, a gas monitoring system may not be able to deliver information to a plant wide information system if the communication protocols are incompatible, but the Bridge enables data transfer between the two systems.

A unique aspect of the Bridge is the software program which enables cost effective development of Protocol Drivers. The Company intends to develop a library of Protocol Drivers. A Bridge sale will include a hardware package which is a single board computer with the Bridge software and one or more Protocol Drivers which are software add-ons. During the negotiation period, the Company developed an improved hardware platform for the Bridge which enables use of the product on Ethernet based wide area computer networks. The Company believes that the Bridge has the potential to become an important product family which could enhance the Company's ability to sell gas monitoring devices and also generate sales in markets outside the gas monitoring industry.

In consideration for the acquisition of the Bridge, the Company paid Mr. Hague $130,000 cash and issued 211,325 shares of unregistered common stock.

Liquidity and Capital Resources

During the period ended September 30, 1998, the Company's working capital increased by $79,226 compared to December 31, 1997. At September 30, 1998 cash and cash equivalents and short-term investments, totaled $713,542 compared to $739,318 at December 31, 1997. As a result of the higher sales level, trade accounts receivable have increased $274,154 since the beginning of the year, and inventories have increased $192,494. In addition to these increases $324,363 has been invested in capital assets, mainly computer hardware and software, during the same time period.

Short-term investments consist of certain Federal Agency Securities with original maturities greater than 90 days. The Company has not drawn on its line of credit with its commercial bank. The Company believes that its current capital resources are sufficient to support existing and anticipated levels of business.

Year 2000 Planning

Prior to December 31, 1997, management implemented an enterprise-wide program to prepare for the year 2000. The program includes verification of the Company's Information Technology ("IT") system, all microprocessor based products, vendor capabilities and various internal systems. Because the IT system was already scheduled to be replaced in 1998, and was not accelerated, the Company is not considering the cost a separate year 2000 expense. The cost of confirmation of the new IT system, implemented in September 1998 is a year 2000 expense. The Company believes that it will be ready for year 2000 and it has completed most of the necessary testing and verification.

The total cost of the preparation and implementation of the verification program and corrective action is estimated to be less than $100,000 and is being funded through operating cash flows. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent redeployment of existing technical and personnel resources.

As a result of testing the Company anticipates that its IT system will operate correctly through the year 2000 transition, and that none of its products will cause a year 2000 problem for users. As the Company's products are frequently employed as components in larger monitoring and control systems it is not possible for the Company to test customer systems for compatibility. The Company has advised its customers that system level testing is beyond the scope of the Company's verification and that customers should perform independent verification testing.

Although there are presently no known year 2000 events which would have an impact on the Company's ability to continue its current operations, there are unknown factors, such as loss of utility supplies or banking problems, which could have a broad impact on the Company and its customers. The Company does not believe it practical to develop contingency plans related to these risks.

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

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Item 5.    Other Information - N/A

Item 6.    Exhibits and Reports on Form 8-K

           a.     Exhibits.

                           10.4     Assignment of Intellectual Property and
                                     Transfer of Rights

                           27.0     Financial Data Schedule

           b.     Reports on Form 8-K - None


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      SIERRA MONITOR CORPORATION

                                                      Registrant

Date:      November 12, 1998                      By:   /S/ GORDON R. ARNOLD
                                                      --------------------------
                                                      Gordon R. Arnold

                                                      President

                                                      Chief Financial Officer