Form 10KSB
period 1998-12-31
SIERRA MONITOR CORP /CA/
filed 1999-03-30
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB


(Mark One)

    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998.

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
            _____________

            Commission file number 0-7441

                 ----------------------------------------------

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

                 ----------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

                 ----------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended December 31, 1998 were $6,981,122. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1999 was approximately $3,392,068 based upon the last reported sale, which occurred on March 4, 1999. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 1999 was 10,967,588.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11 & 12 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the Registrant's Information Statement for the Annual Shareholders' Meeting to be held on May 11, 1999.

Transitional Small Business Disclosure Format Yes    ; No  X
                                                 ----    -----

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

      In addition to gas detection devices, products supplied to the telecommunications industry include microprocessor based controllers which are used to manage other environmental and security conditions in remote structures such as cellular stations and fiber optic booster stations. The environmental controllers integrate various functions which would otherwise require individual controls and alarm handling. In 1998, revenue from gas detection instruments and environment controllers sold to the telecommunications industry was approximately 14% of the Company's sales.

      The Company also manufacturers a line of products known as Industrial Communication Bridges (Bridges). Many industrial instruments, such as gas detection systems, programmable logic controllers and various analytical systems and sensing devices, communicate in different, non-standard, protocols. Bridges provide a means for reading and writing data into these devices using a common, standard protocol. In 1998, revenue from Bridge products was less than 5% of the Company's sales.

      The Company maintains research and development programs to enhance existing products and to develop new products. During the last three fiscal years, the research and development expenses, which include costs for sustaining engineering, have averaged approximately 8.7% of sales. In 1998, research and development expenses totaled $638,430 compared to $423,058 in 1997 and $439,017 in 1996.

      The Company's products are sold through a network of sales representatives managed by regional managers. There are currently 29 authorized representatives with a total of 41 sales offices in the United States. The majority of the Company's representatives have exclusive territories and the sales agreements with each representative restricts them from representing competing lines. The Company's internal sales organization includes a Sales Manager, four Regional Sales Managers, an Inside Sales Manager and support personnel. In addition to its primary factory and office facility in California, the Company maintains separate regional sales offices in California, Illinois, Pennsylvania and Texas. As a result of the acquisition of certain assets of Montech Holdings, Inc., described in Item 6, in February 1999, a sales and manufacturing office was opened in Florida.

      At December 31, 1998, the Company had 40 employees, of whom 7 were in research and development; 11 were in marketing, sales and service; 4 were in general administration; and 18 were in operations and manufacturing. At that date, 36 of the Company's employees were located in Milpitas, California, 1 was located in Temple City, California, 1 was located in Chicago, Illinois, 1 was located in Philadelphia, Pennsylvania, and 1 was located in Houston, Texas. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

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

      The commercial order backlog for the Company's products at December 31, 1998 was $587,156 compared with $454,296 at December 31, 1997. The backlog includes orders for which the Company has not yet received engineering release from the customer. Since the Company generally ships its products within the same month that it receives a purchase order and engineering release from the customer for such products, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales.

      Representatives in foreign countries have various agreements to promote the Company's products but no formal international marketing program exists. In 1997 sales to international customers were less than 10% of total sales. In 1998, primarily due to a single large order, sales to international customers increased to approximately 14% of total sales. The Company has no assets in any foreign countries.

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


      Selected Financial Data.

      The following table sets forth the required financial data for each of the last five fiscal periods ended December 31, 1994 through 1998:


                                                                                   Years Ended December 31
                                                            1998             1997             1996             1995             1994
Net sales                                             $6,981,122        5,130,597        5,040,177        4,773,464        5,831,324
Net income                                            $  220,726          189,204          149,430           18,024          516,463
Net income per share -- basic                         $     0.02             0.02             0.01             0.00       $     0.05
Net income per share -- diluted                       $     0.02             0.02             0.01             0.00             0.05
Total assets                                          $3,708,207        3,032,488        2,924,132        2,800,251        2,665,097
Long term liabilities                                 $     --               --               --               --               --
Cash distributions per common share                         none             none             none             none             none

      Certain Factors That May Affect Future Results.

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

Item 2.       Description of Property.

      The Company's principal executive, administrative, manufacturing and engineering operations are located in a 15,000 square foot leased facility in Milpitas, California. This facility is occupied under a lease expiring March 31, 2001. Management considers that the current facility is adequate for the present level of operations and that additional office and factory space is available in the immediate vicinity. The Company also leases sales offices near Los Angeles, California; Chicago, Illinois; Philadelphia, Pennsylvania; and Houston, Texas.

Item 3.       Legal Proceedings.

      To the knowledge of the Company's management, there are no legal proceedings pending to which the Company is a party or to which the Company's property is subject.

Item 4.       Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) There is not an active market for the Company's stock and the Company's stock is currently traded solely on the NASDAQ over-the-counter Bulletin Board. To the Company's knowledge, there is only infrequent trading in limited volume. The Company understands that trades in Common Stock from September 1998 to December 1998 have been effected at prices ranging from $0.75 to $1.125 per share. Because trading of the Company's stock is so infrequent, the Company is unable to provide historic price information.

      (b) As of March 15, 1999 there were approximately 355 holders of record of the Company's Common Stock.

      (c) The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain any future earning to finance operations and the further development of the Company's business and does not presently intend to disperse any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Fiscal 1998 vs. Fiscal 1997

      For the year ended December 31, 1998, the Company reported net sales of $6,981,122 compared to net sales of $5,130,597 in the prior year. Income before income taxes was $321,467 in 1998 compared to $141,065 in the previous year. Net income in 1998 was $220,726. Net income in 1997 was $189,204 and was impacted by the effect of a net income tax benefit of $48,139. The components of the income tax benefit are described in note 7 to the financial statements incorporated in this report as Part IV.

      Sales increased by 36.1% over the prior year. There were no significant changes in selling prices. The level of sales of Sentry systems, the Company's primary, digital based, product group, was higher in 1998 than in 1997. Sales of Sentry systems can be influenced by release of large orders for construction projects. Such projects accounted for a significant portion of the increase in Sentry sales in 1998. Also, a single order for analog based gas sensor modules to an international customer accounted for approximately 6.5% of net sales. In addition to the increases in sales to commercial accounts, sales to the U.S. Navy increased due to orders for spare parts and new monitoring systems.

      Gross profit as a percent of sales was 58.8% in 1998 compared to 63.0% in the prior year. Several factors contributed to lower margins, including discounts allowed for several large orders, and an increase in the volume of sales of "buy out" products and services, which have lower margins. Buy outs are products and services which are required to be supplied by the Company as part of large projects but which are not manufactured by the Company. These include battery back up systems, specialized controllers and professional services to integrate those items into gas monitoring systems. Sales of these items are generally recognized within the Sentry product group and they contributed to the increase in total sales of that group. Management believes that the selling activities which caused the lower margins were necessary to maintain competitive positions in the respective market areas, but intends to take specific actions to attempt to return future margins to historical levels which are above 60% of sales.

      There were no significant increases in manufacturing labor costs and materials costs, beyond normal inflation, which contributed to the change in gross profit.

       Research and development expenses, which include sustaining engineering for existing products, were $638,430, or 9.1% of net sales, in the year ended December 31, 1998 compared to $423,058, or 8.2% of sales, in the year ended December 31, 1997. The higher research and development expenses were undertaken to add options and features to several products identified as key to future sales growth. The new items included optional accessories for the Sentry system, a "junior" Environment Controller for specific telephone company applications, and a new hardware platform and additional protocol drivers for the Communications Bridge. Protocol Drivers are software programs which enable the Bridge to share data between instruments which communicate in non-compatible protocols. The Company intends to continue development of an extensive library of Protocol Drivers.

      Selling and marketing expenses increased to $2,091,145, or 30.0% of net sales, in 1998 from $1,705,671 or 33.2% of net sales, in the prior year. In 1998, sales commissions paid to employees and independent representatives increased due to the higher level of sales. In June, 1998 an additional regional sales office was opened in Southern California resulting in additional salary costs and other related expenses. There were no other significant changes in selling and marketing expenses in 1998 compared to 1997.

      General and administrative expenses increased to $1,082,282 in 1998 from $992,529 in 1997. The higher general and administrative expenses are the result of higher wage and salary costs, increased depreciation costs due to the acquisition of a new integrated business software package and related consulting costs.

      Interest income in 1998 was $31,901 compared with interest income of $28,050 in 1997. Due to the fact that the Company did not have any outstanding long-term debt during 1998, the Company did not incur any interest expense for the year.

      Income tax expense in 1998 was $100,741. In 1997 an income tax benefit of $48,139 resulted from changes in deferred tax assets and liabilities and a change in the Company's valuation allowance.

Acquisitions.

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

      In consideration for the acquisition of the Bridge, the Company paid Mr. Hague $130,300 cash and issued 211,325 shares of unregistered common stock.

      On December 14, 1998 the Company entered into an agreement to acquire specified assets of Montech Holdings Inc., (Montech) a Florida Corporation. The assets to be acquired include certain know how, manufacturing designs, customer lists and related documentation related to a product known as the MC-25 Environment Controller. The MC-25 is a similar product to the Company's existing line of Environmental Controllers which are sold for telephone company applications. Montech and Sierra Monitor serve generally the same customer base. Under the agreement Montech will agree not to compete for a period of three years. On the effective date, February 1, 1999, two employees of Montech became employees of the Company.

      In consideration for the acquisition of the MC-25, the Company paid Montech $150,000 cash. Of that amount, $50,000 had been paid as of December 31, 1998.

Fiscal 1997 vs. Fiscal 1996

      For the year ended December 31, 1997, the Company reported net sales of $5,130,597 compared to net sales of $5,040,177 in the prior year. Income before income taxes was $141,065 in 1997 compared to $139,930 in the previous year. Net income in 1997 was $189,204 and was impacted by the effect of a net income tax benefit of $48,139. Net income in 1996 was $149,430 and was impacted by the effect of a net income tax benefit of $9,500.

      In 1997 sales increased by 1.8% over the prior year. There were no significant changes in selling prices. The increase in net sales was primarily the result of the improved volume of sales of gas detection products used by telephone companies including the Company's new Environment Controller. Lower sales of the Company's primary gas detection product, Sentry, were partially offset by improved sales of other industrial gas detection products and higher sales to the U. S. Navy.

      Gross profit as a percent of sales was 63.0% in 1997 compared to 61.6% in the prior year. Manufacturing labor costs and materials costs, as a percent of sales, remained approximately constant in each of the two years.

      Research and development expenses, which include sustaining engineering for existing products, were $423,058, or 8.2% of net sales, in the year ended December 31, 1997 compared to $439,017, or 8.7% of sales, in the year ended December 31, 1996. Research and development expenses in 1997 and 1996, included costs of approximately $21,578 and $75,300, respectively, for outside consultants and other purchased services used in the development of new products including the Environment Controller which was released for sale in telephone company applications late in the second half of 1996.

      Selling and marketing expenses increased in 1997 to $1,705,671 or 33.2% of net sales, from $1,662,602, or 33.0% of net sales, in the prior year. There were no significant changes in selling and marketing expenses in 1997 compared to 1996 except that commissions paid to independent representatives were 7.6% of sales compared to 8.5% in the prior year.

      General and administrative expenses increased to $992,529 in 1997 from $891,197 in 1996. The higher general and administrative expenses were the result of higher labor expenses, due to employee additions and temporary workers, and higher professional services expenses.

      Interest income in 1997 was $28,050 compared with interest income of $28,417 in 1996. Due to the fact that the Company did not have any outstanding long-term debt during 1997, the Company did not incur any interest expense for the year.

      An income tax benefit of $48,139 in 1997 resulted from changes in deferred tax assets and liabilities and a change in the valuation allowance, compared to a benefit of $9,500 in 1996.

Liquidity and Capital Resources.

      The Company's working capital was $2,277,922 at December 31, 1998 essentially unchanged from $2,183,675 at December 31, 1997.

      Inventory levels increased 18.5% during 1998 due, in part, to an increase in the number of manufactured products offered by the Company. Inventory on hand was $945,189 at December 31, 1998. Inventories are maintained at high levels, relative to conventional manufacturing norms, to insure the Company's ability to provide quick delivery of customer orders. The Company believes that its ability to deliver product with short lead times provides a competitive advantage.

      The Company had no long term liabilities and no bank borrowings at December 31, 1998.

      The Company maintains a $250,000 line of credit, secured by accounts receivable, with its commercial bank. There were no borrowings against the line of credit in 1998. The Company is in full compliance with the terms of the line of credit and currently anticipates that it will be renewed on similar terms upon its expiration in June 1999.

      At December 31, 1998 the balance sheet reflected $393,667 of cash and cash equivalents, $245,522 of short term investments and $1,123,073 of net accounts receivable. Total cash, cash equivalents and short term investments of were $639,189 at the end of 1998 compared to $739,318 at the end of 1997. The short term investments consist of certain Federal Agency Securities with original maturities greater than 90 days. Management believes that its present resources, including cash, cash equivalents, bank line of credit and accounts receivable, are sufficient to fund its anticipated level of operations through at least January 1, 2000.

Year 2000 Planning.

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

Recent Accounting Pronouncements.

      In March 1998, The American Institute of Certified Public Accounts issued Statement of Position 98-1 (SOP 98-1) Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs during the design, coding, installation to hardware, and testing be capitalized. Internal and external costs associated with the preliminary project stage and the post-implementation/operation stage should be expensed as incurred. The Company, will adopt this statement in 1999. The adoption of the SOP 98-1 is not expected to have a material impact on results of operation and financial condition.

      In 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". This SOP provides guidance on the financial reporting of start-up costs and organization costs. The Company, which will adopt SOP 98-5 during 1999, does not anticipate that either statement will have material impact on its financial position or operating results.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or there comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements.

Item 7. Financial Statements and Supplementary Data.

      Reference is made to the financial statements and supplementary data set forth in this Form 10-KSB report in Part IV, as indexed in Part III, Item 13, and by such reference such information is incorporated herein.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 1998, based upon information furnished by such persons:

                                                                                                     Director or
Name                         Principal Occupation or Employment                             Age      Officer Since
----                         ----------------------------------                             ---      -------------
Gordon R. Arnold             Director of the Company;                                       53            1984
                             President,  Chief Executive Officer and Secretary

Michael C. Farr              Vice President of Operations                                   41            1986

Stephen R. Ferree            Vice President of Marketing                                    51            1992

Edward K. Hague              Vice President of Engineering                                  37            1997

C. Richard Kramlich          Director of the Company;                                       63            1980
                             General Partner of New Enterprise Associates
                             a venture capital firm.

Jay T. Last                  Director of the Company;                                       69            1977
                             President, Hillcrest Press (Publisher), and
                             business and technical consultant.

Robert C. Marshall           Director of the Company;                                       67            1998
                             Principal of Selby Venture Partners
                             a venture capital firm.


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

      Stephen R. Ferree joined the Company as Marketing Manager in January 1990. He became Vice President, Marketing in May, 1992.

      Edward K. Hague joined the Company as Engineering Manager in July, 1997. He became Vice President, Engineering, in October 1997. Mr. Hague has consulted in the field of industrial communications for more than 10 years, initially consulting to Intellution, Inc., a leading process control software company, then to various companies, working on communication architecture design for IBM, Marin Municipal Water District, U.S. Postal Service, PG&E, Boeing and the U. S. Navy.

      With respect to the other information required by this item, the sections entitled "Election of Directors - Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 11, 1999 and to be filed with the SEC within 120 days of December 31, 1998 are incorporated by reference herein.

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

Item 12. Certain Relationships and Related Transactions.

      The section entitled "Certain Relationships and Related Transactions" in the Company's Information Statement is incorporated by reference herein.

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

      (a) Financial Statements and Schedule. The following documents are filed as part of this report:

              Independent Auditors' Report.

              Financial Statements and Schedules:

                  Balance Sheets at December 31, 1998 and 1997.

                  Statements of Operations for the years ended December 31, 1998, 1997, and 1996.

                  Statements  of  Shareholders'   Equity  for  the  years  ended
                  December 31, 1998, 1997, and 1996.

                  Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                  Notes to Financial Statements.

                  Schedule II - Valuation and Qualifying Accounts.

              All schedules omitted are not applicable, not required or the required information is included in the financial statements or notes thereto.

      (b)     Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1998.

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

         10.1 1986 Stock Option Plan of Registrant as amended December 1, 1987. (Incorporated by reference to Exhibit 10.1 of the 1989 Form 10-K)

         10.2 1996 Stock Option Plan of Registrant. (Incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on S-8 (File No. 333-18241) filed with the SEC on December 19, 1996)

         10.3 Standard Industrial Lease dated January 29, 1986, by and between Geomax and Registrant, with amendment thereto dated 3/30/90. (Incorporated by reference to Exhibit 10.3 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1990) 10.4 Assignment of Intellectual Property and Transfer of Rights. (Incorporated by reference to the Company's quarterly report on Form 10QSB for the quarter ended September 30, 1998)

         23.1     Report  on  Financial   Statement   Schedule  and  Consent  of
                  Independent Auditors. (See page 14)

         27.0     Financial Data Schedule.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 26, 1999.

                                           SIERRA MONITOR CORPORATION

                                           (Registrant)



                                           By  /s/  Gordon R. Arnold
                                              ----------------------------------
                                                    Gordon R. Arnold
                                                    Chief Executive Officer


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

        Date                                  Title                                     Signature
        ----                                  -----                                     ---------

March 26, 1999                Chief Executive Officer, Chief
                              Financial Officer and Director
                              (Principal Executive, Financial
                              and Accounting Officer)                        By  /s/  Gordon R. Arnold
                                                                                 ------------------------
                                                                                   Gordon R. Arnold



March 26, 1999                Director                                       By  /s/  C. Richard Kramlich
                                                                                 ------------------------
                                                                                   C. Richard Kramlich



March 26, 1999                Director                                       By  /s/  Jay T. Last
                                                                                 ------------------------
                                                                                   Jay T. Last



March 26, 1999                Director                                       By  /s/  Robert C. Marshall
                                                                                 ------------------------
                                                                                   Robert C. Marshall


                                     PART IV






                           SIERRA MONITOR CORPORATION

                              Financial Statements

                        December 31, 1998, 1997, and 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Sierra Monitor Corporation:


We have audited the accompanying balance sheets of Sierra Monitor Corporation as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                                     /S/KPMG LLP

Mountain View, California
February 19, 1999


                           SIERRA MONITOR CORPORATION

                                 Balance Sheets

                           December 31, 1998 and 1997



                                              Assets                                                 1998                   1997
                                                                                                 -----------            -----------

Current assets:
    Cash and cash equivalents                                                                        393,667                297,485
    Short-term investments                                                                           245,522                441,833
    Trade receivables, less allowance for doubtful accounts of
       $125,488 and $41,003 in 1998 and 1997, respectively                                         1,123,073                833,344
    Notes receivable                                                                                  35,002                 39,422
    Inventories                                                                                      945,189                797,546
    Prepaid expenses                                                                                  94,107                138,210
    Deferred income taxes                                                                            179,636                113,172
                                                                                                 -----------            -----------
              Total current assets                                                                 3,016,196              2,661,012

Property and equipment, net                                                                          232,600                137,914
Deferred income taxes                                                                                113,635                186,000
Other assets                                                                                         345,776                 47,562
                                                                                                 -----------            -----------
                                                                                                 $ 3,708,207              3,032,488
                                                                                                 ===========            ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                                             $   295,274                153,916
    Accrued compensation expenses                                                                    281,426                224,762
    Other current liabilities                                                                         56,522                 54,804
    Income taxes payable                                                                             105,052                 43,855
                                                                                                 -----------            -----------
              Total current liabilities                                                              738,274                477,337

Commitments

Shareholders' equity:
    Common stock; 20,000,000 shares authorized; 10,967,588 and
       10,566,263 shares issued and outstanding in 1998 and
       1997, respectively                                                                          3,159,944              2,937,035
    Accumulated deficit                                                                             (136,771)              (357,497)
    Notes receivable from shareholders                                                               (53,240)               (24,387)
                                                                                                 -----------            -----------
              Total shareholders' equity                                                           2,969,933              2,555,151
                                                                                                 -----------            -----------
                                                                                                 $ 3,708,207              3,032,488
                                                                                                 ===========            ===========


See accompanying notes to financial statements.


                                                SIERRA MONITOR CORPORATION

                                                 Statements of Operations

                                      Years ended December 31, 1998, 1997, and 1996



                                                                             1998                   1997                   1996
                                                                         ------------           ------------           ------------
Net sales                                                                $  6,981,122              5,130,597              5,040,177

Cost of goods sold                                                          2,875,221              1,896,324              1,935,848
                                                                         ------------           ------------           ------------

          Gross profit                                                      4,105,901              3,234,273              3,104,329
                                                                         ------------           ------------           ------------

Operating expenses:
    Research and development                                                  638,430                423,058                439,017
    Selling and marketing                                                   2,091,145              1,705,671              1,662,602
    General and administrative                                              1,082,282                992,529                891,197
                                                                         ------------           ------------           ------------

                                                                            3,811,857              3,121,258              2,992,816
                                                                         ------------           ------------           ------------

          Income from operations                                              294,044                113,015                111,513

Interest income                                                                31,901                 28,050                 28,417
Other expense                                                                  (4,478)                    --                   --
                                                                         ------------           ------------           ------------

          Income before income tax
              expense (benefit)                                               321,467                141,065                139,930

Income tax expense (benefit)                                                  100,741                (48,139)                (9,500)
                                                                         ------------           ------------           ------------

          Net income                                                     $    220,726                189,204                149,430
                                                                         ============           ============           ============

Net income per share:
    Basic                                                                $       0.02                   0.02                   0.01
                                                                         ============           ============           ============
    Diluted                                                              $       0.02                   0.02                   0.01
                                                                         ============           ============           ============

Weighted-average number of shares used in per share computations:
       Basic                                                               10,700,038             10,466,919             10,313,044
                                                                         ============           ============           ============
       Diluted                                                             11,084,058             10,728,834             10,731,161
                                                                         ============           ============           ============


See accompanying notes to financial statements.


                                            SIERRA MONITOR CORPORATION

                                        Statements of Shareholders' Equity

                                   Years ended December 31, 1998, 1997, and 1996


                                                                                            Notes
                                                          Common stock                    receivable       Total
                                                   -----------------------  Accumulated      from      shareholders'
                                                     Shares       Amount      deficit     shareholders    equity
                                                   ----------   ----------   ----------    ----------   ----------

Balances as of
    December 31, 1995                              10,276,888   $2,903,270     (696,131)      (12,603)    2,194,536

Exercise of stock options                              55,625        9,223         --            --           9,223

Proceeds from notes receivable                           --           --           --           2,876         2,876

Net income                                               --           --        149,430          --         149,430
                                                   ----------   ----------   ----------    ----------    ----------

Balances as of
    December 31, 1996                              10,332,513    2,912,493     (546,701)       (9,727)    2,356,065

Exercise of stock options                             233,750       24,542         --         (21,946)        2,596

Proceeds from notes receivable                           --           --           --           7,286         7,286

Net income                                               --           --        189,204          --         189,204
                                                   ----------   ----------   ----------    ----------    ----------

Balances as of
    December 31, 1997                              10,566,263    2,937,035     (357,497)      (24,387)    2,555,151

Exercise of stock options                             190,000       38,000         --         (37,000)        1,000

Proceeds from notes receivable                           --           --           --           8,147         8,147

Issuance of common stock
    for technology rights                             211,325      184,909         --            --         184,909

Net income                                               --           --        220,726          --         220,726
                                                   ----------   ----------   ----------    ----------    ----------

Balances as of
    December 31, 1998                              10,967,588   $3,159,944     (136,771)      (53,240)    2,969,933
                                                   ==========   ==========   ==========    ==========    ==========


See accompanying notes to financial statements.


                                                SIERRA MONITOR CORPORATION

                                                 Statements of Cash Flows

                                      Years ended December 31, 1998, 1997, and 1996



                                                                                      1998               1997               1996
                                                                                    ---------          ---------          ---------
Cash flows from operating activities:
    Net income                                                                      $ 220,726            189,204            149,430
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                               140,820            122,024            127,014
          Loss on disposal of fixed assets                                               --                 --                  334
          Allowance for doubtful accounts                                              84,485             (4,595)           (15,558)
          Deferred income taxes                                                         5,901            (88,172)           (23,000)
          Changes in operating assets and liabilities:
             Trade receivables                                                       (374,214)           212,240           (126,935)
             Notes receivable                                                           4,420            (39,422)              --
             Inventories                                                             (147,643)           (79,681)          (112,385)
             Prepaid expenses                                                          44,103            (86,654)           (11,356)
             Accounts payable                                                         141,357           (137,455)           (14,322)
             Accrued compensation expenses                                             56,664             10,354            (51,157)
             Other current liabilities                                                  1,718             16,063             15,399
             Income taxes payable                                                      61,197             20,308             12,432
                                                                                    ---------          ---------          ---------

                Net cash provided by (used in)
                   operating activities                                               239,534            134,214            (50,104)
                                                                                    ---------          ---------          ---------

Cash flows from investing activities:
    Capital expenditures                                                             (235,504)          (125,340)           (77,189)
    Short-term investments, net                                                       196,311           (195,052)           330,343
    Other assets                                                                     (113,306)            (5,129)           (46,793)
                                                                                    ---------          ---------          ---------

                Net cash (used in) provided by
                   investing activities                                              (152,499)          (325,521)           206,361
                                                                                    ---------          ---------          ---------

Cash flows from financing activities:
    Proceeds from notes receivable                                                      8,147              7,286              2,876
    Proceeds from exercise of stock options and
       warrant, net of notes receivable                                                 1,000              2,596              9,223
                                                                                    ---------          ---------          ---------

                Net cash provided by financing activities                               9,147              9,882             12,099
                                                                                    ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents                                   96,182           (181,425)           168,356

Cash and cash equivalents at beginning of year                                        297,485            478,910            310,554
                                                                                    ---------          ---------          ---------

Cash and cash equivalents at end of year                                            $ 393,667            297,485            478,910
                                                                                    =========          =========          =========

Supplemental disclosures of cash flow information:
    Cash paid during the year-- income taxes                                        $  27,737             19,800               --
                                                                                    =========          =========          =========
    Noncash financing activities:
       Common stock issued in exchange for notes
          from shareholders                                                         $  37,000             21,946               --
                                                                                    =========          =========          =========
       Common stock issued for technology rights                                    $ 184,909               --                 --
                                                                                    =========          =========          =========


See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1998, 1997, and 1996




(1) Summary of the Company and Significant Accounting Policies

       (a)    The Company

              Sierra Monitor Corporation (the Company) was incorporated in September 1989 to effect the merger of UMF Systems, Inc. (UMF) and Sierra Holdings Corporation (SHC), which was originally incorporated as Sierra Monitor Corporation in 1978. The Company's principal line of business is the design, manufacture, and marketing of instruments that detect and monitor hazardous gases.

       (b)    Segment Reporting

              In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Company's chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by desegregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: gas detection and monitoring devices.

       (c)    Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       (d)    Revenue Recognition

              Generally, sales are recorded when products are shipped or services are rendered. Revenues from government contracts are recognized utilizing the percentage-of-completion method. Contract revenues are recorded as the related costs (including certain general and administrative costs), which contribute to contract performance, are incurred.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1998, 1997, and 1996


       (e)    Cash, Cash Equivalents, and Short-Term Investments

              Cash and cash equivalents consist of cash on deposit with banks and highly liquid money market instruments with purchased maturities of 90 days or less. Certain certificates of deposits with purchased maturities greater than 90 days are classified as short-term investments, and are stated at fair value (approximates cost).

       (f)    Inventories

              Inventories are stated at the lower of cost (first in, first out) or market.

       (g)    Property and Equipment

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

       (h)    Stock Based Compensation

              The Company uses the intrinsic value method of accounting for stock-based compensation.

       (i)    Income Taxes

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

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1998, 1997, and 1996


       (j)    Net Income Per Share

              Basic earnings per share (EPS) is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed using the weighted-average number of shares of common stock outstanding during the period, plus dilutive common equivalent shares including stock options using the treasury stock method.

              The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the years ended December
              31, 1998, 1997, and 1996, respectively:

                                                           1998          1997          1996
                                                        ----------    ----------    ----------
              Basic EPS - weighted-average
                  number of shares of common
                  stock outstanding                     10,700,038    10,466,919    10,313,044

              Effect of dilutive common
                  equivalent shares - stock
                   options outstanding                     384,020       261,915       418,117
                                                        ----------    ----------    ----------

              Diluted EPS - weighted-average of
                  shares of common stock and
                  common equivalent shares
                  outstanding                           11,084,058    10,728,834    10,731,161
                                                        ==========    ==========    ==========


              For purposes of calculating diluted EPS, there were no adjustments to net income.

              For the years ended December 31, 1998 and 1997, options to purchase 275,000 and 120,000 shares of common stock at an average price of $0.56 and $0.38, respectively, per share were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares and the effect would have been antidilutive.

       (k)    Comprehensive Income

              The Company has no significant components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods.

       (l)    Other Assets

              Other assets consisted primarily of $299,449, net of $15,760 of accumulated amortization, related to the purchase of technology rights on September 23, 1998 (see Note 9). Such amount is being amortized on a straight-line basis over five years.

       (m)    Reclassification

              Certain amounts in the accompanying 1997 financial statements have been reclassified in order to conform with the presentation of the 1998 financial statements.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1998, 1997, and 1996



(2)    Inventories

       A summary of inventories as of December 31, 1998 and 1997, follows:

                                                         1998             1997
                                                       --------         --------

       Raw materials                                   $348,032          323,237
       Work in process                                  411,846          338,631
       Finished goods                                   185,311          135,678
                                                       --------         --------

                                                       $945,189          797,546
                                                       ========         ========


(3)    Property and Equipment

       A summary of property and equipment as of December 31, 1998 and 1997, follows:

                                                               1998       1997
                                                             --------   --------

       Machinery and equipment                               $206,328    278,708
       Furniture, fixtures, and leasehold improvements        603,484    591,443
                                                             --------   --------

                                                              809,812    870,151
       Less accumulated depreciation and amortization         577,212    732,237
                                                             --------   --------

                                                             $232,600    137,914
                                                             ========   ========




(4)    Stock Compensation Plan

       The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock compensation plan. As the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for its stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                            1998         1997
                                                        -----------   ----------

       Net income:
           As reported                                  $   220,726      189,204
           Pro forma                                        191,576      187,683

       Net income per share:
           As reported (basic and diluted)                     0.02         0.02
           Pro forma (basic and diluted)                       0.02         0.02




       During 1996, the Company's 1986 Incentive Stock Option Plan expired. Subsequently, the shareholders adopted the 1996 Stock Plan and reserved 600,000 shares of common stock for issuance. Under this plan, options may be granted at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1998, 1997, and 1996


       Stock options granted were 275,000, 120,000, and -0- during 1998, 1997, and 1996, respectively. The per share weighted-average fair value of stock options granted during 1998 and 1997 was $0.58 and $0.20, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: expected dividend yield of 0.0% for each year; volatility of 50% for each year; risk-free interest rate of 5.35% and 5.83%, respectively; and an expected life of 10 years.

       A summary of stock option transactions for the three years ended December
31, 1998, follows:

                                                                                                                        Weighted-
                                                                                                    Weighted-            average
                                                                                                     average            remaining
                                                                              Range of               exercise          contractual
                                                            Options            prices                 price            life (years)
                                                        ----------------   ----------------    ---------------    -----------------
Balance as of                                               705,000         $ 0.10 - 0.22              0.17                4.3
    December 31, 1995
    (435,104 exercisable)
Exercised                                                   (55,625)          0.10 - 0.22              0.17
Canceled                                                     (6,875)          0.10 - 0.22              0.20
                                                           --------

Balance as of
    December 31, 1996
    (476,250 exercisable)                                   642,500           0.10 - 0.22              0.17                3.6

Granted                                                     120,000           0.34 - 0.38              0.38
Exercised                                                  (233,750)          0.10 - 0.22              0.10
Canceled                                                     (3,750)          0.20 - 0.22              0.22
                                                           --------

Balance as of
    December 31, 1997
    (323,854 exercisable)                                   525,000           0.10 - 0.38              0.25                5.5

Granted                                                     275,000           0.56 - 0.75              0.56
Exercised                                                  (190,000)                                   0.20                0.20
Canceled                                                    (15,000)          0.20 - 0.22              0.21
                                                           --------

Balance as of
    December 31, 1998
    (204,583 exercisable)                                   595,000           0.10 - 0.22              0.41                8.3
                                                           ========


                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1998, 1997, and 1996


(5)    Lease Commitments

       The Company leases its facilities under a noncancelable operating lease. As of December 31, 1998, future minimum payments are as follows:

       Year ending
      December 31,
      ------------
         1999                                                $138,824
         2000                                                 139,104
         2001                                                  37,344
                                                             --------
                                                             $315,272
                                                             ========

       Rent expense was approximately $146,000, $143,000, and $136,000 in 1998, 1997, and 1996, respectively.


(6)    Bank Borrowings

       As of December 31, 1998, the Company had a $250,000 bank line of credit agreement, secured by eligible accounts receivable, that bears interest at the prime rate (7.75% as of December 31, 1998) plus 1/2%. The line of credit agreement expires June 5, 1999, and contains certain financial covenants with which the Company was in compliance as of December 31, 1998. No amounts were outstanding under the credit facility as of December 31, 1998.


(7)    Income Taxes

       The components of income taxes (benefit) were as follows:

                                              1998         1997         1996
                                            ---------    ---------    ---------

       Current:
           Federal                          $  75,435       23,533         --
           State                               19,405       16,500       13,500
                                            ---------    ---------    ---------

                 Total current                 94,840       40,033       13,500
                                            ---------    ---------    ---------

       Deferred:
           Federal                              5,450      (79,972)       8,000
           State                                  451       (8,200)     (31,000)
                                            ---------    ---------    ---------

                 Total deferred                 5,901      (88,172)     (23,000)
                                            ---------    ---------    ---------

                                            $ 100,741      (48,139)      (9,500)
                                            =========    =========    =========

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1998, 1997, and 1996


       The provision for income taxes (benefit) differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                              1998         1997         1996
                                            ---------    ---------    ---------

       Computed tax expense                 $ 109,299       48,000       48,000
       State taxes, net of federal benefit     13,105        5,300        8,900
       Decrease in valuation allowance           --       (100,000)     (48,000)
       Other                                  (21,663)      (1,439)     (18,400)
                                            ---------    ---------    ---------

                                            $ 100,741      (48,139)      (9,500)
                                            =========    =========    =========


       The tax effects of temporary differences that gave rise to significant portions of deferred tax assets are as follows:


                                                                1998       1997
                                                              --------   --------
       Deferred tax assets:
           Accounts receivable, principally due to
              allowance for doubtful accounts                 $ 49,982     18,000
           Inventories, principally due to additional costs
              inventoried for tax purposes                      83,096     72,000
           State tax expense on temporary differences           11,844     (9,000)
           Accruals for financial statement purposes
              not currently deductible                          34,714     32,000
           Property and equipment, principally due to
              differences in depreciation                       59,755     80,000
           Tax credit carryforwards                             53,880    106,000
           Other                                                   --         172
                                                              --------   --------

                     Total gross deferred tax assets          $293,271    299,172
                                                              ========   ========




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

       The Company has federal tax credit carryforwards of approximately $53,880, which can be used to offset against future income taxes. The credit carryforwards will expire beginning in 2004.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1998, 1997, and 1996

(8)    Fair Value of Financial Instruments

       SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All financial instruments included in the accompanying financial statements approximate fair value because of the short maturity of those instruments.

       Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents, and short-term investments, which the Company places with high credit qualified financial institutions. The Company sells its products to companies located primarily in the United States, Brazil, and Taiwan. The Company's credit risk is concentrated primarily in the United States and Brazil. The Company does not have a significant concentration of credit risk with any single customer. Sales to international customers in 1998 were approximately 14% of total sales. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts to cover potential credit losses.


(9)    Acquisitions

       In September 1998, the Company entered into an asset purchase agreement to purchase certain technology rights in exchange for the issuance of 211,325 shares of the Company's common stock and payment of $130,300 in cash.

       In December 1998, the Company signed a letter of intent with Montech Holdings, Inc. to purchase certain assets for cash consideration of approximately $150,000. Pursuant to an Asset Purchase Agreement, the acquisition became effective February 1, 1999.

                                                                     Schedule II
                           SIERRA MONITOR CORPORATION

                        Valuation and Qualifying Accounts



                                                Additions
                                   Balance at   charged to  Deductions   Balance
                                   beginning    costs and     from       at end
       Description                  of year     expenses    reserves     of year
       -----------                  -------     --------    --------     -------
Year ended December 31,
    1998, allowance for
    doubtful accounts               $41,003      91,750      (7,265)     125,488
                                    =======     =======     =======      =======

Year ended December 31,
    1997, allowance for
    doubtful accounts               $45,598      11,603     (16,198)      41,003
                                    =======     =======     =======      =======

Year ended December 31,
    1996, allowance for
    doubtful accounts               $61,156       7,000     (22,558)      45,598
                                    =======     =======     =======      =======