Form 10QSB
period 1999-03-31
SIERRA MONITOR CORP /CA/
filed 1999-05-14
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended March 31, 1999
                                          --------------
                                       or

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

Yes__X__ No _____

The number of shares of the issuer's common stock outstanding, as of May 12, 1999 was 10,967,588.

Transitional Small Business Disclosure Format: Yes ___; No X___


                                                    PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                      SIERRA MONITOR CORPORATION

                                                           Balance Sheets


                                                                                                March 31,               December 31,
                                                                                                  1999                      1998
                                                                                               -----------              -----------
                                   Assets                                                      (Unaudited)
Current assets:
      Cash and cash equivalents                                                                $   487,068                  393,667
      Short-term investments                                                                        24,066                  245,522
      Trade receivables, less allowance for doubtful                                             1,119,558                1,123,073
          accounts of $127,738 in 1999 and $125,488
          in 1998
      Notes receivable                                                                              32,920                   35,002
      Inventories                                                                                  962,736                  945,189
      Prepaid expenses                                                                              88,847                   94,107
      Deferred income taxes                                                                        179,636                  179,636
                                                                                               -----------              -----------

                        Total current assets                                                     2,894,831                3,016,196

Property and equipment, net                                                                        239,086                  232,600
Deferred income taxes                                                                              113,635                  113,635
Other assets                                                                                       494,150                  345,776
                                                                                               -----------              -----------
                                                                                               $ 3,741,702                3,708,207
                                                                                               ===========              ===========

                Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                                         $   342,425                  295,274
      Accrued compensation expenses                                                                304,840                  281,426
      Other current liabilities                                                                     83,192                   56,522
      Bank loan                                                                                    100,000                     --
      Income taxes payable                                                                            --                    105,052
                                                                                               -----------              -----------
                        Total current liabilities                                                  830,457                  738,274

Shareholders' equity:
      Common stock                                                                               3,159,944                3,159,944
      Accumulated deficit                                                                         (198,874)                (136,771)
      Note receivable from shareholders                                                            (49,825)                 (53,240)
                                                                                               -----------              -----------
                        Total shareholders' equity                                               2,911,245                2,969,933
                                                                                               -----------              -----------
                                                                                               $ 3,741,702                3,708,207
                                                                                               ===========              ===========

See accompanying notes to financial statements.

                                                                                                                        Page 2 of 10

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                                   (Unaudited)


                                                     For the three months ended
                                                    ----------------------------
                                                      March 31,       March 31,
                                                        1999            1998
                                                    ------------    ------------

Net sales                                           $  1,659,288       1,533,424

Cost of goods sold                                       633,074         568,976
                                                    ------------    ------------
                  Gross profit                         1,026,214         964,448
                                                    ------------    ------------

Operating expenses
      Research and development                           214,308         124,333
      Selling and marketing                              573,438         452,387
      General and administrative                         309,400         273,201
                                                    ------------    ------------
                                                       1,097,146         849,921
                                                    ------------    ------------

                  Income (loss) from operations          (70,932)        114,527

Other income                                                  34          38,349
Interest income                                            8,793          10,544
                                                    ------------    ------------

               Income (loss) before income taxes         (62,105)        163,420
Income taxes                                                --            50,660
                                                    ------------    ------------
                Net income (loss)                   $    (62,105)        112,760
                                                    ============    ============
Net income (loss) per share - basic                 $      (0.01)           0.01
                                                    ============    ============
Net income (loss) per share - diluted               $       --              0.01
                                                    ============    ============

Weighted-average number of shares used in per
    share computations:
         Basic                                        10,967,588      10,566,263
                                                    ============    ============
         Diluted                                            --        10,848,584
                                                    ============    ============


See accompanying notes to financial statements.


                                                     SIERRA MONITOR CORPORATION

                                                      Statements of Cash Flows

                                                             (Unaudited)

                                                                                                        For the three months ended
                                                                                                     -------------------------------
                                                                                                     March 31,            March 31,
                                                                                                       1999                 1998
                                                                                                     ---------            ---------
Cash flows from operating activities:
       Net income (loss)                                                                             $ (62,105)             112,760
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation and amortization                                                             57,429               22,396
              Allowance for doubtful accounts                                                            2,250                3,565
              Change in items affecting operations
                 Trade and notes receivables                                                             3,347             (192,775)
                 Inventories                                                                           (17,547)            (238,215)
                 Prepaid expenses                                                                        5,260              (41,068)
                 Accounts payable                                                                       47,151              259,901
                 Accrued compensation expenses                                                          23,414              (10,085)
                 Other current liabilities                                                              26,670                9,341
                 Income taxes payable                                                                 (105,051)               6,805
                                                                                                     ---------            ---------
                  Net cash used in operating activities                                                (19,182)             (67,375)
                                                                                                     ---------            ---------

Cash flows from investment activities:
       Capital expenditures                                                                            (42,376)             (34,738)
       Short term investments                                                                          221,456               (4,923)
       Acquisition of business assets                                                                 (171,828)                --
       Other assets                                                                                      1,916                 --
                                                                                                     ---------            ---------
                  Net cash provided by (used in) investing
                  activities                                                                             9,168              (39,661)
                                                                                                     ---------            ---------

Cash flows from financing activities:
       Proceeds from bank borrowings, net                                                              100,000                 --
       Repayment of shareholder notes receivable                                                         3,415                1,561
                                                                                                     ---------            ---------
                   Net cash provided by financing activities                                           103,415                1,561
                                                                                                     ---------            ---------
Net increase (decrease) in cash and cash equivalents                                                    93,401             (105,474)
Cash and cash equivalents at beginning of period                                                       393,667              297,485
                                                                                                     ---------            ---------
Cash and cash equivalents at end of period                                                           $ 487,068              192,011
                                                                                                     =========            =========



See accompanying notes to financial statements.

                                                                                                                        Page 4 of 10

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                                 March 31, 1999

Basis of Presentation

      The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 which was filed March 30, 1999. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of March 31, 1999 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

      There have been no changes in accounting policies used by the Company during the quarter ended March 31, 1999.

Summary of Business

      Sierra Monitor Corporation ("SMC" or the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places. In addition to gas monitoring systems the Company also manufactures microprocessor based systems used to monitor and control environmental conditions in small, remote, structures used for cellular and hard wire telephone equipment. The Company also manufactures a product known as a Communications Bridge. The Communications Bridge enables electronic control systems to communicate with each other, generally over Ethernet, even when the systems use non compatible data storage and transfer protocols.

      Products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, telecommunications companies, building control systems, parking garages and landfill rehabilitation projects.

Inventories

A summary of inventories follows:

                                                 March 31,          December 31,
                                                   1999                   1998
                                                ---------               -------

                  Raw Materials                 $ 397,290               348,032

                  Work-in-process                 373,200               411,846

                  Finished goods                  192,246               185,311
                                                ---------               -------

                                                $ 962,736               945,189
                                                =========               =======

Net Income (loss) per share

      In 1997, the Company adopted SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings / (loss) were made for purposes of per share calculations. The following is a reconciliation of the shares using in the computation of basic and diluted EPS for the periods ended March 31, 1999 and 1998 respectively:

                                                                                       1999                     1998

      Basic  EPS  -  weighted-average   number  of  common  shares
          outstanding                                                            10,967,588               10,566,263

      Effect of dilutive common  equivalent shares - stock options
          outstanding                                                                     0                  282,321
                                                                                 ----------               ----------

      Diluted EPS -  weighted-average  of common shares and common
          equivalent shares outstanding                                          10,967,588               10,848,584
                                                                                 ==========               ==========


Diluted EPS as of 3/31/99 does not include 273,203 stock options because the inclusion of such stock options would be antidilutive.


Comprehensive Income

      The company has no significant components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

      For the three months ended March 31, 1999 Sierra Monitor Corporation (the "Company") reported net sales of $1,659,288 compared to $1,533,424 for the three months ended March 31, 1998. The results for the first quarter of fiscal 1999 represent an 8.2% increase from the same period in the prior year. Sales of products for telephone company applications, and sales of protocol conversion devices increased compared to the first quarter of 1998. Sales of gas detection systems were lower than the first quarter of 1998 primarily due to lower orders for large systems.

      Gross profit for the three month period ended March 31, 1999 was $1,026,214 or 61.8% of net sales, compared to $964,448 or 62.9% of net sales, in the same period in the previous year. The lower gross margin is due to product mix. There were no abnormal changes in material and labor costs.

       Expenses for research and development, which include new product development and engineering to sustain existing products, were $214,308, or 12.9% of net sales, for the three month period ended March 31, 1999, compared with $124,333, or 8.1% of net sales, in the comparable period in 1998. The higher research and development expenses were undertaken to continue development of products and product options identified as key to future sales growth. The new products included a master controller known as the Sentry Commander, and specialized gas sensors to be sold to the semiconductor industry. The product options are primarily software programs known as protocol drivers. Protocol Drivers are software programs which enable the Company's Communications Bridge to share data between instruments which communicate in non-compatible protocols. The Company intends to continue development of an extensive library of Protocol Drivers and therefore expects engineering expenses to remain, at least, at their current levels.

      Selling and marketing expenses for the three month period ended March 31, 1999 were $573,438 or 34.6% of net sales, compared to $452,387, or 29.5% of net sales, in the same period in the prior year. The increase in selling costs is, in part, due to the addition, since first quarter of 1998, of two sales professionals to allow focused efforts in the telephone industry. Commissions paid to independent sales representatives were also higher compared to the first quarter of 1998. Commissions, as a percentage of sales, vary periodically based on product mix, level of discounting and channels of distribution.

      General and administrative expenses for the first quarter of 1999 were $309,400 or 18.6% of net sales compared to $273,201 or 17.8% in the same period in the prior year. Increases in salary and benefit expenses and depreciation contributed to the higher general and administrative expenses.

      Net loss for the three month period ended March 31, 1999 was $62,105 or 3.7% of net sales, compared with a net profit of $112,760 or 7.5% of net sales for the same period in the prior year. The loss is due to lower margins combined with higher operating expenses described above. The Company believes that it is necessary to incur the higher operating costs to provide the infrastructure for development and support of future sales increases.

      On February 1, 1999 the Company acquired specified assets of Montech Holdings Inc., ("Montech") a Florida Corporation. The acquired assets include certain know how, manufacturing designs, customer lists and related documentation related to a product originally known as the MC-25 Environment Controller. The MC-25 has been assimilated into the Company's existing line of Environmental Controllers which are sold for telephone company applications. Montech and Sierra Monitor served generally the same customer base. Under the agreement Montech has agreed not to compete for a period of three years. On the effective date, February 1, 1999, two employees of Montech became employees of the Company.

      The total cost of the acquisition, including consideration paid to Montech and related expenses, was $171,828. At March 31, 1999, approximately $150,000 of the acquisition cost had been paid and the balance was payable within 30 days.

Liquidity and Capital Resources:

      During the period ended March 31, 1999, the Company's working capital decreased by $213,548 compared to December 31, 1998. The decrease in working capital is primarily due to the acquisition described above. At March 31, 1999, cash and cash equivalents and short term investments, totaled $511,134. The short term investments consist of certain Federal Agency Securities with original maturities greater than 90 days. The Company has borrowed $100,000 against its $250,000 line of credit with its commercial bank. The Company believes that its current capital resources are sufficient to support existing and anticipated levels of business for at least the next twelve months.

Year 2000 Planning.

      Management implemented an enterprise-wide program in 1997 to prepare for the year 2000 "date change". The program includes verification of the Company's Information Technology (IT) systems, all microprocessor based products, vendor capabilities and various internal systems.

       The IT system was replaced in September 1998. Because the replacement of the IT system was a planned event, and was not accelerated, the Company is not considering that cost as a separate year 2000 expense. The cost of confirmation of the new IT system, was a year 2000 expense.

      Microprocessor based products manufactured by the Company are being tested for operation through the data change period. Also, clock chips and related circuits are being verified by design engineering. As a result of testing, the Company anticipates that none of its products will cause a year 2000 problem for users. Since the Company's products are frequently employed as components in larger monitoring and control systems it is not possible for the Company to test customer systems for compatibility. The Company has advised its customers that system level testing is beyond the scope of the Company's verification and that customers should perform independent verification testing.

      All materials vendors are being surveyed for their ability to provide materials and to continue their operations beyond the date change. Vendors receive a questionnaire which is evaluated to determine if further action should be taken by the Company. The company presently believes that all of its materials and services vendors will be able to operate and supply materials beyond the date change.

      Internal systems generally include planning and tracking systems developed using software packages supplied by third parties. All essential systems are being tested to insure that they operate and calculate correctly beyond the date change.

      The total cost of the preparation and implementation of the verification program and corrective actions is estimated to be less than $100,000 and is being funded through operating cash flow. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent redeployment of existing technical and personnel resources.

      Although there are presently no known year 2000 events which would have an impact on the Company's ability to continue its current operations, there are unknown factors, such as loss of utility supplies or banking problems, which could have a broad impact on the Company and its customers. The Company currently does not believe it practical to develop contingency plans related to these risks.

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

Item 3.           Defaults Upon Senior Securities - N/A

Item 4.           Submission of Matters to a Vote of Security Holders - N/A

Item 5.           Other Information - N/A

Item 6.           Exhibits and Reports on Form 8-K

                       (a)   Exhibits.
                                  10.5 Assignment of Intellectual Property, Transfer of Rights and Asset Purchase Agreement
                                  27.0      Financial Data Schedule

                       (b)   Reports on Form 8-K.
                                  None.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SIERRA MONITOR CORPORATION
                                              ----------------------------------
                                              Registrant

Date:        May 13, 1998              By:      /s/ Gordon R. Arnold
                                              ----------------------------------
                                              Gordon R. Arnold
                                              President
                                              Chief Financial Officer