Form 10QSB
period 1999-06-30
SIERRA MONITOR CORP /CA/
filed 1999-08-11
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended June 30, 1999.
                                          -------------
                                       or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the Transition period from       to
                                          -----    ------

                          Commission file number 0-7441

                           SIERRA MONITOR CORPORATION
        (Exact name of small business issuer as specified in its charter)


             California                           95-2481914
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

The number of shares of the issuer's common stock outstanding, as of August 7, 1999 was: 10,967,588

Transitional Small Business Disclosure Format: Yes    ; No  x
                                                  ----     ----

                                    PART I: FINANCIAL INFORMATION


                                    ITEM 1. FINANCIAL STATEMENTS

                                     SIERRA MONITOR CORPORATION

                                           Balance Sheets

                                             (Unaudited)
                                                                       June 30,        December 31,
                                Assets                                   1999              1998
                                                                     -----------       -----------
Current assets
        Cash and cash equivalents                                    $   282,940           393,667
        Short-term investments                                              --             245,522
        Trade receivables, less allowance for doubtful accounts          976,545         1,123,073
           of $130,026 in 1999 and $125,488 in 1998
        Notes receivable                                                  31,107            35,002
        Inventories                                                    1,008,955           945,189
        Prepaid expenses                                                 126,617            94,107
        Deferred income taxes                                            205,372           179,636
                                                                     -----------       -----------
                            Total current assets                       2,631,536         3,016,196
Property and equipment, net                                              223,757           232,600
Deferred income taxes                                                    113,216           113,635
Other assets                                                             465,600           345,776
                                                                     -----------       -----------
                                                                     $ 3,434,109         3,708,207
                                                                     ===========       ===========

                   Liabilities and Shareholders' Equity
Current liabilities
        Accounts payable                                             $   274,410           295,274
        Accrued expenses                                                 315,845           281,426
        Other current liabilities                                         26,018            56,522
        Income taxes payable                                                --             105,052
                                                                     -----------       -----------
                            Total current liabilities                    616,273           738,274
                                                                     -----------       -----------
Shareholders' equity
        Common stock                                                   3,159,944         3,159,944
        Accumulated deficit                                             (295,255)         (136,771)
        Notes receivable from shareholders                               (46,853)          (53,240)
                                                                     -----------       -----------
                            Total shareholders' equity                 2,817,836         2,969,933
                                                                     -----------       -----------
                                                                     $ 3,434,109         3,708,207
                                                                     ===========       ===========

See the accompanying notes to the financial statements.

                                              SIERRA MONITOR CORPORATION

                                               Statements of Operations

                                                      (Unaudited)


                                                       Three months ended June 30,           Six months ended June 30,
                                                         1999               1998              1999               1998
                                                    ------------       ------------      ------------       ------------
Net sales                                           $  1,511,452          2,064,115         3,170,740          3,597,539

Cost of goods sold                                       589,719            967,336         1,222,793          1,536,312
                                                    ------------       ------------      ------------       ------------

        Gross profit                                     921,733          1,096,779         1,947,947          2,061,227
                                                    ------------       ------------      ------------       ------------

Operating expenses
    Research and development                             188,971            165,498           403,279            289,831
    Selling and marketing                                565,666            494,119         1,139,101            946,505
    General and administrative                           311,287            283,134           620,687            556,336
                                                    ------------       ------------      ------------       ------------
                                                       1,065,924            942,751         2,163,069          1,792,672
                                                    ------------       ------------      ------------       ------------
        Income (loss) from operations                   (144,191)           154,028          (215,122)           268,555

Other income                                                --                 --                  34             38,349
Interest income                                            3,820              5,350            12,613             15,894
                                                    ------------       ------------      ------------       ------------

        Income (loss) before income taxes               (140,371)           159,378          (202,473)           322,798

Income tax (benefit) expense                             (43,989)            49,407           (43,989)           100,067
                                                    ------------       ------------      ------------       ------------

        Net income (loss)                           $    (96,382)           109,971          (158,484)           222,731
                                                    ============       ============      ============       ============

Net income (loss) per share - basic                 $      (0.01)              0.01             (0.01)              0.02
Net income (loss) per share - diluted               $      (0.01)              0.01             (0.01)              0.02
                                                    ============       ============      ============       ============

Weighted average number of shares used in per
share computations
                                        Basic:        10,967,588         10,566,263        10,967,588         10,566,263
                                      Diluted:        10,967,588         11,169,202        10,967,588         11,015,498
                                                    ============       ============      ============       ============

See the accompanying notes to the financial statements.

                                              SIERRA MONITOR CORPORATION

                                               Statements of Cash Flows

                                                      (Unaudited)

                                                                Three months ended               Six months ended
                                                                     June 30,                        June 30
                                                               1999            1998            1999            1998
                                                            ---------       ---------       ---------       ---------
Cash flows from operating activities:
  Net income (loss)                                         $ (96,382)        109,971        (158,484)        222,731
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Depreciation & amortization                            68,461          33,777         125,890          56,173
        Allowance for doubtful accounts                         2,288             641           4,538           4,206
        Deferred income taxes                                 (25,317)           --           (25,317)           --
        Changes in items affecting operations:
          Trade receivables and note receivables              142,538        (132,107)        145,885        (324,882)
          Inventories                                         (46,220)         92,356         (63,766)       (145,859)
          Prepaid expenses                                    (37,769)        (52,824)        (32,510)        (93,892)
          Accounts payable                                    (68,015)        (14,035)        (20,864)        245,866
          Accrued compensation expenses                        11,006          49,666          34,419          39,581
          Other current liabilities                           (57,174)          6,682         (30,504)         16,023
          Income taxes payable                                   --            49,407        (105,052)         56,212
                                                            ---------       ---------       ---------       ---------
              Net cash provided by (used in)
                operating activities                         (106,584)        143,534        (125,765)         76,159
                                                            ---------       ---------       ---------       ---------
Cash flows from investing activities:
  Capital expenditures                                        (22,376)       (129,554)        (64,753)       (164,292)
  Short term investments                                       24,066            --           245,522            --
  Acquisition of business assets                                 --              --          (171,828)           --
  Other assets                                                 (2,205)             20            (290)         (4,903)
                                                            ---------       ---------       ---------       ---------
              Net cash provided by (used in)
                investing activities                             (515)       (129,534)          8,651        (169,195)
                                                            ---------       ---------       ---------       ---------
Cash flows from financing activities:
  Repayment of bank borrowings                               (100,000)           --              --              --
  Repayment of shareholder notes receivable                     2,972           1,358           6,387           2,920
                                                            ---------       ---------       ---------       ---------
              Net cash provided by (used in)
                financing activities                          (97,028)          1,358           6,387           2,920
                                                            ---------       ---------       ---------       ---------
Net increase (decrease) in
  cash and cash equivalents                                  (204,127)         15,358        (110,727)        (90,116)

Cash and cash equivalents at beginning of period              487,067         192,011         393,667         297,485
                                                            ---------       ---------       ---------       ---------

Cash and cash equivalents at end of period                  $ 282,940         207,369         282,940         207,369
                                                            =========       =========       =========       =========

See the accompanying notes to the financial statements.

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                                  June 30, 1999

Basis of Presentation

      The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 which was filed March 30, 1999. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of June 30, 1999 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

      There have been no changes in accounting policies used by the Company during the quarter ended June 30, 1999.

Summary of Business

      Sierra Monitor Corporation ("SMC" or the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places. In addition to gas monitoring systems, the Company also manufactures microprocessor based systems used to monitor and control environmental conditions in small, remote, structures used for cellular and hard wire telephone equipment. The Company also manufactures a product known as a Communications Bridge. The Communications Bridge enables electronic control systems to communicate with each other, generally over Ethernet, even when the systems use non-compatible data storage and transfer protocols.

      Products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, telecommunications companies, building control systems, parking garages and landfill rehabilitation projects.

Inventories

A summary of inventories follows:
                                            June 30,            December 31,
                                             1999                   1998
                                             ----                   ----
            Raw materials                $   394,721             $ 348,032
            Work-in-process                  381,492               411,846
            Finished goods                   232,742               185,311
                                         -----------             ---------
                                         $ 1,008,955             $ 945,189
                                         ===========             =========

Net Income (loss) per share

      In accordance with SFAS No. 128, Earnings Per Share, basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings / (loss) were made for purposes of per share calculations. The Company has reported a net loss for both the three month period ended June 30, 1999 and the six month period ended June 30, 1999. As a result 97,656 and 101,040 shares have been excluded from the calculation of diluted loss per share for the three month period ended June 30, 1999 and the six month period ended June 30, 1999, respectively. The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six month periods ending
June 30, 1999 and 1998, respectively:


                                                           3 months         6 months        3 months           6 months
                                                             ended            ended           ended              ended
                                                            6/30/99          6/30/99         6/30/98            6/30/98
Basic EPS - weighted-average number of
    common shares outstanding                             10,967,588       10,967,588      10,566,263         10,566,263

Dilutive stock options                                           --               --          602,939            449,235
                                                     ----------------- ---------------- ----------------- ----------------

Diluted EPS - dilutive potential common shares            10,967,588       10,967,588      11,169,202         11,015,498
                                                     ================= ================ ================= ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the three months ended June 30, 1999, Sierra Monitor Corporation (the "Company") reported net sales of $1,511,452 compared to $2,064,115 for the three months ended June 30, 1998. For the six-month period ended June 30, 1999, net sales were $3,170,740 compared with $3,597,539 in the prior year six-month period. During the three month period ended June 30, 1998 a single order for gas sensor modules to an international customer accounted for approximately 22% of sales. In the same period in 1999 there were no similar orders, resulting in a significant decrease in net sales. Additionally, sales of other gas detection systems were 13% lower in the first six months of 1999, compared to the same period in 1998, primarily due to lower sales to the Navy. Sales of Environment Controllers used by telephone companies and sales of the Company's new Communications Bridge both increased during the three month and six month periods in 1999 offsetting some of the decline in sales of gas detection systems.

      The Company continues sales and marketing activities aimed at improving sales of gas detection products while capitalizing on the increasing momentum of sales of the newer products.

      Gross profit of $921,733 for the three-month period ended June 30, 1999 was 61% of sales compared to $1,096,779, or 53% of sales, in the same period in the previous year. The gross profit for the six-month period ended June 30, 1999 was $1,947,947, or 61% of sales, compared to $2,061,227, or 57% of sales, in the same period in the previous year. The gross margin for the three and six month periods in the two periods in 1999 are consistent with historical levels. The gross margin for the three-month period ended June 30, 1998 was substantially lower than historical levels primarily due to a discount applied to the large international order described above.

      Expenses for research and development, which include new product development and engineering to sustain existing products, were $188,971, or 12.5% of sales, for the three-month period ending June 30, 1999 compared to $165,498, or 8.0% of sales, in the comparable period in 1998. In the six-month periods ending June 30, 1999 and June 30, 1998, research and development expenses were $403,279, or 12.7% of sales, and $289,831, or 8.1% of sales, respectively. The higher research and development expenses were undertaken to continue development of products and product options identified as key to the Company's future sales growth. The new products, completed in the first three months of 1999, included a master controller known as the Sentry Commander, and specialized gas sensors for use in the semiconductor industry. The product options are primarily software programs known as Protocol Drivers. Protocol Drivers are software programs which enable the Company's Communications Bridge to share data between instruments which communicate using non-compatible protocols. The Company intends to continue development of an extensive library of Protocol Drivers and therefore expects engineering expenses to remain, at least, at their current levels. Engineering expenses also include amortization of assets purchased in two previously reported transactions completed since June 1998. Amortization, and other depreciation expenses, increased by approximately $46,000 in the first six months of 1999 compared to the first six months of 1998.

      Selling and marketing expenses for the three-month period ended June 30, 1999 were $565,666, or 37.4% of sales, compared to $494,119, or 24% of sales, in the comparable period in the prior year. For the six-month periods ending June 30, 1999 and June 30, 1998, selling and marketing expenses were $1,139,101, or 35.9% of sales, and $946,505, or 26% of sales, respectively. The increase in selling costs is, in part, due to the addition, since June 1998, of two sales professionals to allow focused selling efforts in the telephone industry. Commissions paid to independent sales representatives were also higher in both periods in 1999. Commissions, as a percentage of sales, vary periodically based on product mix, level of discounting and channels of distribution.

      General and administrative expenses were $311,287, or 20.6% of sales, for the three-month period ended June 30, 1999 compared to $283,134, or 14% percent of sales, in the three-month period ended June 30, 1998. For the six month periods ending June 30, 1999 and June 30, 1998, general and administrative expenses were $620,687, or 19.6% of sales, and $556,336, or 15.5% of sales, respectively. Increases in salary and benefit expenses contributed to the higher general and administrative expenses.

      Net loss, after interest and income tax benefit, for the three months ended June 30, 1999 was $96,382, compared with net income, after interest and provision for income taxes, of $109,971 in the three months ended June 30, 1998. Net loss, after interest and income tax benefit, for the six-month period ended June 30, 1999 was $158,484 compared with net income of $222,731 in the same period in the prior year. The losses in both periods of 1999 are due to the combination of lower sales, the effect of which was partially offset by higher gross margins, combined with higher fixed expenses for research and development and selling activities. In the first half of 1998 the Company had experienced a significant increase in net sales without substantial offsetting increases in fixed expenses. Subsequent additions of new employees, resulting in higher expenses in the first half of 1999, were directed toward generating future increases in sales which have not yet been fully realized.

      On February 1, 1999 the Company acquired specified assets of Montech Holdings Inc., ("Montech") a Florida corporation. The acquired assets include certain know how, manufacturing designs, customer lists and related documentation related to a product originally known as the MC-25 Environment Controller. The MC-25 has been assimilated into the Company's existing line of Environmental Controllers, which are sold for telephone company applications, as the Model 2460. Montech and Sierra Monitor served generally the same customer base. Under the agreement Montech has agreed not to compete for a period of three years. On the effective date, February 1, 1999, two employees of Montech became employees of the Company. The total cost of the acquisition, including consideration paid to Montech and related expenses, was $171,828, all of which had been paid by June 30, 1999.

      Subsequent to the Montech transaction the Company began assembling the Model 2460 in a rented manufacturing facility in Ft. Myers, Florida. The Company is in the process of leasing a three thousand square foot manufacturing facility and intends to move Model 2460 and other selected assembly operations into that facility upon its occupation in August 1999. At present, the expense of Ft. Myers operations exceeds the gross profit generated by sales of Model 2460 and therefore contributes to the net loss reported for the year to date period. Since acquiring the assets, the Company has been taking action to increase total sales of Model 2460 and to decrease costs of critical components used in its manufacture.

Liquidity and Capital Resources

      During the six month period ended June 30, 1999, the Company's working capital decreased by $262,659 from December 31, 1998. The decrease in working capital is primarily due to the acquisition of assets of Montech as described above, and is also due to the net loss. At June 30, 1999, cash and cash equivalents totaled $282,940.

      The Company currently has no current or long term balance due on its line of credit with its commercial bank. The Company believes that its current capital resources, which include cash, accounts receivable and the line of credit are sufficient to support existing and anticipated levels of business for at least the next twelve months.

Year 2000 Planning

      Management implemented an enterprise-wide program in 1997 to prepare for the year 2000 "date change". The program includes verification of the Company's Information Technology (IT) systems, all microprocessor based products, vendor capabilities and various internal systems.

       The IT system was replaced in September 1998. Because the replacement of the Company's IT system was a planned event, and was not accelerated, the Company is not considering that cost as a separate year 2000 expense. The cost of validation of the year 2000 compliance of the new IT system, was a year 2000 expense.

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

      The total cost of the preparation and implementation of the verification program and corrective actions, most of which are now substantially complete, is estimated to be less than $100,000 and has been funded through operating cash flow. A significant proportion of these costs were not incremental costs to the Company, but rather represented redeployment of existing technical and personnel resources. The costs of any remaining corrective actions is estimated to be less than $5,000 which will, likewise, be funded through operating cash flows.

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

Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Shareholders was held on May 11 1999. At the meeting the following directors were elected:

                                                Number of Common Shares Voted
                                                -----------------------------

           Directors                             For                 Withheld
           ---------                             ---                 --------

           Gordon R. Arnold                   7,524,268                  0

           C. Richard Kramlich                7,524,268                  0

           Jay T. Last                        7,524,268                  0

           Robert C. Marshall                 7,524,268                  0

           In addition, the shareholders approved the following proposal:
                                                                Number of Common Shares Voted
                                                                -----------------------------

           Proposal                                             For         Against       Abstain
           --------                                             ---         -------       -------

           Ratify the appointment of KPMG LLP as the         7,524,268         0             0
           Company's  independent public accountants
           for the fiscal year ending December 31, 1999

           There were no broker non-votes for any of the proposals.

Item 5.    Other Information - N/A

Item 6.    Exhibits and Reports on Form 8-K

           a.     Exhibits.

                      27.0 Financial Data Schedule

           b. Reports on Form 8-K.

                      None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SIERRA MONITOR CORPORATION

                                                Registrant

Date:      August  11, 1999               By:   /s/ Gordon R. Arnold
                                               ---------------------------------
                                                Gordon R. Arnold

                                                President

                                                Chief Financial Officer