Form 10QSB
period 1999-09-30
SIERRA MONITOR CORP /CA/
filed 1999-11-15
CIK 100625

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 1999.

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

Yes __x__ No _____

The number of shares of the issuer's common stock outstanding, as of September 30, 1999 was: 10,967,588.

Transitional Small Business Disclosure Format: Yes____ No __ X ___

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                     SIERRA MONITOR CORPORATION

                                                           Balance Sheets
                                                             (Unaudited)

                                                                                                September 30,           December 31,
                                Assets                                                               1999                  1998
                                                                                                 -----------            -----------
Current assets
        Cash and cash equivalents                                                                $   178,201                393,667
        Short-term investments                                                                          --                  245,522
        Trade receivables, less allowance for doubtful accounts                                    1,329,328              1,123,073
           of $133,236 in 1999 and $125,488 in 1998
        Notes receivable                                                                              28,956                 35,002
        Inventories                                                                                1,108,463                945,189
        Prepaid expenses                                                                             122,838                 94,107
        Deferred income taxes                                                                        205,372                179,636
                                                                                                 -----------            -----------
                            Total current assets                                                   2,973,158              3,016,196
Property and equipment, net                                                                          206,204                232,600
Deferred income taxes                                                                                113,216                113,635
Other assets                                                                                         435,792                345,776
                                                                                                 -----------            -----------
                                                                                                 $ 3,728,370              3,708,207
                                                                                                 ===========            ===========

               Liabilities and Shareholders' Equity
Current liabilities
        Accounts payable                                                                         $   551,601                295,274
        Accrued expenses                                                                             301,814                281,426
        Other current liabilities                                                                     30,766                 56,522
        Income taxes payable                                                                            --                  105,052
                                                                                                 -----------            -----------
                            Total current liabilities                                                884,181                738,274
                                                                                                 -----------            -----------
Shareholders' equity

        Common stock                                                                               3,159,944              3,159,944
        Accumulated deficit                                                                         (272,420)              (136,771)
        Notes receivable from shareholders                                                           (43,335)               (53,240)
                                                                                                 -----------            -----------
                            Total shareholders' equity                                             2,844,189              2,969,933
                                                                                                 -----------            -----------
                                                                                                 $ 3,728,370              3,708,207
                                                                                                 ===========            ===========

See the accompanying notes to the financial statements.

                                                                                                                        Page 2 of 10


                                                     SIERRA MONITOR CORPORATION

                                                      Statements of Operations
                                                             (Unaudited)

                                                                       Three months ended                   Nine months ended
                                                                           September 30,                       September 30,
                                                                      1999              1998              1999               1998
                                                                  -----------       -----------       -----------        -----------
Net sales                                                         $ 1,814,432         1,732,956         4,985,171          5,330,495

Cost of goods sold                                                    718,637           655,452         1,941,429          2,191,764
                                                                  -----------       -----------        ----------         ----------

        Gross profit                                                1,095,795         1,077,504         3,043,742          3,138,731
                                                                  -----------       -----------        ----------         ----------

Operating expenses

    Research and development                                          188,508           187,117           591,788            476,948
    Selling and marketing                                             565,888           525,859         1,704,989          1,472,365
    General and administrative                                        321,205           260,351           941,892            816,687
                                                                  -----------       -----------        ----------         ----------
                                                                    1,075,601           973,327         3,238,669          2,766,000
                                                                  -----------       -----------        ----------         ----------
        Income (loss) from operations                                  20,194           104,177          (194,927)           372,731

Other Income                                                             --                --                --               38,349
Interest income                                                         2,641            10,209            15,289             26,103
                                                                  -----------       -----------        ----------         ----------

        Income (loss) before income taxes                              22,835           114,386          (179,638)           437,183

Income tax expense (benefit)                                             --              35,459           (43,989)           135,526
                                                                  -----------       -----------        ----------         ----------

        Net income (loss)                                         $    22,835            78,927          (135,649)           301,657
                                                                  ===========       ===========       ===========        ===========

Net income (loss) per share - basic                               $      0.00              0.01             (0.01)              0.03
Net income (loss) per share - diluted                             $      0.00              0.01             (0.01)              0.03
                                                                  ===========       ===========       ===========        ===========
Weighted average number of shares
used in per share computations

                                                        Basic:     10,967,588        10,690,038        10,967,588         10,700,038
                                                      Diluted:     10,025,745        11,124,810        10,976,588         11,099,772
                                                                  ===========       ===========       ===========        ===========

See the accompanying notes to the financial statements.

                                                                                                                        Page 3 of 10


                                                     SIERRA MONITOR CORPORATION

                                                      Statements of Cash Flows
                                                             (Unaudited)

                                                                          Three months ended                 Nine months ended
                                                                              September 30,                      September 30
                                                                          1999            1998             1999              1998
                                                                       ---------        ---------        ---------        ---------
Cash flows from operating activities:
  Net income (loss)                                                    $  22,835           78,927         (135,649)         301,657
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Depreciation & amortization                                       63,380           40,253          189,269           96,427
        Allowance for doubtful accounts                                    3,210           (2,938)           7,748            1,268
        Deferred income taxes                                               --               --            (25,317)            --
        Changes in operating assets and liabilities:
          Trade receivables and notes receivable                        (353,842)          52,125         (207,957)        (272,757)
          Inventories                                                    (99,509)         (46,635)        (163,274)        (192,494)
          Prepaid expenses                                                 3,779          122,763          (28,731)          28,871
          Accounts payable                                               277,191          (38,331)         256,327          207,536
          Accrued expenses                                               (14,031)         (12,634)          20,388           26,947
          Other current liabilities                                        4,748          (12,354)         (25,756)           3,669
          Income taxes payable                                              --             35,747         (105,052)          91,958
                                                                       ---------        ---------        ---------        ---------
              Net cash provided (used in) by
                operating activities                                     (92,239)         216,923         (218,004)         293,082
                                                                       ---------        ---------        ---------        ---------
Cash flows from investing activities:
  Capital expenditures                                                   (15,519)        (160,071)         (80,252)        (324,363)
  Short term investments                                                    --                 (4)         245,522           (4,607)
  Acquisition of business assets                                            --               --           (171,282)            --
  Other assets                                                              (500)            (457)            (789)            (757)
                                                                       ---------        ---------        ---------        ---------
              Net cash used in investing activities                      (16,019)        (160,532)          (7,367)        (329,727)
                                                                       ---------        ---------        ---------        ---------
Cash flows from financing activities:
 Repayment of shareholder notes receivable                                 3,519            3,343            9,905            6,262
                                                                       ---------        ---------        ---------        ---------
              Net cash provided by financing activities                    3,519            3,343            9,905            6,262
                                                                       ---------        ---------        ---------        ---------
Net increase (decrease) in
  cash and cash equivalents                                             (104,739)          59,734         (215,466)         (30,383)
Cash and cash equivalents at beginning of period                         282,940          207,369          393,667          297,485
                                                                       ---------        ---------        ---------        ---------
Cash and cash equivalents at end of period                             $ 178,201          267,103          178,201          267,103
                                                                       =========        =========        =========        =========
Supplemental disclosure of cash flow information:
        Cash paid during the period - income taxes                     $    --               --            122,488           27,737

See the accompanying notes to the financial statements

                                                                                                                        Page 4 of 10

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                               September 30, 1999

Basis of Presentation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 which was filed March 30, 1999. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of September 30, 1999 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended September 30, 1999.

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

      Products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, telecommunications companies, building control systems integrators, parking garages and landfill rehabilitation projects.

Inventories

A summary of inventories follows:

                                          September 30,          December 31,
                                             1999                   1998
                                         -----------             ---------
                  Raw materials            $ 417,224             $ 348,032
                  Work-in-process            468,801               411,846
                  Finished goods             222,438               185,311
                                         -----------             ---------
                                         $ 1,108,463             $ 945,189
                                         ===========             =========

Net Income (Loss) per share

      In accordance with SFAS No. 128, Earnings Per Share, basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings / (loss) were made for purposes of per share calculations. The Company has reported a net loss for the nine month period ended September 30, 1999. As a result 97,656 and 101,040 shares have been excluded from the calculation of diluted loss per share for the three month period ended June 30, 1999 and the six month period ended
June 30, 1999, respectively. The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the nine month period ending September 30, 1999 and 1998, respectively:

                                                      3 months ended    9 months ended    3 months ended    9 months ended
                                                         9/30/99           9/30/99          9/30/98           9/30/98

Basic EPS - weighted-average number of common
    shares outstanding                                    10,967,588       10,967,588      10,690,038        10,700,038

Dilutive stock options                                        57,887               -          434,772           399,734
                                                     ----------------- ---------------- ----------------- -----------------

Diluted EPS - dilutive potential common shares            11,025,745      10,967,588       11,124,810        11,099,772
                                                     ================= ================ ================= ==================

      For the three month period ended September 30, 1999 options to purchase 300,000 shares of common stock were outstanding but not included in the computation of diluted EPS because the option exercise price was greater than the average market price of common shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the three months ended September 30, 1999, Sierra Monitor Corporation (the "Company") reported net sales of $1,814,432 compared to $1,732,956 for the three months ended September 30, 1998. For the nine-month period ended September 30, 1999, net sales were $4,985,171 compared with $5,330,495 in the prior year nine-month period. The results for the third quarter of 1999 represent a 5% increase from the same period in the prior year. The increase is primarily due to an increase in sales of microprocessor based environment controllers to telephone company applications. The increase in sales of environment controllers more than offset slower sales of the Company's gas monitoring systems. The lower sales for the nine month year to date period, compared to the prior year is due to lower sales of gas monitoring systems and lower sales of spare parts to the
U. S. Navy.

      Gross profit of $1,095,795 for the three-month period ended September 30, 1999 was 60% of sales compared to $1,077,504 or 62% of sales, in the same period in the previous year. The gross profit for the nine-month period ended September 30, 1999 was $3,043,742 or 61% of sales, compared to $3,138,731 or 59% of sales, in the same period in the previous year. The gross margin for the three and nine month periods in 1999 are consistent with historical levels. The gross margin for the nine month period in the 1998 was lower than historical levels primarily due to a discount applied to a single large international order shipped in the second quarter of that year.

      Expenses for research and development, which include new product development and engineering to sustain existing products, were $188,508 or 10% of sales, for the three-month period ending September 30, 1999 compared to $187,117, or 11% of sales, in the comparable period in 1998. In the nine-month periods ending September 30, 1999 and September 30, 1998, research and development expenses were $591,788 or 12% of sales, and $476,948, or 9% of sales, respectively. The Company intends to continue development of an extensive library of software products known as Protocol Drivers which are sold in conjunction with the hardware product known as the Communications Bridge. Due to the demand for new drivers and the cost of their development, the Company has begun a program to charge customers for some of the cost of the development. Fees paid for the development will offset some of the Company's current respective engineering costs.

       Selling and marketing expenses for the three-month period ended September 30, 1999 were $565,888 or 31% of sales, compared to $525,859, or 30% of sales, in the comparable period in the prior year. For the nine-month periods ending September 30, 1999 and September 30, 1998, selling and marketing expenses were $1,704,989 or 34% of sales, and $1,472,365, or 28% of sales, respectively. The increase in selling costs in the current nine month period is, in part, due to the addition, since June 1998, of two sales professionals to allow focused selling efforts in the telephone industry. Commissions paid to independent sales representatives were also higher in both periods in 1999. Commissions, as a percentage of sales, vary periodically based on product mix, level of discounting and channels of distribution.

      General and administrative expenses increased to $321,205 or 18% of sales, for the three-month period ended September 30, 1999 from $260,351, or 15% of sales, in the three-month period ended September 30, 1998. General and administrative expenses increased to $941,892 or 19% of sales, for the nine-month period ended September 30, 1999 from $816,687, or 15% of sales, in the nine-month period ended September 30, 1998. Increases in salary and benefit expenses contributed to the higher general and administrative expenses.

      Net income, after interest and provision for income taxes, for the three months ended September 30, 1999 was $22,835 or 1% of net sales, compared with $78,927, or 5% of net sales, in the three months ended September 30, 1998. Net loss for the nine-month period ended September 30, 1999 was $135,649 or 3% of net sales, compared with net income of $301,657, or 6% of net sales, in the same period in the prior year. The lower net income in the third quarter of 1999 compared with the same period in 1998 is due, primarily, to higher fixed costs including certain selling and marketing and administrative expenses. The net loss in the nine month period, compared with a net profit in the same period in the previous year is due to lower sales levels combined with higher fixed expenses. In the first half of 1998 the Company had experienced a significant increase in net sales without substantial offsetting increases in fixed expenses. Subsequent additions of new employees, resulting in higher expenses in the nine months of 1999, were directed toward efforts to generate future increases in sales. The increase in sales in the third quarter of 1999, compared with the same period of 1998 is partially a result of those actions.

      In August 1999, the Company occupied a newly renovated three thousand square foot leased office and manufacturing facility located in Ft. Myers, Florida under a three year lease. The Company had previously occupied a smaller facility under a month to month lease. All interior improvements to the new facility were paid by the owner and all costs of the relocation were expensed in the third quarter. This manufacturing facility is presently underutilized and will provide the company with future additional factory capacity for the manufacture of products for telephone company market.

Liquidity and Capital Resources

      During the period ended September 30, 1999, the Company's working capital decreased by $188,945 from December 31, 1998. At September 30, 1999 cash and cash equivalents and short-term investments, totaled $178,201 compared to $639,189 at December 31, 1998. Net trade accounts receivable have increased
$206,255 since the beginning of the year, and inventories have increased $163,274. Working capital also decreased due to the previously reported acquisition of specified assets of Montech Holdings Inc. for $171,828 completed in the first half of 1999 and due to other capital equipment purchases.

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

       The Company's entire IT system was replaced in September 1998. Because the replacement of the Company's IT system was a planned event, and was not accelerated, the Company is not considering that cost as a separate year 2000 expense. The cost of validation of the year 2000 compliance of the new IT system, was a year 2000 expense.

      Microprocessor based products manufactured by the Company have been tested for operation through the data change period. Also, clock chips and related circuits have been verified by design engineering. As a result of testing, the Company anticipates that none of its products will cause a year 2000 problem for users. Since the Company's products are frequently employed as components in larger monitoring and control systems it is not possible for the Company to test customer systems for compatibility. The Company has advised its customers that system level testing is beyond the scope of the Company's verification and that customers should perform independent verification testing.

      All materials vendors have been surveyed for their ability to provide materials and to continue their operations beyond the date change. Vendors received a questionnaire which was evaluated to determine if further action should be taken by the Company. The Company presently believes that all of its materials and services vendors will be able to operate and supply materials beyond the date change.

      Internal systems generally include planning and tracking systems developed using software packages supplied by third parties. All essential systems have been tested to insure that they operate and calculate correctly beyond the date change.

      The total cost of the preparation and implementation of the verification program and corrective actions, all of which are now substantially complete, is estimated to be less than $100,000 and has been funded through the Company's operating cash flow. A significant portion of these costs were not incremental costs to the Company, but rather represented redeployment of existing technical and personnel resources. The costs of any remaining corrective actions is estimated to be less than $5,000 which will, likewise, be funded through operating cash flows.

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

                                             SIERRA MONITOR CORPORATION

                                             Registrant

Date:      November 12, 1999        By:      /S/ GORDON R. ARNOLD
                                           -------------------------------------
                                                 Gordon R. Arnold
                                                 President
                                                 Chief Financial Officer