Form 10KSB
period 1999-12-31
SIERRA MONITOR CORP /CA/
filed 2000-03-30
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999.

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
           ______________
           Commission file number 0-7441

              ---------------------------------------------------

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

              ---------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

              ---------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 1999 were $6,759,192. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2000 was approximately $4,569,778 based upon the last reported sale, which occurred on March 7, 2000. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 2000 was 10,967,588.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11 & 12 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the Registrant's Information Statement for the Annual Shareholders' Meeting to be held on May 16, 2000.

Transitional Small Business Disclosure Format Yes    ; No    X
                                                 ----      ----

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

      In addition to gas detection devices, products supplied to the telecommunications industry include microprocessor based controllers which are used to manage other environmental and security conditions in remote structures such as cellular stations and fiber optic booster stations. The environmental controllers integrate various functions which would otherwise require individual controls and alarm handling. In 1999, revenue from gas detection instruments and environment controllers sold to the telecommunications industry was approximately 29% of the Company's sales.

      The Company also manufactures a line of products known as Industrial Communication Bridges (Bridges). Many industrial instruments, such as gas detection systems, programmable logic controllers and various analytical systems and sensing devices, communicate in different, non-standard, protocols. Bridges provide a means for reading and writing data into these devices using a common, standard protocol. In 1999, revenue from Bridge products was approximately 5% of the Company's sales.

      The Company maintains research and development programs to enhance existing products and to develop new products. Over the last three fiscal years, the research and development expenses, which include costs for sustaining engineering, have averaged approximately 9.7% of sales. In 1999, research and development expenses totaled $797,057 compared to $638,430 in 1998 and $423,058 in 1997.

      The Company's products are sold through a network of sales representatives supervised by regional managers. There are currently 28 authorized representatives with a total of 43 sales offices in the United States. The majority of the Company's representatives have exclusive territories and the sales agreements with each representative restricts them from representing competing lines. The Company's internal sales organization includes a Sales Manager, four Regional Sales Managers, two Product Specialists an Inside Sales Manager and support personnel. In addition to its primary factory and office facility in California, the Company maintains separate regional sales offices in California, Illinois, Pennsylvania and Texas. In connection with the acquisition of certain assets of Montech Holdings, Inc., described in Part II Item 6, in February 1999, a sales and manufacturing office was opened in Florida.

      At December 31, 1999, the Company had 44 employees, of whom 6 were in research and development; 12 were in marketing, sales and service; 4 were in general administration; and 22 were in operations and manufacturing. At that date, 37 of the Company's employees were located in Milpitas, California, 3 were located in Fort Myers, Florida, 1 was located in Temple City, California, 1 was located in Chicago, Illinois, 1 was located in Philadelphia, Pennsylvania, and 1 was located in Corpus Christi, Texas. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

      The demand for gas monitoring devices and other industrial monitoring instruments is not seasonal and there are no customers to whom sales exceed 10% of total annual sales. Within the market sector, the telecommunications industry is expected to account for up to 50% of the Company's sales and, as such, economic factors or labor problems could affect Company sales to that industry.

      The commercial order backlog for the Company's products at December 31, 1999 was $731,337 compared with $587,156 at December 31, 1998. The backlog includes orders for which the Company has not yet received engineering release from the customer. Since the Company generally ships its products within the same month that it receives a purchase order and engineering release from the customer for such products, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales.

      Representatives in foreign countries have various agreements to promote the Company's products but no formal international marketing program exists. In 1999 and 1997 sales to international customers were less than 10% of total sales. In 1998, primarily due to a single large order, sales to international customers were approximately 14% of total sales. The Company has no assets in any foreign countries.

      The gas detection and monitoring industry is highly competitive. Most of the Company's competitors have far greater financial, marketing and manufacturing resources than the Company by virtue of their relationships with larger companies as divisions or subsidiaries. The principal competitive factors in the industry are reliability, ease of use, product support, and price. The Company's products compete with systems offered by Bacharach EIT Inc., Detector Electronics Corporation, Draeger Inc., Gastech Inc., General Monitors Inc., Mine Safety Appliance Company, Seiger, Ltd., and Sensidyne Inc.

      Selected Financial Data.

      The following table sets forth the selected financial data for each of the last five fiscal periods ended December 31, 1995 through 1999:
                                                        Years Ended December 31,

                                          1999          1998         1997         1996        1995
Net sales                             $ 6,759,192   $ 6,981,122    5,130,597    5,040,177   4,773,464
Net income (loss)                     $   (77,669)  $   220,726      189,204      149,430      18,024
Net income (loss) per share -         $     (0.01)  $      0.02         0.02         0.01        0.00
basic
Net income (loss) per share -         $     (0.01)  $      0.02         0.02         0.01        0.00
diluted
Total assets                          $ 3,633,683   $ 3,708,207    3,032,488    2,924,132   2,800,251
Long term liabilities                 $        --   $        --           --           --          --
Cash distributions per                       none          none         none         none        none
common share

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

Item 2.   Description of Property.

      The Company's principal executive, administrative, manufacturing and engineering operations are located in a 15,000 square foot leased facility in Milpitas, California. This facility is occupied under a lease expiring March 31, 2001. The Company also leases a 3,000 square foot sales and manufacturing facility in Fort Myers, Florida under a lease expiring July 31, 2002. The Company has agreed to lease an additional, contiguous 2,000 square feet at the Fort Myers facility with an anticipated occupancy date of April 1, 2000. At that time, the lease will be extended to a period of three years from date of occupancy. Management considers that the current facilities are adequate for the present level of operations and that additional office and factory space is available in the immediate vicinity. The Company also leases sales offices near Los Angeles, California; Chicago, Illinois; Philadelphia, Pennsylvania; and Houston, Texas.

Item 3.   Legal Proceedings.

      To the knowledge of the Company's management, there are no legal proceedings pending to which the Company is a party or to which the Company's property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) There is not an active market for the Company's stock and the Company's stock is currently traded solely on the NASDAQ over-the-counter Bulletin Board. To the Company's knowledge, there is only infrequent trading in limited volume. The Company understands that trades in Common Stock from September 1999 to December 1999 have been effected at prices ranging from $0.25 to $1.00 per share. Because trading of the Company's stock is so infrequent, the Company is unable to provide historic price information.

      (b) As of March 15, 2000 there were approximately 349 holders of record of the Company's Common Stock.

      (c) The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain any future earning to finance operations and the further development of the Company's business and does not presently intend to disperse any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Fiscal 1999 vs. Fiscal 1998

      For the year ended December 31, 1999, the Company reported net sales of $6,759,192 compared to net sales of $6,981,122 in the prior year. Loss before income taxes was $112,430 in 1999 compared to income before income taxes of $321,467 in the previous year. Net loss in 1999 was $77,669. Net income in 1998 was $220,726.

      Sales decreased by approximately 3% compared to the prior year. Although there were no significant changes in selling prices, there were several significant changes in product mix. The level of sales of Sentry systems, the Company's primary, digital based, product group, was lower in 1999 than in 1998. Sales of Sentry systems can be influenced by release of large orders for construction projects. Few such projects were shipped in 1999 compared to the number shipped in 1998. Sales of analog based gas sensor modules returned to historical levels after a single order to an international customer had contributed to a higher level in 1998. Sales to the U.S. Navy also returned to historical levels in 1999 compared to a higher sales level in 1998. Offsetting most of the reductions of sales of gas detection products, sales of environment controllers and gas monitors for use in telephone company applications increased to approximately 29% of the Company's sales in 1999 compared to approximately 14% in 1998. In addition, sales of the Company's Communications Bridge increased from less than 1% of sales in 1998 to approximately 5% of sales in 1999.

      Gross profit as a percent of sales was 61.6% in 1999 compared to 58.8% in the prior year. In 1998, several factors contributed to lower margins than historical levels, including discounts allowed for several large orders, and an increase in the volume of sales of "buy out" products and services, which have lower margins. Buy outs are products and services which are required to be supplied by the Company as part of large projects but which are not manufactured by the Company. These include battery back up systems, specialized controllers and professional services to integrate those items into gas monitoring systems. In 1999, management took specific actions to return margins to historical levels which have been above 60% of sales. Those actions included modification of compensation plans, management review of sales discount proposals and selective price increases. There were no significant increases in manufacturing labor costs and materials costs, beyond normal inflation, which contributed to the change in gross profit.

       Research and development expenses, which include sustaining engineering for existing products, increased to $797,057 or 11.8% of net sales, in the year ended December 31, 1999 compared to $638,430, or 9.1% of sales, in the year ended December 31, 1998. The Company has continued to make significant investments in the development of an improved hardware platform and additional protocol drivers for the Communications Bridge. Protocol Drivers are software programs which enable the Bridge to share data between instruments which communicate in non-compatible protocols. The Company intends to continue development of an extensive library of Protocol Drivers.

      Selling and marketing expenses increased to $2,234,387 or 33.1% of net sales in 1999, from $2,091,145, or 30.0% of net sales, in the prior year. The changes in product mix in 1999, described above, resulted in a higher percentage of sales for which sales commissions were paid to employees and to independent representatives compared to 1998. In addition, the full year effect of the addition of a regional sales office in 1998 and an additional sales office in Florida resulted in increased salary and benefit expenses.

      General and administrative expenses increased to $1,250,414 in 1999 from $1,082,282 in 1998. The higher general and administrative expenses are the result of higher wage and salary costs due to the addition of administrative personnel in both the California and the Florida offices.

      Interest income in 1999 was $18,967 compared with interest income of $31,901 in 1998. Interest expense in 1999 was $2,884 compared with no interest expense in 1998.

       Due to the loss from operations, a 1999 income tax benefit of $34,761 was realized, compared to income tax expense in 1998 of $100,741.

Acquisition of Assets.

      On February 1, 1999 the Company acquired specified assets of Montech Holdings Inc., (Montech) a Florida Corporation. The assets acquired include certain know how, manufacturing designs, customer lists and documentation related to a product known as the MC-25 Environment Controller. The MC-25, which is now marketed as a Sierra Monitor Model 2460 Controller, is a similar product to the Company's original line of Environmental Controllers, marketed as Models 2440 and 2450, which are sold for telephone company applications. Montech and Sierra Monitor served generally the same customer base in these areas. Under the asset purchase agreement, Montech agreed not to compete for a period of three years. On the effective date, February 1, 1999, two employees of Montech became employees of the Company.

      In consideration for the acquisition of the MC-25 and related assets, the Company paid Montech $150,000 cash. In addition selected items of inventory were purchased at cost and certain office and factory equipment were purchased as used capital equipment.

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

      Sales for 1998 increased by 36.1% over the prior year. The level of sales of Sentry systems, the Company's primary, digital based, product group, was higher in 1998 than in 1997. Sales of Sentry systems can be influenced by release of large orders for construction projects. Such projects accounted for a significant portion of the increase in Sentry sales in 1998. Also, a single order for analog based gas sensor modules to an international customer accounted for approximately 6.5% of net sales. In addition to the increases in sales to commercial accounts, sales to the U.S. Navy increased due to orders for spare parts and new monitoring systems.

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

      Selling and marketing expenses increased to $2,091,145, or 30.0% of net sales, in 1998 from $1,705,671 or 33.2% of net sales, in the prior year. In 1998, sales commissions paid to employees and independent representatives increased due to the higher level of sales. In June 1998, an additional regional sales office was opened in Southern California resulting in additional salary costs and other related expenses. There were no other significant changes in selling and marketing expenses in 1998 compared to 1997.

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

Liquidity and Capital Resources.

      The Company's working capital at December 31, 1999, was $2,189,339 which was essentially unchanged from $2,277,922 at December 31, 1998.

      Inventory levels increased 28% during 1999 following an 18.5% increase in the prior year. The increases are due, in part, to an increase in the number of manufactured products offered by the Company.

The increased number also includes the acquired products known as the Communications Bridge and the Model 2460. Inventory on hand was $1,166,648 at December 31, 1999. Inventories are maintained at high levels, relative to conventional manufacturing norms, to insure the Company's ability to provide quick delivery of customer orders. The Company believes that its ability to deliver product with short lead times provides a competitive advantage.

      The Company had no long term liabilities and no bank borrowings at December 31, 1999.

      The Company maintains a $250,000 line of credit, secured by accounts receivable, with its commercial bank. At December 31, 1999 there were no outstanding borrowings against the line of credit. The Company currently anticipates that it will be renewed on similar terms upon its expiration in June 2000.

      At December 31, 1999 the balance sheet reflected $606,939 of cash and $801,593 of net accounts receivable. At December 31, 1998, total cash, cash equivalents and short term investments were $639,189 and net accounts receivable were $1,123,073. The reduction in cash and net receivables is due, primarily, to the use of cash for the acquisition described above, and for the increase in inventories. Management believes that its present resources, including cash, bank line of credit and accounts receivable, are sufficient to fund its anticipated level of operations through at least January 1, 2001.

Year 2000 Preparation and Results.

      As a result of its planning and preparation, the Company experienced no adverse impact of the year 2000 roll-over. The Company does not anticipate any further expense related to this event.

Recent Accounting Pronouncements.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133, as amended, in fiscal 2001.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance With Section 16(a) of the Exchange Act.

      The  following  table sets forth certain  information  with respect to the directors and executive  officers of the Company as of December 31, 1999,  based upon information furnished by such persons:
                                                                                                      Director or
Name                         Principal Occupation or Employment                             Age      Officer Since
----                         ----------------------------------                             ---      -------------
Gordon R. Arnold             Director of the Company;                                       54            1984
                             President,  Chief Executive Officer and Secretary

Michael C. Farr              Vice President of Operations                                   42            1986

Stephen R. Ferree            Vice President of Marketing                                    52            1992

Edward K. Hague              Vice President of Engineering                                  38            1997

C. Richard Kramlich          Director of the Company;                                       64            1980
                             General Partner of New Enterprise Associates
                             a venture capital firm.

Jay T. Last                  Director of the Company;                                       70            1977
                             President, Hillcrest Press (Publisher), and
                             business and technical consultant.

Robert C. Marshall           Director of the Company;                                       68            1998
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

      Stephen R. Ferree joined the Company as Marketing Manager in January 1990. He became Vice President, Marketing in May, 1992.

      Edward K. Hague joined the Company as Engineering Manager in July, 1997. He became Vice President, Engineering, in October 1997. Mr. Hague has consulted in the field of industrial communications for more than 10 years, initially consulting to Intellution, Inc., a leading process control software company, then to various companies, working on communication architecture design for IBM, Marin Municipal Water District, U.S. Postal Service, PG&E, Boeing and the U.S. Navy.

      With respect to the other information required by this item, the sections entitled "Election of Directors - Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 16, 2000 and to be filed with the SEC within 120 days of December 31, 1999 are incorporated by reference herein.

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

Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

      (a) Financial Statements and Schedule. The following documents are filed as part of this report:

              Independent Auditors' Report.

              Financial Statements and Schedules:

                  Balance Sheets at December 31, 1999 and 1998.

                  Statements of Operations for the years ended December 31, 1999, 1998, and 1997.

                  Statements  of  Shareholders'   Equity  for  the  years  ended
                  December 31, 1999, 1998, and 1997.

                  Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

                  Notes to Financial Statements.

                  Schedule II - Valuation and Qualifying Accounts.

              All schedules omitted are not applicable, not required or the required information is included in the financial statements or notes thereto.

      (b)     Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1999.

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

          3.1 Bylaws of Registrant. (Incorporated by reference to the Exhibit 3.1 of Company's quarterly report on Form 10QSB for the quarter ended June 30, 1998)

         10.1 1986 Stock Option Plan of Registrant as amended December 1, 1987. (Incorporated by reference to Exhibit 10.1 of the 1989 Form 10-K)

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

         10.4 Assignment of Intellectual Property and Transfer of Rights. (Incorporated by reference to the Company's quarterly report on Form 10QSB for the quarter ended September 30, 1998)

         10.5 Assignment of Intellectual Property, Transfer of Rights, and Asset Purchase Agreement. (Incorporated by reference to the Company's quarterly report on Form 10QSB for the quarter ended March 31, 1999)

         23.1 Report on Financial Statement Schedule and Consent of Independent Auditors.

         27.0           Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 28, 2000.

                                            SIERRA MONITOR CORPORATION

                                            (Registrant)



                                            By  /s/ Gordon R. Arnold

                                                    Gordon R. Arnold
                                                    Chief Executive Officer

      Pursuant to the requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated.
        Date                         Title                         Signature
        ----                         -----                         ---------
March 28, 2000       Chief Executive Officer, Chief
                     Financial Officer and Director
                     (Principal Executive, Financial
                     and Accounting Officer)            By  /s/ Gordon R. Arnold
                                                            ---------------------
                                                                Gordon R. Arnold



March 28, 2000       Director                           By  /s/ C. Richard Kramlich
                                                            ------------------------
                                                                C. Richard Kramlich



March 28, 2000       Director                           By  /s/ Jay T. Last
                                                            ----------------
                                                                Jay T. Last



March 28, 2000       Director                           By  /s/ Robert C. Marshall
                                                            -----------------------
                                                                Robert C. Marshall


                                     PART IV


                           SIERRA MONITOR CORPORATION

                              Financial Statements

                        December 31, 1999, 1998, and 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sierra Monitor Corporation:


We have audited the accompanying balance sheets of Sierra Monitor Corporation (the Company) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                             /S/ KPMG LLP

Mountain View, California
February 25, 2000

                                                SIERRA MONITOR CORPORATION

                                                      Balance Sheets

                                                December 31, 1999 and 1998
                                              Assets                                    1999                  1998
                                                                                 -------------------   -------------------
Current assets:
     Cash and cash equivalents                                                  $       606,939               393,667
     Short-term investments                                                                --                 245,522
     Trade receivables, less allowance for doubtful accounts of
        $138,572 and $125,488 in 1999 and 1998, respectively                            801,593             1,123,073
     Notes receivable                                                                    27,084                35,002
     Inventories                                                                      1,166,648               945,189
     Prepaid expenses                                                                   103,849                94,107
     Deferred income taxes                                                              212,311               179,636
                                                                                 -------------------   -------------------
              Total current assets                                                    2,918,424             3,016,196

Property and equipment, net                                                             198,657               232,600
Deferred income taxes                                                                    97,850               113,635
Other assets                                                                            418,752               345,776
                                                                                 -------------------   -------------------
              Total assets                                                      $     3,633,683             3,708,207
                                                                                 ===================   ===================

                     Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                           $       411,540               295,274
     Accrued compensation expenses                                                      273,733               281,426
     Other current liabilities                                                           43,812                56,522
     Income taxes payable                                                                  --                 105,052
                                                                                 -------------------   -------------------
              Total current liabilities                                                 729,085               738,274

Commitments

Shareholders' equity:
     Common stock; 20,000,000 shares authorized;
        10,967,588 shares issued and outstanding                                      3,159,944             3,159,944
     Accumulated deficit                                                               (214,440)             (136,771)
     Notes receivable from shareholders                                                 (40,906)              (53,240)
                                                                                 -------------------   -------------------
              Total shareholders' equity                                              2,904,598             2,969,933
                                                                                 -------------------   -------------------
              Total liabilities and shareholders' equity                        $     3,633,683             3,708,207
                                                                                 ===================   ===================

See accompanying notes to financial statements.

                                                SIERRA MONITOR CORPORATION

                                                 Statements of Operations

                                       Years ended December 31, 1999, 1998, and 1997


                                                                 1999                  1998                  1997
                                                          -------------------   -------------------   -------------------
Net sales                                                $     6,759,192             6,981,122             5,130,597
Cost of goods sold                                             2,602,910             2,875,221             1,896,324
                                                          -------------------   -------------------   -------------------
           Gross profit                                        4,156,282             4,105,901             3,234,273
                                                          -------------------   -------------------   -------------------

Operating expenses:
     Research and development                                    797,057               638,430               423,058
     Selling and marketing                                     2,234,387             2,091,145             1,705,671
     General and administrative                                1,250,412             1,082,282               992,529
                                                          -------------------   -------------------   -------------------
                                                               4,281,856             3,811,857             3,121,258
                                                          -------------------   -------------------   -------------------

           (Loss) income from operations                        (125,574)              294,044               113,015
Interest income                                                   16,083                31,901                28,050
Other expense                                                     (2,939)               (4,478)                   --
                                                          -------------------   -------------------   -------------------

           (Loss) income before income tax
              (benefit) expense                                 (112,430)              321,467               141,065
Income tax (benefit) expense                                     (34,761)              100,741               (48,139)
                                                          -------------------   -------------------   -------------------
           Net (loss) income                             $       (77,669)              220,726               189,204
                                                          ===================   ===================   ===================

Net (loss) income per share:

     Basic                                               $         (0.01)                 0.02                  0.02
                                                          ===================   ===================   ===================
     Diluted                                             $         (0.01)                 0.02                  0.02
                                                          ===================   ===================   ===================

Weighted-average number of shares used in per share computations:

        Basic                                                 10,967,588            10,700,038            10,466,919
                                                          ===================   ===================   ===================
        Diluted                                               10,967,588            11,084,058            10,728,834
                                                          ===================   ===================   ===================

See accompanying notes to financial statements.

                                                          - 16 -

                                                 SIERRA MONITOR CORPORATION

                                             Statements of Shareholders' Equity

                                        Years ended December 31, 1999, 1998, and 1997

                                                                                             Notes
                                             Common stock                                  receivable            Total
                                  ----------------------------------    Accumulated           from           shareholders'
                                      Shares             Amount           deficit          shareholders         equity
                                  ----------------  ----------------   ---------------   -----------------------------------
Balances as of
    December 31, 1996              10,332,513     $   2,912,493          (546,701)           (9,727)          2,356,065
Exercise of stock options             233,750            24,542                --           (21,946)              2,596
Repayment of notes receivable              --                --                --             7,286               7,286
Net income                                 --                --           189,204                --             189,204
                                  ----------------  ----------------   ---------------   ---------------   -----------------
Balances as of
    December 31, 1997              10,566,263         2,937,035          (357,497)          (24,387)          2,555,151

Exercise of stock options             190,000            38,000                --           (37,000)              1,000
Repayment of notes receivable              --                --                --             8,147               8,147
Issuance of common stock
    for technology rights             211,325           184,909                --                --             184,909
Net income                                 --                --           220,726                --             220,726
                                  ----------------  ----------------   ---------------   ---------------   -----------------
Balances as of
    December 31, 1998              10,967,588         3,159,944          (136,771)          (53,240)          2,969,933

Repayment of notes receivable              --                --                --            12,334              12,334
Net loss                                   --                --           (77,669)               --             (77,669)
                                  ----------------  ----------------   ---------------   ---------------   -----------------
Balances as of
    December 31, 1999              10,967,588     $   3,159,944          (214,440)          (40,906)          2,904,598
                                  ================  ================   ===============   ===============   =================

See accompanying notes to financial statements.

                                                            - 17 -

                                                SIERRA MONITOR CORPORATION
                                                 Statements of Cash Flows
                                       Years ended December 31, 1999, 1998, and 1997
                                                                    1999                1998                 1997
                                                              -----------------   ------------------   ------------------
Cash flows from operating activities:
    Net (loss) income                                        $     (77,669)             220,726              189,204
    Adjustments to reconcile net (loss) income to net
       cash provided by operating activities:
          Depreciation and amortization                            150,185              140,820              122,024
          Loss on disposal of fixed assets                           2,415                   --                   --
          Allowance for doubtful accounts                           13,084               84,485               (4,595)
          Deferred income taxes                                    (35,561)               5,901              (88,172)
          Changes in operating assets and liabilities:
             Trade receivables                                     308,396             (374,214)             212,240
             Notes receivable                                        7,918                4,420              (39,422)
             Inventories                                          (221,459)            (147,643)             (79,681)
             Prepaid expenses                                        8,929               44,103              (86,654)
             Accounts payable                                      116,266              141,357             (137,455)
             Accrued compensation expenses                          (7,693)              56,664               10,354
             Other current liabilities                             (12,710)               1,718               16,063
             Income taxes payable                                 (105,052)              61,197               20,308
                                                              -----------------   ------------------   ------------------

                Net cash provided by operating activities          147,049              239,534              134,214
                                                              -----------------   ------------------   ------------------

Cash flows from investing activities:
    Capital expenditures                                          (118,658)            (235,504)            (125,340)
    Short-term investments, net                                    245,522              196,311             (195,052)
    Other assets                                                   (72,975)            (113,306)              (5,129)
                                                              -----------------   ------------------   ------------------

                Net cash provided by (used in)
                   investing activities                             53,889             (152,499)            (325,521)
                                                              -----------------   ------------------   ------------------

Cash flows from financing activities:
    Repayment of notes receivable                                   12,334                8,147                7,286
    Proceeds from exercise of stock options and
       warrant, net of notes receivable                                 --                1,000                2,596
                                                              -----------------   ------------------   ------------------

                Net cash provided by financing activities           12,334                9,147                9,882
                                                              -----------------   ------------------   ------------------

Net increase (decrease) in cash and cash equivalents               213,272               96,182             (181,425)

Cash and cash equivalents at beginning of year                     393,667              297,485              478,910
                                                              -----------------   ------------------   ------------------

Cash and cash equivalents at end of year                     $     606,939              393,667              297,485
                                                              =================   ==================   ==================

Supplemental disclosures of cash flow information:
    Cash paid during the year for income taxes               $     105,052               27,737               19,800
                                                              =================   ==================   ==================
    Noncash financing activities:
       Common stock issued in exchange for notes
          from shareholders                                  $          --               37,000               21,946
                                                              =================   ==================   ==================
       Common stock issued for technology rights             $          --              184,909                   --
                                                              =================   ==================   ==================

See accompanying notes to financial statements.

                                                          - 18 -

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1999, 1998, and 1997


(1)      Summary of the Company and Significant Accounting Policies

       (a)        The Company

              Sierra Monitor Corporation (the Company) was incorporated in September 1989, to effect the merger of UMF Systems, Inc. (UMF) and Sierra Holdings Corporation (SHC), which was originally incorporated as Sierra Monitor Corporation in 1978. The Company's principal line of business is the design, manufacture, and marketing of instruments that detect and monitor hazardous gases. The Company's headquarters are located in California, with additional operations located in Florida.

       (b)        Segment Reporting

              Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also established standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Company's chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: gas detection and monitoring devices.

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

       (e)        Cash, Cash Equivalents, and Short-Term Investments

              Cash and cash equivalents consist of cash on deposit with banks and highly liquid money market instruments with purchased maturities of 90 days or less. Certain certificates of deposits with purchased maturities greater than 90 days are classified as short-term investments, and are stated

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1999, 1998, and 1997


              at fair value (approximates cost). Cash equivalents consisted of money market instruments in the amount of $159,248 and $275,629 as of December 31, 1999 and 1998, respectively.

       (f)        Inventories

              Inventories are stated at the lower of cost (first in, first out), or market.

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

       (h)        Employee Stock Based Compensation

              The Company uses the intrinsic value method of accounting for employee stock-based compensation.

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

       (j)        Net (Loss) Income Per Share

              Basic earnings per share (EPS) is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed using the weighted-average number of shares of common stock outstanding during the period, plus dilutive common equivalent shares including stock options using the treasury stock method.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1999, 1998, and 1997


              The following is a reconciliation of the shares used in the computation of basic and diluted net (loss) income per share for the years ended December 31, 1999, 1998, and 1997, respectively:

                                           1999          1998          1997
                                      -------------  ------------  -------------

Basic EPS - weighted-average
     number of shares of common
     stock outstanding                  10,967,588     10,700,038     10,466,919

Effect of dilutive stock options                --        384,020        261,915
                                      -------------  ------------  -------------

Diluted EPS - dilutive potential
     common shares                      10,967,588     11,084,058     10,728,834
                                      =============  ============  =============


              For purposes of calculating diluted net (loss) income per share, there were no adjustments to net (loss) income.

              The Company has reported a net loss for the year ended December 31, 1999. As a result, options to purchase 690,000 shares of common stock have been excluded from the calculation of diluted net loss per share. In addition, for the years ended December 31, 1999, 1998, and 1997, options to purchase 30,000, 275,000, and
              120,000 shares of common stock at an average price of $0.75, $0.56, and $0.38, respectively, per share were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares and the effect would have been antidilutive.

       (k)        Comprehensive (Loss) Income

              The Company has no significant components of other comprehensive income and, accordingly, comprehensive (loss) income is the same as net (loss) income for all periods.

       (l)        Other Assets

              As of December 31, 1999 and 1998, other assets consisted primarily of $381,053 and $299,449, respectively, net of accumulated amortization of $106,156 and $15,760, respectively, related to the purchase of certain assets and technology rights in 1999 and 1998 (see Note 9). Such amounts are being amortized on a straight-line basis over five years.

       (m)        Recent Accounting Pronouncements

              In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and
              Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments, and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will not have material impact on its financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133, as amended, in 2001.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1999, 1998, and 1997


(2)      Inventories

       A summary of inventories as of December 31, 1999 and 1998, follows:
                                                                        1999             1998
                                                                 ---------------   --------------
Raw materials                                                   $       403,338           348,032
Work in process                                                         520,220           411,846
Finished goods                                                          243,090           185,311
                                                                 ---------------   --------------
                                                                $     1,166,648           945,189
                                                                 ===============   ==============


(3)      Property and Equipment

       A summary of property and equipment as of December 31, 1999 and 1998, follows:

                                                                        1999             1998
                                                                 ---------------   --------------
Machinery and equipment                                         $       266,501           206,328
Furniture, fixtures, and leasehold improvements                         637,077           603,484
                                                                 ---------------   --------------
                                                                        903,578           809,812
Less accumulated depreciation and amortization                          704,921           577,212
                                                                 ---------------   --------------
                                                                $       198,657           232,600
                                                                 ===============   ==============

(4)      Employee Stock Compensation Plan

       The  Company  applies  Accounting  Principles  Board  Opinion  No. 25 and related interpretations in accounting for its employee stock compensation plan.  As the exercise  price of the  Company's  employee  stock  options generally  equals the market price of the underlying stock on the date of grant,  no  compensation  cost has been recognized for its employee stock options  in  the  accompanying  financial  statements.  Had  the  Company determined  compensation  cost  based on the fair value at the grant date for its stock options in accordance  with SFAS No. 123, the Company's net
       (loss) income would have been adjusted to the pro forma amounts indicated
       below:
                                                     1999               1998              1997
                                               -----------------  -----------------  -----------------
Net (loss) income:
     As reported                              $         (76,869)            220,726            189,204
     Pro forma                                         (129,045)            191,576            187,683

Net (loss) income per share:
     As reported (basic and diluted)                      (0.01)               0.02               0.02
     Pro forma (basic and diluted)                        (0.01)               0.02               0.02


       During 1996, the Company's 1986 Incentive Stock Option Plan expired. Subsequently, the shareholders adopted the 1996 Stock Plan and reserved 600,000 shares of common stock for issuance.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1999, 1998, and 1997


       Under this plan, options may be granted at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

       The per share weighted-average fair value of stock options granted during 1999, 1998, and 1997, was $0.24, $0.58, and $0.20, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997: expected dividend yield of 0.0% for each year; volatility of 50% for each year; risk-free interest rate of 5.09%, 5.35%, and 5.83%, respectively; and an expected life of 4 years in 1999, 1998 and 1997.

       A summary of stock option transactions for the three years ended December
       31, 1999, follows:

                                                                                                 Weighted-
                                                                              Weighted-           average
                                                                               average           remaining
                                                           Range of           exercise          contractual
                                        Options             prices              price           life (years)
                                    ----------------    ---------------    ----------------   -----------------
Balance as of
     December 31, 1996                  642,500         $  0.10 - 0.22            0.17            3.6

Granted                                 120,000            0.34 - 0.38            0.38
Exercised                              (233,750)           0.10 - 0.22            0.10
Canceled                                 (3,750)           0.20 - 0.22            0.22
                                    ----------------

Balance as of
     December 31, 1997                  525,000            0.10 - 0.38            0.25            5.5

Granted                                 275,000            0.56 - 0.75            0.56
Exercised                              (190,000)                  0.20            0.20
Canceled                                (15,000)           0.20 - 0.22            0.21
                                    ----------------

Balance as of
     December 31, 1998                  595,000            0.10 - 0.75            0.41

Granted                                 125,000            0.50 - 0.75            0.55            8.3
                                    ----------------

Balance as of
     December 31, 1999                  720,000            0.22 - 0.75            0.43            7.7
                                    ================

Options exercisable
     as of December 31,                 390,208                                   0.35
     1999                           ================

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1999, 1998, and 1997


(5)      Commitments and Contingencies

       The Company leases its facilities under noncancelable operating leases. As of December 31, 1999, future minimum payments are as follows:

    Year ending
   December 31,
   ------------
        2000                                                         $   158,184
        2001                                                              56,424
        2002                                                              11,130
                                                                      ----------
                                                                     $   225,738
                                                                      ==========

       The Company has entered into an addendum to an existing facilities lease which increases the space leased and will extend the lease term by three years from the date the additional space is available. As a result, future minimum lease payments will increase by approximately $42,000 upon effectiveness of this addendum. Rent expense was approximately $157,000, $146,000, and $143,000, in 1999, 1998, and 1997, respectively.

       The Company is subject to certain legal actions that have arisen in the ordinary course of business. The Company believes the ultimate outcome of these actions will not have a material effect on the Company's financial position or results of operations although there can be no assurance as to the outcome of such litigation.

(6)      Bank Borrowings

       As of December 31, 1999, the Company had a $250,000 bank line of credit agreement, secured by eligible accounts receivable, that bears interest at the prime rate (8.5% as of December 31, 1999) plus 1/2%. The line of credit agreement expires June 5, 2000, and contains certain financial covenants with which the Company was out of compliance as of December 31, 1999. The Company has obtained a waiver from the bank related to this event of noncompliance. No amounts were outstanding under the credit facility as of December 31, 1999.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1999, 1998, and 1997


(7)      Income Taxes

       The components of income tax (benefit) expense were as follows:
                                                  1999                  1998                 1997
                                           -------------------   -------------------   ------------------
Current:
     Federal                              $                --                75,435               23,533
     State                                                800                19,405               16,500
                                           -------------------   -------------------   ------------------
           Total current                                  800                94,840               40,033
                                           -------------------   -------------------   ------------------

Deferred:
     Federal                                          (24,120)                5,450              (79,972)
     State                                            (11,441)                  451               (8,200)
                                           -------------------   -------------------   ------------------
           Total deferred                             (35,561)                5,901              (88,172)
                                           -------------------   -------------------   ------------------
                                          $           (34,761)              100,741              (48,139)
                                           ===================   ===================   ==================


       The provision for income tax (benefit) expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                                  1999                  1998                 1997
                                           -------------------   -------------------   ------------------
Computed tax (benefit) expense            $           (38,226)              109,299               48,000
State taxes, net of federal benefit                    (4,373)               13,105                5,300
Decrease in valuation allowance                            --                    --             (100,000)
Other                                                   7,838               (21,663)              (1,439)
                                           -------------------   -------------------   ------------------
                                          $           (34,761)              100,741              (48,139)
                                           ===================   ===================   ==================

                                                  - 25 -

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 1999, 1998, and 1997


       The tax effects of temporary  differences  that gave rise to  significant portions of deferred tax assets are as follows:
                                                                        1999                  1998
                                                                 -------------------   -------------------
Deferred tax assets:
     Accounts receivable, principally due to
        allowance for doubtful accounts                         $        55,200                49,982
     Inventories, principally due to additional costs
        inventoried for tax purposes                                    114,082                83,096
     State tax expense on temporary differences                             347                11,844
     Accruals for financial statement purposes
        not currently deductible                                         42,580                34,714
     Property and equipment, principally due to
        differences in depreciation                                      15,969                59,755
     Tax credit carryforwards                                            81,983                53,880
                                                                 -------------------   -------------------
              Total deferred tax assets                         $       310,161               293,271
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

       The Company has federal and California tax credit carryforwards of approximately $65,950 and $16,033, respectively, which can be used to offset against future income taxes. The credit carryforwards will expire beginning in 2004.

(8)      Fair Value of Financial Instruments

       The carrying value of financial instruments included in the accompanying financial statements approximate fair value because of the short maturity of those instruments.

       Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents, and short-term investments. The Company places its cash equivalents and short-term investments with high credit qualified financial institutions. The Company sells its products to companies located primarily in the United States, Brazil, and Taiwan. The Company's credit risk is concentrated primarily in the United States and Brazil. The Company does not have a significant concentration of credit risk with any single customer. Sales to international customers in 1998 were approximately 14% of total sales. Sales to international customers were not significant in 1999 and 1997. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts to cover potential credit losses.

(9)      Acquisitions

       In February 1999, the Company acquired specified assets of Montech Holdings, Inc. (Montech) including manufacturing designs, customer lists, and documentation related to a Montech product in exchange for payment of $150,000 in cash.

       In September 1998, the Company entered into an asset purchase agreement to purchase certain technology rights in exchange for the issuance of 211,325 shares of the Company's common stock and payment of $130,300 in cash.

                                                                                                               Schedule II

                                                SIERRA MONITOR CORPORATION

                                             Valuation and Qualifying Accounts

                                                                   Additions
                                          Balance at            charged to           Deductions              Balance
                                           beginning             costs and              from                  at end
        Description                         of year              expenses             reserves               of year
        -----------
                                       ------------------    ------------------   ------------------    ------------------
Year ended December 31,
    1999, allowance for
    doubtful accounts                 $      125,488                14,217               (1,133)              138,572
                                       ==================    ==================   ==================    ==================

Year ended December 31,
    1998, allowance for
    doubtful accounts                 $       41,003                91,750               (7,265)              125,488
                                       ==================    ==================   ==================    ==================

Year ended December 31,
    1997, allowance for
    doubtful accounts                 $       45,598                11,603              (16,198)               41,003
                                       ==================    ==================   ==================    ==================
