Form 10QSB
period 2000-03-31
SIERRA MONITOR CORP /CA/
filed 2000-05-12
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended March 31, 2000
                                          --------------

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

      Yes__X__    No _____
           -

      The number of shares of the issuer's common stock outstanding, as of May 12, 2000 was 10,967,588.

      Transitional Small Business Disclosure Format:  Yes      ; No  X
                                                          ----     ----

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                                 Balance Sheets
                                                                      March 31,     December 31,
                                                                        2000            1999
                                                                     -----------    -----------
                                   Assets                            (Unaudited)
                                   ------
Current assets:
      Cash and cash equivalents                                      $   465,436        606,939
      Trade receivables, less allowance for doubtful                   1,224,099        801,593
          accounts of $140,071 in 2000 and $138,572
          in 1999
      Notes receivable                                                    24,863         27,084
      Inventories                                                      1,240,636      1,166,648
      Prepaid expenses                                                    70,397        103,849
      Deferred income taxes                                              212,311        212,311
                                                                     -----------    -----------
                        Total current assets                           3,237,742      2,918,424

Property and equipment, net                                              193,769        198,657
Deferred income taxes                                                     97,850         97,850
Other assets                                                             402,781        418,752
                                                                     -----------    -----------
                        Total assets                                 $ 3,932,142      3,633,683
                                                                     ===========    ===========

                Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                               $   484,913        411,540
      Accrued compensation expenses                                      326,717        273,733
      Other current liabilities                                           31,990         43,812
      Income taxes payable                                                55,897           --
                                                                     -----------    -----------
                        Total current liabilities                        899,517        729,085

Commitments

Shareholders' equity:
      Common stock; 20,000,000 shares authorized                       3,159,944      3,159,944
         10,967,588 shares issued and outstanding
      Accumulated deficit                                                (90,010)      (214,440)
      Notes receivable from shareholders                                 (37,309)       (40,906)
                                                                     -----------    -----------

                        Total shareholders' equity                     3,032,625      2,904,598
                                                                     -----------    -----------

                        Total liabilities and shareholders' equity   $ 3,932,142      3,633,683
                                                                     ===========    ===========


See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Operations
                                   (Unaudited)

                                                      For the three months ended
                                                      -------------------------
                                                       March 31,     March 31,
                                                         2000          1999
                                                      -----------   -----------

Net sales                                             $ 2,185,451     1,659,288

Cost of goods sold                                        825,019       633,074
                                                      -----------   -----------
                  Gross profit                          1,360,431     1,026,214
                                                      -----------   -----------

Operating expenses
      Research and development                            249,683       214,308
      Selling and marketing                               577,467       573,438
      General and administrative                          354,795       309,400
                                                      -----------   -----------
                                                        1,181,945     1,097,146
                                                      -----------   -----------

                  Income (loss) from operations           178,486       (70,932)
Other income                                                 --              34
Interest income                                             1,841         8,793
                                                      -----------   -----------
               Income (loss) before income tax
                   expense                                180,327       (62,105)
Income tax expense                                         55,897          --
                                                      -----------   -----------
                Net income (loss)                     $   124,430       (62,105)
                                                      ===========   ===========
Net income (loss) per share - basic                   $      0.01         (0.01)
                                                      ===========   ===========
Net income (loss) per share - diluted                 $      0.01         (0.01)
                                                      ===========   ===========

Weighted-average number of shares used in per share computations:

         Basic                                         10,967,588    10,967,588
                                                      ===========   ===========
         Diluted                                       11,347,344    10,967,588
                                                      ===========   ===========


See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows
                                   (Unaudited)
                                                             For the three months ended
                                                               ----------------------
                                                                March 31,   March 31,
                                                                  2000         1999
                                                               ---------    ---------
Cash flows from operating activities:
       Net income (loss)                                       $ 124,430      (62,105)
       Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
              Depreciation and amortization                       53,404       57,429
              Allowance for doubtful accounts                      1,500        2,250
              Change in operating assets and liabilities:
                 Trade receivables                              (424,006)       1,265
                 Notes receivable                                  2,221        2,082
                 Inventories                                     (73,988)     (17,547)
                 Prepaid expenses                                 33,452        5,260
                 Accounts payable                                 73,373       47,151
                 Accrued compensation expenses                    52,984       23,414
                 Other current liabilities                       (11,822)      26,670
                 Income taxes payable                             55,897     (105,051)
                                                               ---------    ---------
                  Net cash (used in) operating activities       (112,554)     (19,182)
                                                               ---------    ---------
Cash flows from investing activities:
       Capital expenditures                                      (32,546)     (42,376)
       Short term investments                                       --        221,456
       Acquisition of business assets                               --       (171,828)
       Other assets                                                 --          1,916
                                                               ---------    ---------
                  Net cash provided by (used in) investing
                  activities                                     (32,546)       9,168
                                                               ---------    ---------
Cash flows from financing activities:
       Proceeds from bank borrowings, net                           --        100,000
       Proceeds  from exercise of stock options,
          net of notes receivable                                  3,597        3,415
                                                               ---------    ---------
                   Net cash provided by financing activities       3,597      103,415
                                                               ---------    ---------
Net increase (decrease) in cash and cash equivalents            (141,503)      93,400
Cash and cash equivalents at beginning of period                 606,939      393,667
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $ 465,436      487,067
                                                               =========    =========

See accompanying notes to financial statements.`

                                                                     Page 4 of 9

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                                 March 31, 2000

Basis of Presentation

      The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 which was filed March 30, 2000. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of March 31, 2000 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

      There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2000.

Summary of Business

      Sierra Monitor Corporation ("SMC" or the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places. In addition to gas monitoring systems the Company also manufactures microprocessor-based systems used to monitor and control environmental conditions in small, remote, structures used for cellular and hard wire telephone equipment. The Company also manufactures a product known as a Communications Bridge. The Communications Bridge enables electronic control systems to communicate with each other, generally over Ethernet, even when the systems use non-compatible data storage and transfer protocols.

      Products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, telecommunications companies, building control systems, parking garages and landfill rehabilitation projects.

Inventories

A summary of inventories follows:

                                      March 31,   December 31,
                                        2000         1999
                                     ----------   ----------
                   Raw Materials     $  431,739      403,338

                   Work-in-process      262,407      520,220

                   Finished goods       546,490      243,090
                                     ----------   ----------

                                     $1,240,636    1,166,648
                                     ==========   ==========

Net Income (loss) per share

      Basic EPS is computed  using the weighted  average number of common shares
outstanding   during   the   period.   Diluted   EPS  is   computed   using  the
weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings / (loss) were made for purposes of per share calculations. The following is a reconciliation of the shares using in the computation of basic and diluted EPS for the periods ended March 31, 2000 and 1999 respectively:

                                                              2000          1999

Basic EPS - weighted-average number of common
            shares outstanding                          10,967,588    10,967,588

Effect of dilutive common equivalent
            shares - stock options outstanding             379,756             0
                                                        ----------    ----------
Diluted EPS - weighted-average of common
            shares and common
            equivalent shares outstanding               11,347,344    10,967,588
                                                        ==========    ==========

Diluted EPS as of 3/31/99 does not include 273,203 stock options because the inclusion of such stock options would be antidilutive due to the loss incurred by the Company in that quarter.

Comprehensive Income

      The company has no significant components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report, the Company's Annual Report on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

      For the three months ended March 31, 2000 Sierra Monitor Corporation (the "Company") reported net sales of $2,185,451 compared to $1,659,288 for the three months ended March 31, 1999. The results for the first quarter of fiscal 2000 represent a 32% increase from the same period in the prior year.

      The primary reason for the increase in sales is an increase in shipments of environment controllers, which are used in telephone company applications. Major telephone companies are investing in infrastructure expansion to meet rapidly growing demand for Internet related broadband services. Broadband expansion requires that small buildings and underground vaults must be located within two miles of each home to be serviced. For each small structure Sierra Monitor has an opportunity to supply an environment controller. Bandwidth expansion is an ongoing activity for telephone companies and the Company intends to vigorously pursue further participation in this market.

      In addition to products for the telephone industry, sales of protocol conversion devices increased in the quarter ended March 31, 2000 compared to the same quarter of 1999. Sales of gas detection systems were marginally lower than the first quarter of 1999 primarily due to less shipments of large systems.

      Gross profit for the three month period ended March 31, 2000 was $1,360,431 compared to $1,026,214 in the same period in the previous year. In both periods the gross margin was approximately 62% of net sales. Gross profit can vary due to the mix of products shipped in a given period and the discounts which may be applied to those shipments. In the first quarter of 2000 the product mix varied from the first quarter of the prior year due to the increase in shipments of environment controllers. Although these products generally have higher materials content than other products sold by the Company, volume purchasing economies offset the impact on gross margin. There were no other abnormal changes in material and labor costs.

       Expenses for research and development, which include new product development and engineering to sustain existing products, were $249,683, or 11% of net sales, for the three month period ended March 31, 2000, compared with $214,308, or 13% of net sales, in the comparable period in 1999. The higher research and develop expenses continue to reflect the Company's investment in development of software programs and improvement of hardware designs necessary to grow sales of the Company's Communications Bridge. The Company intends to continue development of an extensive library of Protocol Drivers and therefore expects engineering expenses to remain, at least, at their current levels.

      Selling and marketing expenses for the three month period ended March 31, 2000 were $577,467 or 26% of net sales, compared to $573,438, or 35% of net sales, in the same period in the prior year. Selling and marketing costs include commissions, which vary by product mix, paid to independent sales representatives. Commissions costs for environment controllers are generally lower than for other products because most environment controllers are sold directly without representative involvement.

      General and administrative expenses for the first quarter of 2000 were $354,795 or 16% of net sales compared to $309,400 or 19% in the same period in the prior year. Increases in salary and benefit expenses, related to support of the higher level of sales, and expenses for the Company's manufacturing plant in Fort Myers, Florida contributed to the higher general and administrative expenses. The Company's Florida manufacturing plant was not in operation for the full period of the first quarter of 1999.

      Net income, after provision for income tax expense, for the three month period ended March 31, 2000 was $124,430 or approximately 6% of net sales, compared with a net loss of $62,105 or approximately 4% of net sales for the same period in the prior year. The improvement in income is due to the higher sales level which was achieved without significant impact on gross margin and lower selling and administrative costs as a percent of sales.

Liquidity and Capital Resources:

      During the period ended March 31, 2000, the Company's working capital increased by $148,886 compared to December 31, 1999. The increase in working capital is primarily due to the net income generated in the quarter. At March 31, 2000, cash and cash equivalents, totaled $465,436. Trade receivables, a component of working capital, increased by $424,006 compared to December 31, 1999. Trade receivable generally reflect the sales level of the prior sixty days, so a higher level is expected when sales have increased. The Company believes the current level of receivables is acceptable and that the level of reserves is appropriate. In the current fiscal year, the Company has not utilized its $250,000 line of credit with its commercial bank. The Company believes that its current capital resources are sufficient to support existing and anticipated levels of business for at least the next twelve months.

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

                                                     SIERRA MONITOR CORPORATION
                                                     --------------------------
                                                     Registrant

Date:        May 12, 2000                     By:    /s/ Gordon R. Arnold
                                                     --------------------------
                                                     Gordon R. Arnold
                                                     President
                                                     Chief Financial Officer