Form 10QSB
period 2000-06-30
SIERRA MONITOR CORP /CA/
filed 2000-08-11
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10 - QSB

(Mark One)

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended June 30, 2000.

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

Yes__x__    No _____


The number of shares of the issuer's common stock outstanding, as of August 7, 2000 was: 10,967,588

Transitional Small Business Disclosure Format: Yes____;   No __x__

                                             PART I: FINANCIAL INFORMATION


                                             ITEM 1. FINANCIAL STATEMENTS

                                              SIERRA MONITOR CORPORATION

                                               Condensed Balance Sheets
                                                      (Unaudited)

                                                                               June 30,               December 31,
                                Assets                                           2000                     1999
                                                                           -----------------        -----------------
Current assets
        Cash and cash equivalents                                        $         399,529                  606,939
        Trade receivables, less allowance for doubtful accounts                  1,494,949                  801,593
           of $139,297 in 2000 and $138,572 in 1999
        Notes receivable                                                            22,929                   27,084
        Inventories                                                              1,412,551                1,166,648
        Prepaid expenses                                                           108,542                  103,849
        Deferred income taxes                                                      212,311                  212,311
                                                                           -----------------        -----------------
                            Total current assets                                 3,650,811                2,918,424
Property and equipment, net                                                        182,773                  198,657
Deferred income taxes                                                               97,851                   97,850
Other assets                                                                       380,486                  418,752
                                                                           -----------------        -----------------
                            Total assets                                 $       4,311,921                3,633,683
                                                                           =================        =================

                   Liabilities and Shareholders' Equity
Current liabilities
        Accounts payable                                                 $         516,809                  411,540
        Accrued expenses                                                           413,602                  273,733
        Other current liabilities                                                   59,433                   43,812
        Income taxes payable                                                       134,105                        -
                                                                           -----------------        -----------------
                            Total current liabilities                            1,123,949                  729,085
                                                                           -----------------        -----------------
Shareholders' equity
        Common stock; 20,000,000 authorized, 10,967,588                          3,159,944                3,159,944
        share issued and outstanding
        Retained earnings (accumulated deficit)                                     61,781                 (214,440)
        Notes receivable from shareholders                                         (33,753)                 (40,906)
                                                                           -----------------        -----------------
                            Total shareholders' equity                           3,187,972                2,904,598
                                                                           -----------------        -----------------
                            Total liabilities and shareholders' equity   $       4,311,921                3,633,683
                                                                           =================        =================


See the accompanying notes to the condensed financial statements.



                                                                                                         Page 2 of 11


                                              SIERRA MONITOR CORPORATION

                                          Condensed Statements of Operations
                                                      (Unaudited)



                                                   Three months ended June 30,             Six months ended June 30,
                                                     2000                1999               2000               1999
                                                ----------------    ---------------    ---------------    ---------------
Net sales                                      $     2,337,059           1,511,452          4,522,510          3,170,740

Cost of goods sold                                     858,315             589,719          1,683,335          1,222,793
                                                ----------------    ---------------    ---------------    ---------------

        Gross profit                                 1,478,744             921,733          2,839,175          1,947,947
                                                ----------------    ---------------    ---------------    ---------------

Operating expenses
    Research and development                           254,664             188,971            504,347            403,279
    Selling and marketing                              629,653             565,666          1,207,120          1,139,101
    General and administrative                         358,003             311,287            712,797            620,687
                                                ----------------    ---------------    ---------------    ---------------
                                                     1,242,320           1,065,924          2,424,264          2,163,067
                                                ----------------    ---------------    ---------------    ---------------
        Income (loss) from operations                  236,424            (144,191)           414,911           (215,120)

Other income                                                 -                   -                  -                 34
Interest income                                          1,682               3,820              3,522             12,613
                                                ----------------    ---------------    ---------------    ---------------

        Income (loss) before income taxes              238,106            (140,371)           418,433           (202,473)

Income tax (benefit) expense                            86,315             (43,989)           142,212            (43,989)
                                                ----------------    ---------------    ---------------    ---------------

        Net income (loss)                      $       151,791             (96,382)           276,221           (158,484)
                                                ================    ===============    ===============    ===============

Net income (loss) per share - basic            $          0.01               (0.01)              0.03              (0.01)
                                                ================    ===============    ===============    ===============
Net income (loss) per share - diluted          $          0.01               (0.01)              0.02              (0.01)
                                                ================    ===============    ===============    ===============

Weighted average number of shares used in per
share computations
                                        Basic:      10,967,588          10,967,588         10,967,588         10,967,588
                                                ================    ===============    ===============    ===============
                                      Diluted:      11,406,243          10,967,588         11,400,823         10,967,588
                                                ================    ===============    ===============    ===============

See the accompanying notes to the condensed financial statements.

                                                                                                             Page 3 of 11

                                              SIERRA MONITOR CORPORATION

                                          Condensed Statements of Cash Flows
                                                      (Unaudited)


                                                                   Three months ended              Six months ended
                                                                        June 30,                       June 30
                                                                  2000            1999           2000            1999
                                                              -------------   -------------  -------------   -------------
Cash flows from operating activities:
  Net income (loss)                                          $    151,791         (96,382)       276,221        (158,484)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
        Depreciation & amortization                                62,349          68,461        115,754         125,890
        Allowance for doubtful accounts                              (775)          2,288            725           4,538
        Deferred income taxes                                          (1)        (25,317)            (1)        (25,317)
        Changes in operating assets and liabilities:
          Trade receivables and note receivables                 (268,140)        142,538       (689,927)        145,885
          Inventories                                            (171,916)        (46,220)      (245,903)        (63,766)
          Prepaid expenses                                        (38,146)        (37,769)        (4,693)        (32,510)
          Accounts payable                                         31,896         (68,015)       105,269         (20,864)
          Accrued compensation expenses                            86,885          11,006        139,869          34,419
          Other current liabilities                                27,443         (57,174)        15,621         (30,504)
          Income taxes payable                                     78,208               -        134,105        (105,052)
                                                              -------------   -------------  -------------   -------------
              Net cash used in
                operating activities                              (40,406)       (106,584)      (152,959)       (125,765)
                                                              -------------   -------------  -------------   -------------
Cash flows from investing activities:
  Capital expenditures                                            (29,056)        (22,376)       (61,604)        (64,753)
  Short term investments                                                -          24,066              -         245,522
  Acquisition of business assets                                        -                -             -        (171,828)
  Other assets                                                                     (2,205)             -            (290)
                                                              -------------   -------------  -------------   -------------
              Net cash provided by (used in)
                investing activities                              (29,056)           (515)       (61,604)          8,651
                                                              -------------   -------------  -------------   -------------
Cash flows from financing activities:
  Repayment of bank borrowings, net                                     -        (100,000)             -               -
  Repayment of shareholder notes receivable                         3,555           2,972          7,153           6,387
                                                              -------------   -------------  -------------   -------------
              Net cash provided by (used in)
              financing activities                                  3,555         (97,028)         7,153           6,387
                                                              -------------   -------------  -------------   -------------
Net decrease in
  cash and cash equivalents                                       (65,907)       (204,127)      (207,410)       (110,727)

Cash and cash equivalents at beginning of period                  465,436         487,067        606,939         393,667
                                                              -------------   -------------  -------------   -------------

Cash and cash equivalents at end of period                   $    399,529         282,940        399,529         282,940
                                                              =============   =============  =============   =============

See the accompanying notes to the condensed financial statements.


                                                                                                            Page 4 of 11

                           SIERRA MONITOR CORPORATION

                        Notes to the Financial Statements

                                  June 30, 2000

Basis of Presentation

      The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 which was filed March 30, 2000. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of June 30, 2000 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

      There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2000.

Summary of Business

      Sierra Monitor Corporation ("SMC" or the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places. In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems used to monitor and control environmental conditions in small, remote structures used for cellular and hard wire telephone equipment. The Company also manufactures a product known as a Communications Bridge. The Communications Bridge enables electronic control systems to communicate with each other, generally over Ethernet, even when the systems use non-compatible data storage and transfer protocols.

      Products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, telecommunications companies, building control systems, parking garages and landfill rehabilitation projects.

Inventories

A summary of inventories follows:


                                            June 30,          December 31,
                                              2000                1999
                                        -----------------   ----------------

            Raw Materials               $      506,080              403,338

            Work-in-process                    288,785              520,220

            Finished goods                     617,686              243,090
                                        -----------------   ----------------

                                        $    1,412,551            1,166,648
                                        =================   ================

Net Income (loss) per share

      Basic Earnings Per Share (EPS) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings (loss) were made for purposes of per share calculations. The Company reported a net loss for both the three month period ended June 30, 1999 and the six month period ended June 30, 1999. As a result 97,656 and 101,040 shares were excluded from the calculation of diluted loss per share for the three month period ended June 30, 1999 and the six month period ended June 30, 1999, respectively. In the six month period ended June 30, 2000 options to purchase 56,000 shares of common stock were outstanding but not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six month periods ending June 30, 2000 and 1999, respectively:


                                                         3 months          6 months       3 months          6 months
                                                           ended             ended          ended             ended
                                                          6/30/00           6/30/00        6/30/99           6/30/99
Basic EPS - weighted-average number of common
    shares outstanding                                   10,967,588       10,967,588      10,967,588        10,967,588

Dilutive stock options                                      438,655          433,235               -                 -
                                                     ----------------- ---------------- ----------------- -----------------

Diluted EPS - dilutive potential common shares           11,406,243       11,400,823      10,967,588        10,967,588
                                                     ================= ================ ================= =================


                                                                                                              Page 6 of 11

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the three months ended June 30, 2000, Sierra Monitor Corporation ("Sierra Monitor" or the "Company") reported net sales of $2,337,059 compared to $1,511,452 for the three months ended June 30, 1999. For the six-month period ended June 30, 2000, net sales were $4,522,510 compared with $3,170,740 in the prior year six-month period. The results for the second quarter of fiscal 2000 represent a 55% increase from the same period in the prior year. The results for the first six months of fiscal 2000 represent a 43% increase from the same period the prior year.

      The primary reason for the increase in sales is an increase in shipments of environment controllers, which are used in telephone and cable company applications. Major telephone and cable companies continue expansion of infrastructure to meet rapidly growing demand for Internet related broadband services. Broadband expansion requires that small buildings and underground vaults must be located within approximately two miles of each home to be serviced. For each small structure Sierra Monitor has an opportunity to supply an environment controller. Bandwidth expansion is an ongoing activity for telephone companies and the Company intends to vigorously pursue further participation in this market.

      In addition to products for the telephone industry, sales of protocol conversion devices increased in both the three and six month periods ended June 30, 2000 compared to the same periods of 1999. Sales of gas detection systems remained at approximately the same level in the first six months of fiscal 2000 compared to the same period in 1999.

      Gross profit of $1,478,744 for the three-month period ended June 30, 2000 was 63% of sales compared to $921,733, or 61% of sales, in the same period in the previous year. The gross profit for the six-month period ended June 30, 2000 was $2,839,175, or 63% of sales, compared to $1,947,947, or 61% of sales, in the same period in the previous year. Gross profit can vary due to the mix of products shipped in a given period and the discounts which may be applied to those shipments. In the first six months of fiscal 2000 the product mix varied from the first six months of the prior year due to the increase in shipments of environment controllers, as described above. Although these products generally have higher materials content than other products sold by the Company, volume purchasing economies offset the impact on gross margin.

      Expenses for research and development, which include new product development and engineering to sustain existing products, were $254,664, or 11% of sales, for the three-month period ending June 30, 2000 compared to $188,971, or 13% of sales, in the comparable period in 1999. In the six-month periods ending June 30, 2000 and June 30, 1999, research and development expenses were $504,347, or 11% of sales, and $403,279, or 13% of sales, respectively. The higher research and develop expenses continue to reflect the Company's investment in the development of software programs and the improvement of hardware designs necessary to grow sales of the Company's Communications Bridge. The Company intends to continue development of an extensive library of Protocol Drivers and therefore expects engineering expenses to remain, at least, at their current levels.

      Selling and marketing expenses for the three-month period ended June 30, 2000 were $629,653, or 27% of sales, compared to $565,666, or 37% of sales, in the comparable period in the prior year. For the six-month periods ending June 30, 2000 and June 30, 1999, selling and marketing expenses were $1,207,120, or 27% of sales, and $1,139,101, or 36% of sales, respectively. The higher overall selling and marketing expenses in fiscal 2000 are due, primarily, to salary and commission costs directly related to the increased sales. Other selling and marketing expenses remained relatively stable resulting in a substantial reduction in costs as a percentage of net sales.

      General and administrative expenses were $358,003, or 15% of sales, for the three-month period ended June 30, 2000 compared to $311,287, or 21% percent of sales, in the three-month period ended June 30, 1999. For the six-month periods ending June 30, 2000 and June 30, 1999, general and administrative expenses were $712,797, or 16% of sales, and $620,687, or 20% of sales, respectively. Increases in salary and benefit expenses, related to support of the higher level of sales, and expenses for the Company's manufacturing plant in Fort Myers, Florida contributed to the higher general and administrative expenses. The Company's Florida manufacturing plant was not in full operation during the first half of 1999.

      Net income, after interest and provision for income taxes, for the three months ended June 30, 2000 was $151,791, compared with a net loss of $96,382 in the three months ended June 30, 1999. Net income, for the six-month period ended June 30, 2000 was $276,221 compared with net loss of $158,484 in the same period in the prior year. The improvement in income is due to the higher sales level and improved gross margin and lower selling and administrative costs as a percent of sales. In the first six months of fiscal 2000 compared to the first six months of fiscal 1999 net sales increased by $1,351,770 and income from operations improved by $680,033.

Liquidity and Capital Resources

      During the six-month period ended June 30, 2000, the Company's working capital increased by $337,523 from December 31, 1999. The increase in working capital is primarily due to the net income generated in the six month period. At June 30, 2000, cash and cash equivalents totaled $399,529. Trade receivables, a component of working capital, increased by $693,901 compared to December 31, 1999. Trade receivable generally reflect the sales level of the prior sixty days. The current level of trade receivables is approximately equal to the last sixty days sales. Inventories, also a component of working capital, have increased $245,903 compared to December 31, 1999. The Company has increased inventory to support the current sales levels of each of the product groups and, in some cases, to protect against possible materials shortages in the supply of semiconductor memory devices.

      The Company believes the current level of receivables is acceptable and that the level of reserves is appropriate. In the current fiscal year, the Company has not utilized its $250,000 line of credit and no balance is currently outstanding with its commercial bank. The Company believes that its current capital resources are sufficient to support existing and anticipated levels of business for at least the next twelve months.

Future Results

      The Company's future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting the Company's industry, lack of growth in the Company's end-markets, and the Company's ability to develop, manufacture, and sell both new and existing products at a profitable, but competitive, price.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings - N/A

Item 2.  Changes in Securities - N/A

Item 3.  Defaults Upon Senior Securities - N/A

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on May 16, 2000. At the meeting the following directors were elected:

                                                 Number of Common Shares Voted
                                                 -----------------------------
           Directors                               For               Withheld
           ---------                               ---               --------
           Gordon R. Arnold                     7,893,968               0

           C. Richard Kramlich                  7,893,968               0

           Jay T. Last                          7,893,968               0

           Robert C. Marshall                   7,893,968               0

         In addition, the shareholders approved the following proposals:

                                                 Number of Common Shares Voted
                                                 -----------------------------
           Proposal                                For      Against     Abstain
           --------                                ---      -------     -------
           Increase   the  number  of  shares   7,893,968      0           0
           reserved  for  issuance  under the
           Company's  1996 Stock  Option Plan
           by 500,000 shares.

           Ratify the appointment of KPMG LLP   7,893,968      0           0
           as   the   Company's   independent
           public  accountants for the fiscal
           year ending December 31, 2000

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


                                                SIERRA MONITOR CORPORATION

                                                Registrant

Date:   August 10, 2000                      By: /s/ Gordon R. Arnold
                                                ________________________________

                                                Gordon R. Arnold

                                                President

                                                Chief Financial Officer