Form 10QSB
period 2000-09-30
SIERRA MONITOR CORP /CA/
filed 2000-11-14
CIK 100625

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  FORM 10 - QSB

(Mark One)

(X) Quarterly   report   pursuant  to  section  13 or 15(d)  of  the  Securities
    Exchange Act of 1934.

           For the quarterly period ended September 30, 2000.

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

      Yes __x__   No _____

The number of shares of the issuer's common stock outstanding, as of September 30, 2000 was: 10,967,588.

Transitional Small Business Disclosure Format: Yes____  No __ X ___

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                            Condensed Balance Sheets

                                   (Unaudited)
                                                                  September 30,  December 31,
                                Assets                                2000          1999
                                                                  -----------    -----------
Current assets
        Cash and cash equivalents                                 $   861,908    $   606,939
        Trade receivables, less allowance for doubtful accounts     1,486,936        801,593
           of $141,547 in 2000 and $138,752 in 1999
        Notes receivable                                               20,634         27,084
        Inventories                                                 1,313,551      1,166,648
        Prepaid expenses                                              121,361        103,849
        Deferred income taxes                                         212,311        212,311
                                                                  -----------    -----------
                            Total current assets                    4,016,701      2,918,424
Property and equipment, net                                           250,169        198,657
Deferred income taxes                                                  97,851         97,850
Other assets                                                          358,084        418,752
                                                                  -----------    -----------
                                                                  $ 4,722,805    $ 3,633,683
                                                                  ===========    ===========

                   Liabilities and Shareholders' Equity

Current liabilities

        Accounts payable                                          $   552,829    $   411,540
        Accrued expenses                                              408,905        273,733
        Other current liabilities                                      74,955         43,812
        Income taxes payable                                          258,647           --
                                                                  -----------    -----------
                            Total current liabilities             $ 1,295,335    $   729,085
                                                                  -----------    -----------
Shareholders' equity

        Common stock: 20,000,000 shares authorized;
            10,467,588 shares issued and outstanding                3,159,944      3,159,944
        Retained earnings (accumulated deficit)                       297,935       (214,440)
        Notes receivable from shareholders                            (30,408)       (40,906)
                                                                  -----------    -----------
                            Total shareholders' equity              3,427,470      2,904,598
                                                                  -----------    -----------
                                                                  $ 4,722,805    $ 3,633,683
                                                                  ===========    ===========

See the accompanying notes to the condensed financial statements.

                                 SIERRA MONITOR CORPORATION

                              Condensed Statements of Operations

                                        (Unaudited)

                                                     Three months ended            Nine months ended
                                                        September 30,                September 30,
                                                     2000           1999           2000           1999
                                                 ------------   ------------   ------------   ------------
Net sales                                           2,618,045   $  1,814,432   $  7,140,554   $  4,985,171

Cost of goods sold                                    993,943        718,637      2,677,277      1,941,429
                                                 ------------   ------------   ------------   ------------

        Gross profit                                1,624,102      1,095,795      4,463,277      3,043,742
                                                 ------------   ------------   ------------   ------------

Operating expenses

    Research and development                          264,305        188,508        768,652        591,788
    Selling and marketing                             638,642        565,888      1,845,763      1,704,989
    General and administrative                        360,091        321,205      1,072,888        941,892
                                                 ------------   ------------   ------------   ------------
                                                    1,263,038      1,075,601      3,687,303      3,238,669
                                                 ------------   ------------   ------------   ------------
        Income (loss) from operations                 361,064         20,194        775,974       (194,927)

Interest income                                         2,249          2,641          5,772         15,289
                                                 ------------   ------------   ------------   ------------

        Income (loss) before income taxes             363,313         22,835        781,746       (179,638)

Income tax expense (benefit)                          127,160           --          269,371        (43,989)
                                                 ------------   ------------   ------------   ------------

        Net income (loss)                             236,153   $     22,835   $    512,375   $   (135,649)
                                                 ============   ============   ============   ============

Net income (loss) per share - basic                      0.02   $       0.00   $       0.05   $      (0.01)
                                                 ============   ============   ============   ============
Net income (loss) per share - diluted                    0.02   $       0.00   $       0.04   $      (0.01)
                                                 ============   ============   ============   ============
Weighted average number of shares
used in per share computations
                                        Basic:     10,967,588     10,967,588     10,967,588     10,967,588
                                                 ============   ============   ============   ============
                                      Diluted:     11,612,435     11,025,475     11,590,115     10,967,588
                                                 ============   ============   ============   ============

See the accompanying notes to the condensed financial statements.

                                                                     Page 3 of 9


                           SIERRA MONITOR CORPORATION

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                        Three months ended         Nine months ended
                                                           September 30,             September 30,
                                                         2000         1999         2000         1999
                                                       ---------    ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                    $ 236,153    $  22,835    $ 512,375    $(135,649)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Depreciation & amortization                       64,327       63,380      180,079      189,269
        Allowance for doubtful accounts                    2,250        3,210        2,795        7,748
        Deferred income taxes                               --           --             (1)     (25,317)
        Changes in operating assets and liabilities:
          Trade receivables and notes receivables          8,058     (353,842)    (681,688)    (207,957)
          Inventories                                     99,000      (99,509)    (146,903)    (163,274)
          Prepaid expenses                               (12,819)       3,779      (17,512)     (28,731)
          Accounts payable                                36,020      277,191      141,289      256,327
          Accrued expenses                                (4,697)     (14,031)     135,172       20,388
          Other current liabilities                       15,522        4,748       31,143      (25,756)
          Income taxes payable                           124,542         --        258,647     (105,052)
                                                       ---------    ---------    ---------    ---------
              Net cash provided by (used in)
                operating activities                     568,356      (92,239)     415,396     (218,004)
                                                       ---------    ---------    ---------    ---------
Cash flows from investing activities:

  Capital expenditures                                  (109,322)     (15,519)    (170,925)     (80,252)
  Short term investments                                    --           --           --        245,522
  Acquisition of business assets                            --           --           --       (171,282)
  Other assets                                              --           (500)        --           (789)
                                                       ---------    ---------    ---------    ---------
              Net cash used in investing activities     (109,322)     (16,019)    (170,925)      (7,367)
                                                       ---------    ---------    ---------    ---------
Cash flows from financing activities:
   Proceeds from repayment of notes receivable
       from shareholders                                   3,345        3,519       10,498        9,905
                                                       ---------    ---------    ---------    ---------
              Net cash provided by financing
              activities                                   3,345        3,519       10,498        9,905
                                                       ---------    ---------    ---------    ---------
Net increase (decrease) in
  cash and cash equivalents                              462,379     (104,739)     254,969     (215,466)
Cash and cash equivalents at beginning of period         399,529      282,940      606,939      393,667
                                                       ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period             $ 861,908    $ 178,201    $ 861,908    $ 178,201
                                                       =========    =========    =========    =========

See the accompanying notes to the condensed financial statements.

                                                                     Page 4 of 9

                           SIERRA MONITOR CORPORATION

                   Notes to the Condensed Financial Statements

                               September 30, 2000

Basis of Presentation

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 which was filed March 30, 2000. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of September 30, 2000 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Recent Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board ("FSAB") issued FIN 44, an interpretation of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 addresses inconsistencies in accounting for stock-based compensation that arise from implementation of APB Opinion No. 25. The Company adopted FIN 44 on July 1, 2000. The Company determined that FIN 44 has had no material effect on its financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
133). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company does not currently hold any derivative financial instruments in the ordinary course of its operations and does not engage in hedging activities. As a result, the Company has determined that the adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company does not expect that the adoption of SAB 101 will have a material impact on its financial statements or results of operations.

Summary of Business

      Sierra Monitor Corporation ("SMC" or the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places. In addition to gas monitoring systems, the Company manufactures microprocessor based systems used to monitor and control environmental conditions in small, remote, structures used for cellular and hard wire telephone equipment. The Company also manufactures a product known as a Communications Bridge. The Communications Bridge enables electronic control systems to communicate with each other, generally over Ethernet, even when the systems use non-compatible data storage and transfer protocols.

      Products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, telecommunications companies, building control systems integrators, parking garages and landfill rehabilitation projects.

Inventories

A summary of inventories follows:

                                  September 30,                 December 31,
                                      2000                          1999
                          -------------------------      -----------------------
Raw Materials             $          490,908             $          403,338
Work-in-process                      282,409                        520,220
Finished goods                       540,234                        243,090
                          -------------------------      -----------------------
                          $        1,313,551             $        1,166,648
                          =========================      =======================

Net Income (Loss) per share

Basic Earnings Per Share (EPS) is computed using the weighted  average number of common shares outstanding  during the period.  Diluted EPS is computed using the
weighted-average   number  of  common  and  dilutive  common  equivalent  shares outstanding  during the period.  Dilutive  common  equivalent  shares consist of common stock  issuable upon  exercise of stock options using the treasury  stock method.  No adjustments  to earnings  (loss) were made for purposes of per share calculations.  The Company  reported a net loss for the nine month  period ended
September  30, 1999.  As a result  106,039  shares have been  excluded  from the calculation of diluted loss per share for the nine month period ended  September
30, 1999, as such shares would be antidilutive. For the three month period ended
September  30, 1999  options to  purchase  300,000  shares of common  stock were outstanding  but not  included  in the  computation  of diluted  EPS because the option  exercise  price was  greater  than the  average  market  price of common shares.  The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine month periods  ending  September
30, 2000 and 1999, respectively:
                                              3 months ended    9 months ended   3 months ended    9 months ended
                                                9/30/2000         9/30/2000         9/30/1999        9/30/1999

Basic EPS - weighted-average number of
    common shares outstanding                     10,967,588       10,967,588       10,967,588       10,967,588

Dilutive stock options                               644,847          622,527           57,887                -
                                             ----------------- ----------------- ---------------- -----------------

Diluted EPS - dilutive potential common           11,612,435       11,590,115       11,025,475       10,967,588
       shares

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the three months ended September 30, 2000, Sierra Monitor Corporation ("Sierra Monitor" or the "Company") reported net sales of $2,618,045 compared to $1,814,432 for the three months ended September 30, 1999. For the nine-month period ended September 30, 2000, net sales were $7,140,554 compared with $4,985,171 in the prior year nine-month period. The results for the third quarter of 2000 represent a 44% increase from the same period in the prior year. The results for the first nine months of fiscal 2000 represent a 43% increase from the same period the prior year.

      The primary reason for the increase in sales is an increase in shipments of environment controllers, which are used in telephone and cable company applications. Major telephone and cable companies continue expansion of infrastructure to meet rapidly growing demand for Internet related broadband services. Broadband expansion requires that small buildings and underground vaults must be located within approximately two miles of each home to be serviced. For each small structure Sierra Monitor has an opportunity to supply an environment controller. The Company is presently the sole supplier of environment controllers for a bandwidth expansion project by a major telephone company.

      In addition to products for the telephone industry, sales of Communications Bridges increased in both the three and nine month periods ended September 30, 2000 compared to the same periods of 1999. Sales of gas detection systems also increased in the same three month and nine month periods.

      Gross profit of $1,624,102 for the three-month period ended September 30, 2000 was 62% of sales compared to $1,095,795 or 60% of sales, in the same period in the previous year. The gross profit for the nine-month period ended September 30, 2000 was $4,463,277 or 62% of sales, compared to $3,043,742 or 61% of sales, in the same period in the previous year. The gross margin, for the three and nine month periods in both 2000 and 1999 are consistent with historical levels.

       Expenses for research and development, which include new product development and engineering to sustain existing products, were $264,305 or 10% of sales, for the three-month period ending September 30, 2000 compared to $188,508, also 10% of sales, in the comparable period in 1999. In the nine-month periods ending September 30, 2000 and 1999, research and development expenses were $768,652 or 11% of sales, and $591,788, or 12% of sales, respectively. The Company has maintained a high level of investment in engineering activities in support of the communications bridge including expansion of software libraries and development of new hardware packages which have not yet been released to market. During the remainder of fiscal year 2000, several new package versions of the communications bridge will be released for sale in specific industry applications. Engineering expenses also include various, customer-requested, software modifications for environment controllers and minor changes to gas detection products.

      Selling and marketing expenses for the three-month period ended September 30, 2000 were $638,642 or 24% of sales, compared to $565,888, or 31% of sales, in the comparable period in the prior year. For the nine-month periods ending September 30, 2000 and 1999, selling and marketing expenses were $1,845,763 or 26% of sales, and $1,704,989, or 34% of sales, respectively. Selling costs include commissions paid to independent sales representatives. Commissions, as a percentage of sales, vary periodically based on product mix, level of discounting and channels of distribution. In the three and nine month periods ending September 30, 2000, total commission expense remained at approximately the same level as the prior year, but result in approximately 2% lower percentage of sales due to the higher volume of business in 2000. There have been no other significant changes in selling expenses and the lower percentage of sales in 2000 is, again, reflective of the leverage of higher sales levels without a similar increase in commission expense.

      General and administrative expenses increased to $360,091 or 14% of sales, for the three-month period ended September 30, 2000 from $321,205, or 18% of sales, in the three-month period ended September 30, 1999. General and administrative expenses increased to $1,072,888 or 15% of sales, for the nine-month period ended September 30, 2000 from $941,892, or 19% of sales, in the nine-month period ended September 30, 1999. Increases in salary and benefit expenses contributed to the higher general and administrative expenses.

      Net income, after interest and provision for income taxes, for the three months ended September 30, 2000 was $236,153, or 9% of net sales, compared with $22,835, or 1% of net sales, in the three months ended September 30, 1999. Net income for the nine-month period ended September 30, 2000 was $512,375 or 7% of net sales, compared with net loss of $135,649, or 3% of net sales, in the same period in the prior year.

Liquidity and Capital Resources

      During the nine- month period ended September 30, 2000, the Company's working capital increased by $532,027 from December 31, 1999. At September 30, 2000, cash and cash equivalents and short-term investments, totaled $861,908 compared to $606,939 at December 31, 1999. Net trade accounts receivable have increased $685,343 since the beginning of the year, and inventories have increased $146,903.

      The Company currently has no current or long term balance due on its line of credit with its commercial bank. The Company believes that its current capital resources, which include cash, accounts receivable and the line of credit are sufficient to support existing and anticipated levels of business for at least the next twelve months.

Field Server Technologies

      During the fourth quarter of 2000 the Company will release several new communications products which utilize its Communications Bridge software programs. The products, trademarked "FieldServer" are smaller and lower cost than the Communications Bridge and are targeted toward embedded system applications and original equipment manufacturer markets.

      The markets and channels of distribution for the communications products are now substantially different than those for gas detection products. To insure that sales efforts are focused on those markets a new division of Sierra Monitor Corporation named FieldServer Technologies will be created. The new division will be responsible for ongoing design of new products and for the marketing and sales of communications products. FieldServer Technologies' address will be the same as Sierra Monitor Corporation but the division will function independently and will operate its own web site; www.FieldServer.com.

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Item 5.    Other Information - N/A

Item 6.    Exhibits and Reports on Form 8-K

           a.     Exhibits.

                           10.6 Standard Industrial Lease dated July 31, 2000, by and between GEOMAX and Registrant.

                           27.0     Financial Data Schedule

           b.     Reports on Form 8-K - None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SIERRA MONITOR CORPORATION

                                                  Registrant

Date:      November 12, 2000                  By:    /S/ GORDON R. ARNOLD

                                                  ------------------------------
                                                  Gordon R. Arnold
                                                  President
                                                  Chief Financial Officer