Form 10KSB40
period 2000-12-31
SIERRA MONITOR CORP /CA/
filed 2001-03-27
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

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

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2000 were $9,442,809. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2001 was approximately $9,383,270 based upon the last reported sale, which occurred on March 20, 2001. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 20, 2001 was 10,967,588.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11 & 12 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the Registrant's Information Statement for the Annual Shareholders' Meeting to be held on May 10, 2001.

Transitional Small Business Disclosure Format Yes ___; No  X
                                                          ---

                                     PART I

Item 1.       Description of Business.

      Sierra Monitor Corporation ("SMC" or the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for the protection of personnel and facilities in industrial work places.

      Products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, telecommunications companies, parking garages and landfill rehabilitation projects. All of the Company's products are marketed to all such industries. The Company considers itself to operate in one business segment. Substantially all of the revenues reported in Part II, Item 7 are attributable to sales to that segment.

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

      The Company capitalizes on its expertise in microprocessor based control hardware to develop products which incorporate functions not found in many competitive instruments. In this respect, the Company markets products under the concept of "Gas Risk Management". Gas Risk Management utilizes features such as recorded event information, and graphical displays on central computers, to allow users to identify hazards and problems before they evolve into incidents which, at a minimum, could cause production delays, evacuation of personnel and potentially even damage and injury. In 2000, revenue from gas detection products was approximately 53% of the Company's sales compared with approximately 70% in the previous year.

      In addition to gas detection devices, products supplied to the telecommunications industry include microprocessor based controllers which are used to manage other environmental and security conditions in remote structures such as cellular stations and fiber optic booster stations. The environmental controllers integrate various functions which would otherwise require individual controls and alarm handling. The demand for environment controllers is driven, primarily, by new construction of infrastructure for the telephone, wireless and cable industries. Demand for increased communications bandwidth such as cable and DSL modems is currently driving telecommunications infrastructure expansion. In 2000, revenue from products sold to the telecommunications industry was approximately 40% of the Company's sales compared with 29% in the previous year.

      The Company also manufactures a line of products known as Industrial Communication Bridges (Bridges). Many industrial instruments, such as gas detection systems, programmable logic controllers and various analytical systems and sensing devices, communicate in different, non-standard, protocols. Bridges provide a means for reading and writing data into these devices using a common, standard protocol. In 2000, revenue from Bridge products was approximately 7% of the Company's sales. In the fourth quarter of 2000 the Company announced plans to create a division with responsibility for development and sales of Bridge products. The new division will operate under the name FieldServer Technologies and the products will be sold using the product name "FieldServer".

      The Company maintains research and development programs to enhance existing products and to develop new products. Over the last three fiscal years, the Company's research and development expenses, which include costs for sustaining engineering, have averaged approximately 10.5% of sales. In 2000, research and development expenses totaled $1,008,098 compared to $797,057 in 1999 and $638,430 in 1998.

      The Company's products are sold through a network of sales representatives supervised by regional managers. There are currently 31 authorized representatives with a total of 47 sales offices in the United States. The majority of the Company's representatives have exclusive territories and the sales agreements with each representative restricts them from representing competing lines. The Company's internal sales organization includes a Sales Manager, four Regional Sales Managers, two Product Specialists, an Inside Sales Manager and support personnel. In addition to its primary factory and office facility in California and a manufacturing facility located in Florida, the Company maintains separate regional sales offices in California, Illinois, Pennsylvania and Texas.

      At December 31, 2000, the Company had 47 employees, of whom 7 were in research and development; 11 were in marketing, sales and service; 4 were in general administration; and 25 were in operations and manufacturing. At that date, 36 of the Company's employees were located in Milpitas, California, 7 were located in Fort Myers, Florida, 1 was located in Temple City, California, 1 was located in Chicago, Illinois, 1 was located in Philadelphia, Pennsylvania, and 1 was located in Corpus Christi, Texas. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

      The demand for gas monitoring devices and other industrial monitoring instruments is not seasonal and there are no gas monitoring device customers to whom sales exceed 10% of total annual sales. One environment controller customer accounted for approximately 19% of the Company's net sales in 2000. Within the market sector, the telecommunications industry is expected to account for up to 50% of the Company's sales and, as such, economic factors or labor problems could affect Company sales to that industry.

      The commercial order backlog for the Company's products at December 31, 2000 was $1,049,659 compared with $731,337 at December 31, 1999. The backlog includes orders for which the Company has not yet received engineering release from the customer. Since the Company generally ships its products within the same quarter that it receives a purchase order and engineering release from the customer for such products, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales.

      The Company has entered into various agreements with representatives in foreign countries to promote the Company's products but no formal international marketing program exists. In each of the two years ended December 31, 2000 and 1999, sales to international customers were less than 10% of total sales. In the year ended December 31, 1998, sales to international customers were 14% of total sales. The Company has no assets in any foreign countries.

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

      Selected Financial Data.

      The following table sets forth the selected financial data for each of the last five fiscal periods ended December 31, 1996 through 2000:

                                                                    Years Ended December 31,
                                           2000              1999             1998             1997              1996
Net sales                             $     9,442,809  $     6,759,192   $     6,981,122  $     5,130,597  $    5,040,177
Net income (loss)                     $       669,465  $      (77,669)   $       220,726  $       189,204  $      149,430
Net income (loss) per share - basic
and diluted                           $          0.06  $        (0.01)   $          0.02  $          0.02  $         0.01
Total assets                          $     4,812,312  $     3,633,683   $     3,708,207  $     3,032,488  $    2,924,132

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

      Our operations are concentrated in a single building in Milpitas, California, and a small assembly plant in Fort Myers, Florida. Our operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt our operations. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Item 2.       Description of Property.

      The Company's principal executive, administrative, manufacturing and engineering operations are located in a 15,000 square foot leased facility in Milpitas, California. This facility is occupied under a lease expiring March 31, 2006. The Company also leases a 5,000 square foot sales and manufacturing facility in

Fort Myers, Florida under a lease expiring March 31, 2003. Management considers that the current facilities are adequate for the present level of operations and that additional office and factory space is available in the immediate vicinity. The Company also leases sales offices near Los Angeles, California; Chicago, Illinois; Philadelphia, Pennsylvania; and Houston, Texas.

Item 3.       Legal Proceedings.

      To the knowledge of the Company's management, there are no legal proceedings pending to which the Company is a party or to which the Company's property is subject.

Item 4.       Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5.       Market for  Registrant's  Common  Equity and  Related  Stockholder
              Matters.

      (a) There is not an active market for the Company's stock and the Company's stock is currently traded solely on the NASDAQ over-the-counter Bulletin Board. To the Company's knowledge, there is only infrequent trading in limited volume. The Company understands that trades in Common Stock from September 2000 to December 2000 have been effected at prices ranging from $2.13 to $3.25 per share. Because trading of the Company's stock is so infrequent, the Company is unable to provide historic price information.

      (b) As of March 23, 2001 there were approximately 350 holders of record of the Company's Common Stock.

      (c) The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain any future earning to finance operations and the further development of the Company's business and does not presently intend to disperse any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Fiscal 2000 vs. Fiscal 1999

      For the year ended December 31, 2000, the Company reported net sales of $9,442,809 compared to net sales of $6,759,192 in the prior year. Income before income taxes was $1,102,477 in 2000 compared to a loss before income taxes of $112,430 in 1999. Net income in 2000 was $669,465 compared to a net loss in 1999 of $77,669.

      Sales increased in 2000 by approximately 40% compared to the prior year. The primary reason for the increase in sales is an increase in shipments of environment controllers which are used in telephone and cable company applications. Major telephone and cable companies continue expansion of infrastructure to meet rapidly growing demand for Internet related broadband services. Broadband expansion requires that small buildings and underground vaults must be located within approximately two miles of each home to be serviced. For each small structure Sierra Monitor has an opportunity to supply an environment controller. The Company is presently the sole supplier of environment controllers for a bandwidth expansion project by a major telephone company. The expansion project is expected to continue through, at least, the end of calendar 2002.

      In addition to products for the telephone industry, sales of Bridges almost doubled in 2000, primarily as a result of expansion of promotional activities related to the building automation industry. As part of its ongoing investment in product development, the Company has developed a number of software programs, known as protocol drivers, which are applicable to that industry. Protocol Drivers are software programs which enable FieldServers to share data between instruments which communicate in non-compatible protocols.

      Sales of gas detection systems also increased in 2000 compared to 1999. The level of sales of Sentry systems, the Company's primary, digital-based, product group, increased in 2000. Sales of Sentry systems can be influenced by release of large orders for construction projects. More such projects were shipped in 2000 compared to the number shipped in 1999.

      Gross profit as a percent of sales was 62.6% in 2000 compared to 61.5% in the prior year. Although there was a change in the mix of the Company's product shipments, there was no significant change in selling prices and no significant increase in labor costs and materials costs beyond normal inflation.

      Research and development expenses, which include sustaining engineering for existing products, increased to $1,008,098 or 10.7% of net sales, in the year ended December 31, 2000 compared to $797,057, or 11.8% of sales, in the year ended December 31, 1999. The Company has continued to make significant investments in the expansion of the Bridge product line. In conjunction with the formation of the Company's new FieldServer Technologies division in early 2001, a series of new hardware packages will be released for sale. The new packages run existing software programs and allow sales to be targeted toward value added reseller and original equipment manufacturer channels of distribution. The Company intends to continue the development of additional hardware packages for sale under the FieldServer product name while expanding the number of Protocol Drivers.

      Selling and marketing expenses increased to $2,415,030, or 25.6% of net sales, in 2000, from $2,234,387, or 33.1% of net sales, in the prior year. Selling and marketing costs increased due to higher salary and internal sales commission expenses in connection with the 40% increase in net sales. Selling and marketing costs as a percentage of sales decreased due to economies of scale and a reduction in the percentage of sales paid in commissions to outside sales representatives. In addition, a significant portion of the increased sales were made directly to end users and did not generate outside sales commission expenses.

      General and administrative expenses increased to $1,399,641 in 2000 from $1,250,412 in 1999. The higher general and administrative expenses are the result of higher wage and salary costs including the full year effect of the addition of administrative personnel in both the Company's California main office and the Florida office, which was opened last year.

      Interest income in 2000 was $13,874 compared with interest income of $16,803 in 1999. There was no interest expense in 2000.

      Income tax expense for the 2000 was $433,013. In 1999, due to the loss from operations, an income tax benefit of $34,761 was realized. The Company has no net loss carry forward, so the Company's income tax expense varies from statutory tax rates only as a result of permanent differences.

Fiscal 1999 vs. Fiscal 1998

      For the year ended December 31, 1999, the Company reported net sales of $6,759,192 compared to net sales of $6,981,122 in the prior year. Loss before income taxes was $112,430 in 1999 compared to income before income taxes of $321,467 in the previous year. Net loss in 1999 was $77,669. Net income in 1998 was $220,726.

      Sales decreased by approximately 3% in 1999 compared to the prior year. Although there were no significant changes in selling prices, there were several significant changes in product mix. The level of sales of Sentry systems was lower in 1999 than in 1998. Sales of Sentry systems can be influenced by release of large orders for construction projects. Few such projects were shipped in
1999 compared to the number shipped in 1998. Sales of analog-based gas sensor modules returned to historical levels after a single order to an international customer had contributed to a higher level in 1998. Sales to the U.S. Navy also returned to historical levels in 1999 compared to a higher sales level in 1998. Offsetting most of the reductions of sales of gas detection products, sales of environment controllers and gas monitors for use in telephone company applications increased to approximately 29% of the Company's sales in 1999 compared to approximately 14%
in 1998. In addition, sales of the Company's Bridge products increased from less than 1% of sales in 1998 to approximately 5% of sales in 1999.

      Gross profit as a percent of sales was 61.5% in 1999 compared to 58.8% in the prior year. In 1998, several factors contributed to lower margins than historical levels, including discounts allowed for several large orders, and an increase in the volume of sales of "buy out" products and services, which have lower margins. Buy outs are products and services which are required to be supplied by the Company as part of large projects but which are not manufactured by the Company. These include battery back up systems, specialized controllers and professional services to integrate those items into gas monitoring systems. In 1999, management took specific actions to return margins to historical levels which have been above 60% of sales. Those actions included modification of compensation plans, management review of sales discount proposals and selective price increases. There were no significant increases in manufacturing labor costs and materials costs, beyond normal inflation, which contributed to the change in gross profit.

      Research and development expenses, which included sustaining engineering for existing products, were $797,057 or 11.8% of net sales, in the year ended December 31, 1999 compared to $638,430, or 9.1% of sales, in the year ended December 31, 1998. The Company continued to make significant investments in the development of an improved hardware platform and additional protocol drivers for the Bridge.

      Selling and marketing expenses were $2,234,387 or 33.1% of net sales in 1999, from $2,091,145, or 30.0% of net sales, in the prior year. The changes in product mix in 1999, described above, resulted in a higher percentage of sales for which sales commissions were paid to employees and to independent representatives compared to 1998.

      General and administrative expenses increased to $1,250,414 in 1999 from $1,082,282 in 1998. The higher general and administrative expenses were the result of higher wage and salary costs

      Interest income in 1999 was $16,083 compared with interest income of $31,901 in 1998. Interest expense in 1999 was $2,884 compared with no interest expense in 1998.

      Due to the loss from operations, a 1999 income tax benefit of $34,761 was realized, compared to income tax expense in 1998 of $100,741.

Liquidity and Capital Resources.

      The Company's working capital at December 31, 2000, was $2,995,896, an increase of 35% over the working capital of $2,189,339 at December 31, 1999. The increase in working capital is due to the net income as there were no equity or long term transactions in 2000.

      Inventory levels increased 25% during 2000 following a 28% increase in the prior year. The increase in 2000 is due to the higher manufacturing run rates required to support the 40% increase in net sales. The increase in the prior year was due, in part, to an increase in the number of manufactured products offered by the Company. Inventory on hand was $1,460,510 at December 31, 2000 compared with $1,166,648 at December 31, 1999. Inventories are currently being maintained at high levels, relative to conventional manufacturing norms, to insure the Company's ability to provide quick delivery of customer orders. The Company believes that its ability to deliver product with short lead times provides a competitive advantage.

      The Company had no long term liabilities and no bank borrowings at December 31, 2000.

      The Company maintains a $250,000 line of credit, secured by accounts receivable, with its commercial bank. At December 31, 2000 there were no outstanding borrowings against the line of credit. The Company currently anticipates that the line of credit will be renewed on similar terms upon its expiration in June 2001.

      At December 31, 2000 the balance sheet reflected $1,166,296 of cash and $1,295,667 of net receivables. At December 31, 1999, total cash and cash equivalents were $606,939 and net receivables were $801,593. Due to the loss in 1999, the Company was not obligated to make estimated payments of income tax during 2000. Cash provided by operating activities increased principally as a result of improved results of operations in 2000 and a related increase in income taxes payable, This increase was partially offset by increases in net receivables and inventory related to higher revenues. The increase in net receivables is consistent with the increase in the level of sales during the final two months of 2000 compared to the same period a year earlier.

      Management believes that its present resources, including cash, bank line of credit and accounts receivable, are sufficient to fund its anticipated level of operations through at least January 1, 2002.

Item 7.       Financial Statements and Supplementary Data.

      Reference is made to the financial statements set forth in this Form 10-KSB report in Part IV, as indexed in Part III, Item 13, and by such reference such information is incorporated herein.

      The following  tables set forth quarterly  supplementary  data for each of the years in the two-year period ended December 31, 2000.
                                                                                2000
                                            ------------------------------------------------------------------------------
                                                                    Quarter Ended                           Year Ended
                                            ---------------------------------------------------------------
                                               Mar. 31         Jun. 30         Sep. 30         Dec. 31         Dec. 31
                                            --------------- --------------- --------------- --------------- --------------
Revenue                                     $   2,185,451   $    2,337,059  $    2,618,045  $   2,302,254   $   9,442,809
Gross profit                                    1,360,431        1,478,744       1,624,102      1,458,096       5,911,373
Income before income taxes                        180,327          238,106         363,313        320,732       1,102,478
Net income                                        124,430          151,791         236,153        157,091         669,465
Basic and diluted net income per
    share                                            0.01             0.01            0.02           0.01            0.06
Shares used in computing basic net income
    per share                                  10,967,588       10,967,588      10,967,588     10,967,588      10,967,588
Shares used in computing diluted net
    income per share                           11,347,344       11,406,243      11,612,435     11,596,774      11,501,038


                                                                                1999
                                            ------------------------------------------------------------------------------
                                                                    Quarter Ended                           Year Ended
                                            ---------------------------------------------------------------
                                               Mar. 31         Jun. 30         Sep. 30         Dec. 31         Dec. 31
                                            --------------- --------------- --------------- --------------- --------------
Revenue                                     $   1,659,288   $   1,511,452   $   1,814,432   $   1,774,021   $   6,759,192
Gross profit                                    1,026,214         921,733   1,095,795           1,112,540       4,156,282
Income (loss) before income
    taxes                                        (62,105)       (140,371)          22,835          67,211       (112,430)
Net income (loss)                                (62,105)        (96,382)          22,835          57,983        (77,669)
Basic net income (loss) per share                  (0.01)          (0.01)            0.00            0.01          (0.01)
Shares used in computing basic net income
    (loss)per share                            10,967,588      10,967,588      10,967,588      10,967,588      10,967,588
Shares used in computing diluted net
    income (loss)per share                     10,967,588      10,967,588      11,025,745      11,256,679      10,967,588

Item 8.      Changes In and  Disagreements  With  Accountants on Accounting and
              Financial Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The  following  table sets forth certain  information  with respect to the directors and executive  officers of the Company as of December 31, 2000,  based upon information furnished by such persons:
                                                                                                     Director or
Name                         Principal Occupation or Employment                             Age      Officer Since
----                         ----------------------------------                             ---      -------------
Gordon R. Arnold             Director of the Company;                                       55            1984
                             President,  Chief Executive Officer and Secretary

Michael C. Farr              Vice President of Operations                                   43            1986

Stephen R. Ferree            Vice President of Marketing                                    53            1992

Edward K. Hague              Vice President of Engineering                                  39            1997

C. Richard Kramlich          Director of the Company;                                       65            1980
                             General Partner of New Enterprise Associates
                             a venture capital firm.

Jay T. Last                  Director of the Company;                                       71            1977
                             President, Hillcrest Press (Publisher), and
                             business and technical consultant.

Robert C. Marshall           Director of the Company;                                       69            1998
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

      With respect to the other information required by this item, the sections entitled "Election of Directors - Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 10, 2001 and to be filed with the SEC within 120 days of December 31, 2000 are incorporated by reference herein.

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

Item 13.      Exhibits, Financial Statements and Reports on Form 8-K.

      (a) Financial Statements. The following documents are filed as part of this report:


              Financial Statements and Schedules:

                  Independent Auditors' Report.

                  Balance Sheets at December 31, 2000 and 1999.

                  Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

                  Statements  of  Shareholders'   Equity  for  the  years  ended
                  December 31, 2000, 1999, and 1998.

                  Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

                  Notes to Financial Statements.

       (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 2000.

      (c)     Exhibits.

      Exhibit Number                            Description

          3.0                  Articles  of  Incorporation  of  the  Registrant.
                               (Incorporated by reference to Exhibit 3 of Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989 Form 10-K"))

          3.1 Bylaws of Registrant. (Incorporated by reference to the Exhibit 3.1 of Company's quarterly report on Form 10-QSB for the quarter ended June 30,
                               1998)

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

         10.3 Assignment of Intellectual Property and Transfer of Rights. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1998)

         10.4 Assignment of Intellectual Property, Transfer of Rights, and Asset Purchase Agreement. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1999)

         10.5 Standard Industrial Lease dated July, 30 2000, by and between Geomax and Registrant. (Incorporated by reference to Exhibit 10.6 of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2000)

         23.1                   Consent of Independent Auditors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 26, 2001.

                                             SIERRA MONITOR CORPORATION

                                             (Registrant)



                                             By  /s/  Gordon R. Arnold
                                                 -------------------------------

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

        Date                                  Title                                     Signature
        ----                                  -----                                     ---------

March 26, 2001                Chief Executive Officer, Chief
                              Financial Officer and Director
                              (Principal Executive, Financial
                              and Accounting Officer)                        By  /s/  Gordon R. Arnold
                                                                                 -------------------------------
                                                                                   Gordon R. Arnold


March 26, 2001                Director                                       By  /s/  C. Richard Kramlich
                                                                                 -------------------------------
                                                                                   C. Richard Kramlich


March 26, 2001                Director                                       By  /s/  Jay T. Last
                                                                                 -------------------------------
                                                                                   Jay T. Last


March 26, 2001                Director                                       By  /s/  Robert C. Marshall
                                                                                 -------------------------------
                                                                                   Robert C. Marshall

                                     PART IV




                           SIERRA MONITOR CORPORATION

                              Financial Statements

                           December 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                           SIERRA MONITOR CORPORATION

                                Table of Contents

                                                                            Page

Independent Auditors' Report                                                  1

Balance Sheets                                                                2

Statements of Operations                                                      3

Statements of Shareholders' Equity                                            4

Statements of Cash Flows                                                      5

Notes to Financial Statements                                                 6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sierra Monitor Corporation:


We have audited the accompanying balance sheets of Sierra Monitor Corporation as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP

Mountain View, California
March 5, 2001


                           SIERRA MONITOR CORPORATION

                                 Balance Sheets

                           December 31, 2000 and 1999
                                Assets                                2000          1999
                                                                  -----------    -----------
Current assets:

     Cash and cash equivalents                                    $ 1,166,296    $   606,939
     Trade receivables, less allowance for doubtful accounts of
        $79,027 and $138,572 in 2000 and 1999, respectively         1,295,667        801,593
     Notes receivable                                                  16,879         27,084
     Inventories                                                    1,460,510      1,166,648
     Prepaid expenses                                                  84,920        103,849
     Deferred income taxes                                            196,443        212,311
                                                                  -----------    -----------
               Total current assets                                 4,220,715      2,918,424

Property and equipment, net                                           231,000        198,657
Deferred income taxes                                                   5,863         97,850
Other assets                                                          354,734        418,752
                                                                  -----------    -----------
               Total assets                                       $ 4,812,312    $ 3,633,683
                                                                  ===========    ===========

                 Liabilities and Shareholders' Equity
Current liabilities:

     Accounts payable                                             $   475,111    $   411,540
     Accrued compensation expenses                                    352,569        273,733
     Other current liabilities                                         75,424         43,812
     Income taxes payable                                             321,715           --
                                                                  -----------    -----------
               Total current liabilities                            1,224,819        729,085
                                                                  -----------    -----------
Commitments
Shareholders' equity:

     Common stock; $0.001 par value; 20,000,000 shares
        authorized; 10,967,588 shares issued and outstanding           10,968         10,968
     Additional paid-in capital                                     3,148,976      3,148,976
     Retained earnings (accumulated deficit)                          455,025       (214,440)
     Notes receivable from shareholders                               (27,476)       (40,906)
                                                                  -----------    -----------
               Total shareholders' equity                           3,587,493      2,904,598
                                                                  -----------    -----------
               Total liabilities and shareholders' equity         $ 4,812,312    $ 3,633,683
                                                                  ===========    ===========

See accompanying notes to financial statements

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                  Years ended December 31, 2000, 1999, and 1998
                                                      2000           1999            1998
                                                  ------------   ------------    ------------
Net sales                                         $  9,442,809   $  6,759,192    $  6,981,122

Cost of goods sold                                   3,531,436      2,602,910       2,875,221
                                                  ------------   ------------    ------------
         Gross profit                                5,911,373      4,156,282       4,105,901
                                                  ------------   ------------    ------------
Operating expenses:
   Research and development                          1,008,098        797,057         638,430
   Selling and marketing                             2,415,030      2,234,387       2,091,145
   General and administrative                        1,399,641      1,250,412       1,082,282
                                                  ------------   ------------    ------------
                                                     4,822,769      4,281,856       3,811,857
                                                  ------------   ------------    ------------
         Income (loss) from operations               1,088,604       (125,574)        294,044

Interest income                                         13,874         16,083          31,901
Other expense                                             --           (2,939)         (4,478)
                                                  ------------   ------------    ------------
         Income (loss) before income taxes           1,102,478       (112,430)        321,467

Income taxes                                           433,013        (34,761)        100,741
                                                  ------------   ------------    ------------
         Net income (loss)                        $    669,465   $    (77,669)   $    220,726
                                                  ============   ============    ============
Net income (loss) per share:

         Basic and diluted                        $       0.06   $      (0.01)   $       0.02
                                                  ============   ============    ============
Weighted-average number of shares used in
   per share computations:

         Basic                                      10,967,588     10,967,588      10,700,038
                                                  ============   ============    ============
         Diluted                                    11,501,038     10,967,588      11,084,058
                                                  ============   ============    ============

See accompanying notes to financial statements

                           SIERRA MONITOR CORPORATION

                       Statements of Shareholders' Equity

                  Years ended December 31, 2000, 1999, and 1998


                                                                                Retained          Notes
                                      Common stock            Additional        earnings        receivable         Total
                               ----------------------------     paid-in       (accumulated         from         shareholders'
                                  Shares          Amount        capital         deficit)       shareholders       equity
                               --------------   -----------  -------------- ---------------  ---------------- ----------------
Balances as of
   December 31, 1997              10,566,263   $    10,566     $ 2,926,469      (357,497)     $   (24,387)     $ 2,555,151

Exercise of stock options            190,000           190          37,810          --            (37,000)           1,000

Repayment of notes
    receivable                          --            --           184,697          --              8,147          192,844

Issuance of common stock
   for technology rights             211,325           212            --            --               --                212

Net income                              --            --              --         220,726             --            220,726
                                 -----------   -----------     -----------   -----------      -----------      -----------
Balances as of
   December 31, 1998              10,967,588        10,968       3,148,976      (136,771)         (53,240)       2,969,933

Repayment of notes receivable           --            --              --            --             12,334           12,334

Net loss                                --            --              --         (77,669)            --            (77,669)
                                 -----------   -----------     -----------   -----------      -----------      -----------
Balances as of
   December 31, 1999              10,967,588        10,968       3,148,976      (214,440)         (40,906)       2,904,598

Repayment of notes
    receivable                          --            --              --            --             13,430           13,430

Net income                              --            --              --         669,465             --            669,465
                                 -----------   -----------     -----------   -----------      -----------      -----------
Balances as of
   December 31, 2000              10,967,588   $    10,968     $ 3,148,976       455,025      $   (27,476)     $ 3,587,493
                                 ===========   ===========     ===========   ===========      ===========      ===========

See accompanying notes to financial statements

                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                  Years ended December 31, 2000, 1999, and 1998
                                                              2000           1999           1998
                                                           -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                       $   669,465    $   (77,669)   $   220,726
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                         255,227        150,185        140,820
         Loss on disposal of fixed assets                         --            2,415           --
         Allowance for doubtful accounts                         7,500         13,084         84,485
         Deferred income taxes                                 107,855        (35,561)         5,901
         Changes in operating assets and liabilities:
            Trade receivables                                 (501,574)       308,396       (374,214)
            Inventories                                       (293,862)      (221,459)      (147,643)
            Prepaid expenses                                    18,929          8,929         44,103
            Accounts payable                                    63,571        116,266        141,357
            Accrued compensation expenses                       78,836         (7,693)        56,664
            Other current liabilities                           31,612        (12,710)         1,718
            Income taxes payable                               321,715       (105,052)        61,197
                                                           -----------    -----------    -----------
               Net cash provided by operating activities       759,274        139,131        235,114
                                                           -----------    -----------    -----------
Cash flows from investing activities:
   Capital expenditures                                       (221,808)      (118,658)      (235,504)
   Short-term investments, net                                    --          245,522        196,311
   Other assets                                                 (1,744)       (72,975)      (113,306)
                                                           -----------    -----------    -----------
               Net cash (used in)  provided by
                  investing activities                        (223,552)        53,889       (152,499)
                                                           -----------    -----------    -----------
Cash flows from financing activities:
   Repayment of notes receivable                                23,635         20,252         12,567
   Proceeds from exercise of stock options and
      warrant, net of notes receivable                            --             --            1,000
                                                           -----------    -----------    -----------
               Net cash provided by financing activities        23,635         20,252         13,567
                                                           -----------    -----------    -----------
Net increase in cash and cash equivalents                      559,357        213,272         96,182
Cash and cash equivalents at beginning of year                 606,939        393,667        297,485
                                                           -----------    -----------    -----------
Cash and cash equivalents at end of year                   $ 1,166,296    $   606,939    $   393,667
                                                           ===========    ===========    ===========
Supplemental disclosures of cash flow information:

   Cash paid during the year for income taxes              $     1,912    $   105,052    $    27,737
                                                           ===========    ===========    ===========
   Noncash investing and financing activities:
      Common stock issued in exchange for notes
         from shareholders                                 $      --      $      --      $    37,000
                                                           ===========    ===========    ===========
      Common stock issued for technology rights            $      --      $      --      $   184,909
                                                           ===========    ===========    ===========

See accompanying notes to financial statements

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2000, 1999, and 1998


(1)      Summary of the Company and Significant Accounting Policies

       (a)        The Company

              Sierra Monitor Corporation (the Company) was incorporated in 1978. The Company designs, manufactures, and markets hazardous gas monitoring devices for industrial work places. The Company also designs and manufactures environmental controllers for the telecommunication industry, as well as a line of software-based products known as industrial communication bridges. The Company's headquarters are located in California, with additional operations located in Florida.

       (b)        Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       (c)        Revenue Recognition

              Revenue related to gas detection and monitoring devices is recognized when products are shipped or services are rendered and the following criteria are met: (1) evidence for an arrangement exists; (2) the sales price is fixed or determinable; and (3) collectibility is reasonably assured. Revenues from government contracts are recognized utilizing the percentage-of-completion method. Contract revenues are recorded as the related costs
              (including certain general and administrative costs), which contribute to contract performance, are incurred.

              The Company recognizes revenue from the sale of industrial communication bridges in accordance with Statement of Position
              (SOP) 97-2, Software Revenue Recognition, as amended. Revenue is recognized upon shipment of the product when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. The Company does not enter into multiple-element arrangements related to sales of industrial communication bridges.

       (d)        Cash and Cash Equivalents

              Cash and cash equivalents consist of cash on deposit with banks and highly liquid money market instruments with purchased maturities of 90 days or less. Cash equivalents consisted of money market instruments in the amount of $959,969 and $159,248 as of December 31, 2000 and 1999, respectively.

       (e)        Inventories

              Inventories are stated at the lower of cost (first in, first out), or market.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2000, 1999, and 1998


       (f)        Property and Equipment

              Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally two to three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the useful life of the related asset.

              The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount, including the unamortized portion of any goodwill allocated to the property and equipment, to future undiscounted operating cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. To date, the Company has made no adjustments to the carrying values of its long-lived assets.

       (g)        Employee Stock Based Compensation

              The Company uses the intrinsic value method of accounting for employee stock-based compensation.

       (h)        Income Taxes

              Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (i)        Earnings (Loss) Per Share

              Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, plus dilutive common equivalent shares including stock options using the treasury stock method.

                                       7
                                                                     (Continued)

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2000, 1999, and 1998


              The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2000, 1999, and 1998, respectively:

                                               2000         1999         1998
                                            ----------   ----------   ----------

Basic earnings (loss) per share -
     weighted-average  number of
     shares of common stock
     outstanding                            10,967,588   10,967,588   10,700,038

Effect of dilutive stock options               533,450         --        384,020
                                            ----------   ----------   ----------

Diluted earnings (loss) per share -
     dilutive potential common
     shares                                 11,501,038   10,967,588   11,084,058
                                            ==========   ==========   ==========


              For purposes of calculating diluted earnings (loss) per share, there were no adjustments to net income (loss).

              The Company reported a net loss for the year ended December 31, 1999. As a result, options to purchase 690,000 shares of common stock have been excluded from the calculation of diluted net loss per share. In addition, for the years ended December 31, 2000 and 1998, options to purchase 345,000 and 275,000 shares of common stock at an average price of $2.12, and $0.56, respectively, per share were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the shares and the effect on earnings per share would have been antidilutive.

       (j)        Comprehensive Income (Loss)

              The Company has no significant components of other comprehensive income and, accordingly, comprehensive income (loss) is the same as net income (loss) for all periods.

       (k)        Other Assets

              As of December 31, 2000 and 1999, other assets consist principally of certain intangible assets and technology rights purchased in 2000 and 1999 (see Note 9). As of December 31, 2000 and 1999, the balances were $290,884 and $381,053, respectively, net of accumulated amortization of $205,976 and $106,156, respectively. Such amounts are being amortized on a straight-line basis over five years.

                                       8
                                                                     (Continued)

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2000, 1999, and 1998

       (l)        Software Development Costs

              Software development costs incurred prior to establishing technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, software development costs are capitalized and included in other assets. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or in the ratio of current revenues to total projected product revenues, whichever is greater. The Company has defined achieving technological feasibility as the establishment of a working model, which typically occurs when the beta testing commences. As of December 31, 2000, the balance of capitalized costs of software drivers developed for the Company's industrial communication bridge products is $37,332, net of amounts paid by customers for the development of such drivers, and net of accumulated amortization of $2,390.

       (m)        Recent Accounting Pronouncements

              In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company will be required to adopt SFAS No. 133, as amended, on January 1, 2001. Because the Company does not currently hold any derivative instruments, and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will not have material impact on its financial position, results of operations, or cash flows.

(2)      Inventories

       A summary of inventories as of December 31, 2000 and 1999, follows:

                                                    2000                 1999
                                                 ----------           ----------

Raw materials                                    $  622,372              403,338
Work in process                                     562,518              520,220
Finished goods                                      275,620              243,090
                                                 ----------           ----------
                                                 $1,460,510            1,166,648
                                                 ==========           ==========

                                       9
                                                                     (Continued)

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2000, 1999, and 1998

(3)      Property and Equipment

       A summary of property and equipment as of December 31, 2000 and 1999, follows:

                                                           2000          1999
                                                        ----------    ----------

Machinery and equipment                                 $  364,142       266,501
Furniture, fixtures, and leasehold improvements            658,012       637,077
                                                        ----------    ----------

                                                         1,022,154       903,578
Less accumulated depreciation and amortization             791,154       704,921
                                                        ----------    ----------
                                                        $  231,000       198,657
                                                        ==========    ==========


(4)      Employee Stock Compensation Plan

       The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its employee stock compensation plan. As the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for its employee stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                         2000            1999            1998
                                      -----------    ------------    -----------

Net income (loss):
     As reported                      $   669,465    $   (77,669)    $   220,726
     Pro forma                        $   608,862    $  (129,045)    $   191,576

Basic and diluted net income
     (loss) per share:
        As reported                   $      0.06    $     (0.01)    $      0.02
        Pro forma                     $      0.06    $     (0.01)    $      0.02


       During 1996, the Company's 1986 Incentive Stock Option Plan expired. Subsequently, the shareholders adopted the 1996 Stock Plan. The Company has reserved 1,100,000 shares of common stock for issuance. Options are granted under the 1996 Stock Plan at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

       The per share weighted-average fair value of stock options granted during 2000, 1999, and 1998, was $0.94, $0.24 and $0.58, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998: expected dividend yield of 0.0% for each year; volatility of 50% for each year; risk-free interest rate of 5.00%, 5.09%, and 5.35%, respectively; and an expected life of 4 years in 2000, 1999, and 1998.

                                       10
                                                                     (Continued)

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2000, 1999, and 1998

       A summary of stock option transactions for the three years ended December 31, 2000, follows:

                                                              Weighted-
                                                               average
                                              Range of        exercise
                                 Options       prices           price
                               ----------- --------------  ----------------

Balance as of
     December 31, 1997           525,000    $0.10 - 0.38       $0.25

Granted                          275,000     0.56 - 0.75        0.56
Exercised                       (190,000)        0.20           0.20
Canceled                         (15,000)    0.20 - 0.22        0.21
                               -----------

Balance as of
     December 31, 1998           595,000     0.10 - 0.75        0.41

Granted                          125,000     0.50 - 0.75        0.55
                               -----------

Balance as of
     December 31, 1999           720,000     0.22 - 0.75        0.43

Granted                          401,000     1.10 - 2.12        1.93
Canceled                          (3,500)        1.10           1.10
                               -----------

Balance as of
     December 31, 2000         1,117,500    $0.22 - 2.12       $0.98
                               ===========


       The following  table  summarizes  information  about the Company's  stock options outstanding under the plans of December 31, 2000:
                                           Options outstanding
                       ---------------------------------------------------------------             Options exercisable
                                                 Weighted-                               -----------------------------------------
                                                  average              Weighted-                                   Weighted-
                                                 remaining              average                                     average
     Exercise                Number             contractual             exercise               Number               exercise
      prices              outstanding           life (years)             price              exercisable              price
--------------------   -------------------   -------------------   -------------------   -------------------   -------------------
$    0.22 - 0.75              720,000               6.73           $      0.43                  519,721         $     0.40
     1.10 - 2.12              397,500               9.93                  1.99                       --                 --
                       -------------------                                               -------------------

                            1,117,500               7.90           $      0.98                  519,721         $     0.40
                       ===================                                               ===================


                                       11
                                                                     (Continued)

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2000, 1999, and 1998

(5)      Commitments and Contingencies

       The Company leases its facilities under noncancelable operating leases. In 2000, the Company entered into a new lease on its existing facility lease which will extend the lease term by five years from the original expiration date. As of December 31, 2000, future minimum payments are as follows:

                          Year ending
                         December 31,
                         ------------

                              2001                 $  405,164
                              2002                    477,908
                              2003                    476,924
                              2004                    496,001
                              2005                    515,841
                              Thereafter              130,212
                                                   -------------
                                                   $2,502,050
                                                   =============

       Rent expense was approximately $178,000, $157,000, and $146,000, in 2000, 1999, and 1998, respectively.

(6)      Bank Borrowings

       As of December 31, 2000, the Company had a $250,000 bank line of credit agreement, secured by certain operating assets of the Company, that bears interest at the prime rate (9.0% as of December 31, 2000) plus 1/2%. The line of credit agreement expires June 5, 2001, and contains certain financial covenants with which the Company was in compliance as of December 31, 2000. No amounts were outstanding under the line of credit as of December 31, 2000 and 1999.

(7)      Income Taxes

       The components of income tax (benefit) expense were as follows:

                                         2000            1999            1998
                                       ---------       ---------       ---------

Current:
     Federal                           $ 284,813            --            75,435
     State                                40,346             800          19,405
                                       ---------       ---------       ---------

           Total current                 325,159             800          94,840
                                       ---------       ---------       ---------

Deferred:
     Federal                              86,012         (24,120)          5,450
     State                                21,843         (11,441)            451
                                       ---------       ---------       ---------

           Total deferred                107,855         (35,561)          5,901
                                       ---------       ---------       ---------

                                       $ 433,014         (34,761)        100,741
                                       =========       =========       =========



                                       12
                                                                     (Continued)

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2000, 1999, and 1998


       The provision for income tax (benefit) expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                              2000         1999         1998
                                            ---------    ---------    ---------

Computed tax (benefit) expense              $ 374,842      (38,226)     109,299
State taxes, net of federal benefit            64,323       (4,373)      13,105
Other                                          (6,151)       7,838      (21,663)
                                            ---------    ---------    ---------

                                            $ 433,014      (34,761)     100,741
                                            =========    =========    =========

       The tax effects of temporary differences that gave rise to significant portions of deferred tax assets are as follows:

                                                               2000       1999
                                                             --------   --------
Deferred tax assets:
     Accounts receivable, principally due to
        allowance for doubtful accounts                      $ 31,480     55,200
     Inventories, principally due to additional costs
        inventoried for tax purposes                           94,941    114,082
     State tax expense on temporary differences                21,470        347
     Accruals for financial statement purposes
        not currently deductible                               39,750     42,580
     Property and equipment, principally due to
        differences in depreciation                             5,863     15,969
     Deferred revenue tax                                       8,802       --
     Tax credit carryforwards                                    --       81,983
                                                             --------   --------

              Total deferred tax assets                      $202,306    310,161
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

(8)      Fair Value of Financial Instruments

       The carrying value of financial instruments included in the accompanying financial statements approximates fair value due to the short-term maturities of those instruments.

       Financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with high credit qualified financial institutions. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts to cover potential credit losses.

                                       13
                                                                     (Continued)

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2000, 1999, and 1998



(9)      Segment Reporting

       Statement of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also established standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Company's chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. The entity-level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: gas detection and monitoring devices.

       In addition, the CEO reviews the following information on revenues by product category:
                                             2000          1999          1998
                                          ----------    ----------    ----------

Gas detection devices                     $5,004,688    $4,461,066    $5,933,954
Environmental controller                   3,777,124     1,960,166       977,357
Industrial communication bridges             660,997       337,960        69,811
                                          ----------    ----------    ----------
                                          $9,442,809    $6,759,192    $6,981,122
                                          ==========    ==========    ==========


       The Company sells its products to companies located primarily in the United States, Brazil, and Taiwan. In 2000, one customer represented approximately 19% of total sales and represents 4% of accounts receivable as of December 31, 2000. Sales to international customers in 1998 were approximately 14% of total sales. Sales to international customers were not significant in 2000 and 1999.

(10)     Asset Acquisitions

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

                                       14
                                                                     (Continued)