Form 10QSB
period 2001-03-31
SIERRA MONITOR CORP /CA/
filed 2001-05-10
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended March 31, 2001

                                       or

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

Yes__X__    No _____


The number of shares of the issuer's common stock outstanding, as of May 8, 2001 was 10,967,588.

Transitional Small Business Disclosure Format:  Yes ___; No X___

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                            Condensed Balance Sheets
                                   (Unaudited)
                                                                      March 31,     December 31,
                                                                        2001           2000
                                                                     -----------    -----------
                                   Assets
Current assets:
      Cash and cash equivalents                                      $   915,312      1,166,296
      Trade receivables, less allowance for doubtful                   1,409,874      1,295,667
          accounts of $81,276 in 2001 and $79,027
          in 2000
      Notes receivable                                                    13,965         16,879
      Inventories                                                      1,590,511      1,460,510
      Prepaid expenses                                                   141,991         84,920
      Deferred income taxes                                              196,443        196,443
                                                                     -----------    -----------
                        Total current assets                           4,268,096      4,220,715

Property and equipment, net                                              227,728        231,000
Deferred income taxes                                                      5,863          5,863
Other assets                                                             355,596        354,734
                                                                     -----------    -----------
                        Total assets                                 $ 4,857,283      4,812,312
                                                                     ===========    ===========

                Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                               $   565,661        475,111
      Accrued compensation expenses                                      329,104        352,569
      Income taxes payable                                               111,225        321,715
      Other current liabilities                                           78,018         75,424
                                                                     -----------    -----------
                        Total current liabilities                      1,084,008      1,224,819

Commitments

Shareholders' equity:
      Common stock; 20,000,000 shares authorized
         10,967,588 shares issued and outstanding                         10,968         10,968
      Additional paid-in capital                                       3,148,976      3,148,976
      Retained earnings                                                  637,401        455,025
      Notes receivable from shareholders                                 (24,070)       (27,476)
                                                                     -----------    -----------
                        Total shareholders' equity                     3,773,275      3,587,493
                                                                     -----------    -----------
                        Total liabilities and shareholders' equity   $ 4,857,283      4,812,312
                                                                     ===========    ===========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                       Condensed Statements of Operations

                                   (Unaudited)

                                                                    For the three months ended
                                                                    --------------------------
                                                                      March 31,    March 31,
                                                                        2001          2000
                                                                    -----------   -----------
Net sales                                                           $ 2,626,298     2,185,451

Cost of goods sold                                                      946,522       825,019
                                                                    -----------   -----------
                  Gross profit                                        1,679,776     1,360,431
                                                                    -----------   -----------

Operating expenses
      Research and development                                          293,536       249,683
      Selling and marketing                                             679,190       577,467
      General and administrative                                        413,704       354,795
                                                                    -----------   -----------
                                                                      1,386,430     1,181,945
                                                                    -----------   -----------
                  Income from operations                                293,346       178,486

Interest income                                                          10,742         1,841
                                                                    -----------   -----------

                  Income before income tax
                    expense                                             304,088       180,327

Income tax expense                                                      121,712        55,897
                                                                    -----------   -----------

                Net income                                          $   182,376       124,430
                                                                    ===========   ===========

Net income per share - basic                                        $      0.02          0.01
                                                                    ===========   ===========
Net income per share - diluted                                      $      0.02          0.01
                                                                    ===========   ===========

Weighted-average number of shares used in per share computations:
         Basic                                                       10,967,588    10,967,588
                                                                    ===========   ===========
         Diluted                                                     11,546,624    11,347,344
                                                                    ===========   ===========


See accompanying notes to the condensed financial statements.

                                                                     Page 3 of 9

                           SIERRA MONITOR CORPORATION

                       Condensed Statements of Cash Flows

                                   (Unaudited)
                                                                 For the three months ended
                                                                 --------------------------
                                                                  March 31,      March 31,
                                                                    2001           2000
                                                                 -----------    -----------
Cash flows from operating activities:
       Net income                                                $   182,376        124,430
       Adjustments to reconcile net income to net cash used in
       operating activities:
              Depreciation and amortization                           71,542         53,404
              Allowance for doubtful accounts                          2,249          1,500
              Change in operating assets and liabilities:
                 Trade receivables                                  (116,456)      (424,006)
                 Inventories                                        (130,001)       (73,987)
                 Prepaid expenses                                    (57,071)        33,452
                 Accounts payable                                     90,550         73,373
                 Accrued compensation expenses                       (23,465)        52,984
                 Other current liabilities                             2,594        (11,822)
                 Income taxes payable                               (210,490)        55,897
                                                                 -----------    -----------

                  Net cash used in operating activities             (188,172)      (114,775)
                                                                 -----------    -----------

Cash flows from investing activities -
       Capital expenditures                                          (69,132)       (32,546)
                                                                 -----------    -----------

Cash flows from financing activities -
       Repayment of notes receivable                                   6,320          5,818
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                           (250,984)      (141,503)

Cash and cash equivalents at beginning of period                   1,166,296        606,939
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $   915,312        465,436
                                                                 ===========    ===========


Supplemental cash flow information:
     Cash paid for income taxes                                  $   329,018           --
                                                                 ===========    ===========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                   Notes to the Condensed Financial Statements

                                 March 31, 2001

Basis of Presentation

      The unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 which was filed March 26, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of March 31, 2001 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Accounting Policies

      There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2001.

Summary of Business

      Sierra Monitor Corporation (the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places. In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems used to monitor and control environmental conditions in small, remote, structures used for cellular and hard wire telephone equipment. The Company also manufactures a product which has been marketed as a Communications Bridge. During the first quarter of 2001 the name "Communications Bridge" was changed to "FieldServer". FieldServers will be marketed under a new division of the Company named FieldServer Technologies. FieldServers enable electronic control systems to communicate with each other, generally over Ethernet, even when the systems use non-compatible data storage and transfer protocols.

      Gas monitoring products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, semiconductor industry and other applications which involve the handling or generation of hazardous gases. Environment Controllers are sold to telecommunications companies and their suppliers. FieldServers are typically sold to integration companies that service building and plant automation projects.

Inventories

A summary of inventories follows:
                                       March 31,   December 31,
                                         2001          2000
                                      ----------   ----------

                    Raw Materials     $  600,465      622,372

                    Work-in-process      312,126      562,518

                    Finished goods       677,920      275,620
                                      ----------   ----------

                                      $1,590,511    1,460,510
                                      ==========   ==========

Net Income (loss) per share

      Basic earnings per share (EPS) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2001 and 2000, respectively:

                                                                                       2001                     2000
      Basic  EPS  -  weighted-average   number  of  common  shares
          outstanding                                                            10,967,588               10,967,588

      Effect of dilutive common  equivalent shares - stock options
          outstanding                                                               579,036                  379,756
                                                                                 ----------               ----------
      Diluted EPS -  weighted-average  of common shares and common
          equivalent shares outstanding                                          11,546,624               11,347,344
                                                                                 ==========               ==========

Diluted EPS as of March 31, 2001 does not include 345,000 stock options because the inclusion of such stock options would be antidilutive due to the exercise price being higher than the stock price used in the EPS computations.

Comprehensive Income

      The Company has no significant components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the three months ended March 31, 2001 Sierra Monitor Corporation (the "Company") reported net sales of $2,626,298 compared to $2,185,451 for the three months ended March 31, 2000. The results for the first quarter of fiscal 2001 represent a 20% increase from the same period in the prior year.

      Sales increased in each of the Company's product lines. Declines in shipments of gas detection products to semiconductor equipment manufacturers were offset by increases in shipments of large projects and increased sales to the U.S. Navy. Sales of Environment Controllers increased as a result of the start up of a new DSL broadband expansion project by a major telephone company. The Company is a supplier of Environment Controllers for several broadband projects and the sales level of the product is dependent upon the rate at which those projects progress. Sales of FieldServers also increased, primarily in building automation applications. The Company has increased advertising and tradeshow attendance in specific FieldServer markets including building automation and plant integration industries.

      Gross profit for the three month period ended March 31, 2001 was $1,679,776 compared to $1,360,431 in the same period in the previous year. In the current period, the gross margin was approximately 64% of net sales compared to 62% of net sales in the same period in the previous year. Gross margin can vary due to the mix of products shipped in a given period and the discounts which may be applied to those shipments. In the first quarter of 2001, compared with the first quarter of 2000, the Company experienced a favorable mix of product shipments and there were no substantial discounts applied to large projects. There were no other abnormal changes in material and labor costs.

       Expenses for research and development, which include new product development and engineering to sustain existing products, were $293,536, or 11% of net sales, for the three month period ended March 31, 2001, compared with $249,683, or 11% of net sales, in the comparable period in 2000. The higher research and development expenses reflect the Company's continuing investment in development of software programs and improvement of hardware designs necessary to grow sales of FieldServers. At the end of the first quarter of 2001, our FieldServer Technologies division completed the development and began the introduction of new hardware packages. The new packages allow FieldServer Technologies to offer lower cost hardware but utilize all the same software which was written for earlier products. The lower cost hardware packages will be marketed toward customers and applications where multiple unit and repeat sales are anticipated. The Company intends to continue development of new hardware packages and new software programs known as Protocol Drivers and therefore expects engineering expenses to remain, at least, at their current levels.

      Selling and marketing expenses for the three month period ended March 31, 2001 were $679,190 or 26% of net sales, compared to $577,467 or 26% of net sales, in the same period in the prior year. Marketing expenses, primarily advertising, brochures and tradeshow expenses were increased in the first quarter of 2001 to support the introduction of FieldServer Technologies. The Company has doubled its advertising and substantially increased its trade show activities for the year 2001 compared to 2000.

      General and administrative expenses for the first quarter of 2001 were $413,704 or 16% of net sales compared to $354,795 or 16% in the same period in the prior year. The increase in general and administrative expenses is primarily due to higher salary, wage and benefit costs.

      Net income for the three month period ended March 31, 2001 was $182,376 or approximately 7% of net sales, compared with net income of $124,430 or approximately 6% of net sales for the same period in the prior year. In first quarter 2001 the Company's blended state and federal income tax rate was approximately 40% compared with a 31% blended rate applied in first quarter of 2000. If the same 40% tax rate had been applied in both periods the net income for first quarter of years 2001 and 2000 would have been 7% and 5% of net sales respectively.

      The improvement in income is due to the higher sales levels and higher gross margins which were achieved without increases in the percentage of fixed expenses.

Liquidity and Capital Resources

      During the period ended March 31, 2001, the Company's working capital increased by $188,192 compared to December 31, 2000. The increase in working capital is primarily due to the net income generated in the quarter. At March 31, 2001, cash and cash equivalents, totaled $915,312. Net trade receivables, a component of working capital, increased by $114,207 compared to December 31, 2000. Trade receivables generally reflect the sales level of the prior sixty days, so a higher level is expected when sales have increased. Sales in first quarter of 2001 were 14% higher than the fourth quarter of 2000. The Company believes the current level of receivables is acceptable and that the level of reserves is appropriate. In the current fiscal year, the Company has not utilized its $250,000 line of credit with its commercial bank. The Company believes that its current capital resources are sufficient to support existing and anticipated levels of business for at least the next twelve months.

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

      The industry in which the Company competes is highly competitive and the Company expects such competition to continue in the future. Most of the Company's competitors are larger than the Company and have substantially greater financial, technical, marketing and manufacturing resources. While the Company has invested in new products, there can be no assurance that it can continue to introduce new products on a timely basis or that certain of its products will not be rendered non-competitive or obsolete by its competitors.

      Our operations are concentrated in a single building in Milpitas, California, and a small assembly plant in Fort Myers, Florida. Our operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt our operations. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.


                           PART II: OTHER INFORMATION

Item 1.           Legal Proceedings - N/A

Item 2.           Changes in Securities - N/A

Item 3.           Defaults Upon Senior Securities - N/A

Item 4.           Submission of Matters to a Vote of Security Holders - N/A

Item 5.           Other Information - N/A

Item 6.           Exhibits and Reports on Form 8-K

                       (a)   Exhibits.
                                  None.

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


                                                    SIERRA MONITOR CORPORATION
                                                    --------------------------
                                                    Registrant

Date:        May 9, 2001                     By:    /s/ Gordon R. Arnold
                                                    --------------------------
                                                    Gordon R. Arnold
                                                    President
                                                    Chief Financial Officer