Form 10QSB
period 2001-06-30
SIERRA MONITOR CORP /CA/
filed 2001-08-10
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended June 30, 2001.

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

      Yes__x__    No _____

      The number of shares of the issuer's common stock outstanding, as of August 7, 2001 was: 10,971,546

      Transitional Small Business Disclosure Format: Yes____;   No x__


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                           SIERRA MONITOR CORPORATION

                                            Condensed Balance Sheets

                                                  (Unaudited)

                                                                         June 30,              December 31,
                                                                           2001                    2000
                                                                      ----------------        ----------------
                                   Assets
                                   ------
Current assets:
      Cash and cash equivalents                                     $       919,465         $     1,166,296
      Trade receivables, less allowance for doubtful                      1,456,676               1,295,667
          accounts of $83,526 in 2001 and $79,027 in 2000
      Notes receivable                                                       12,193                  16,879
      Inventories                                                         1,595,191               1,460,510
      Prepaid expenses                                                      165,858                  84,920
      Deferred income taxes                                                 196,443                 196,443
                                                                      ----------------        ----------------

                        Total current assets                              4,345,826               4,220,715

Property and equipment, net                                                 322,008                 231,000
Deferred income taxes                                                         5,863                   5,863
Other assets                                                                377,026                 354,734
                                                                      ----------------        ----------------
                        Total assets                                $     5,050,723         $     4,812,312
                                                                      ================        ================

                Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                              $       423,344         $       475,111
      Accrued compensation expenses                                         412,581                 352,569
      Other current liabilities                                              85,047                  75,424
      Income taxes payable                                                  110,312                 321,715
                                                                      ----------------        ----------------
                        Total current liabilities                         1,031,284               1,224,819

Commitments

Shareholders' equity:
      Common stock; $0.001 par value; 20,000,000 shares
         authorized; 10,971,546 and 10,967,588 shares issued                 10,972                  10,968
          and outstanding in 2001 and 2000, respectively
      Additional paid-in capital                                          3,151,189               3,148,976
      Retained earnings                                                     878,552                 455,025
      Notes receivable from shareholders                                    (21,274)                (27,476)
                                                                      ----------------        ----------------
                        Total shareholders' equity                        4,019,439               3,587,493
                                                                      ----------------        ----------------
                        Total liabilities and shareholders' equity  $     5,050,723         $     4,812,312
                                                                      ================        ================

See accompanying notes to the unaudited condensed financial statements.

                                                                                                            1

                                                SIERRA MONITOR CORPORATION

                                            Condensed Statements of Operations

                                                        (Unaudited)


                                                    Three months ended June 30,            Six months ended June 30,
                                                      2001                2000               2001               2000
                                                 ----------------    ---------------    ---------------    ---------------
Net sales                                        $    2,732,785       $   2,337,059     $    5,359,082      $   4,522,510

Cost of goods sold                                      925,391             858,315          1,871,912          1,683,335
                                                 ----------------    ---------------    ---------------    ---------------

        Gross profit                                  1,807,394           1,478,744          3,487,170          2,839,175
                                                 ----------------    ---------------    ---------------    ---------------

Operating expenses
    Research and development                            339,524             254,664            633,060            504,347
    Selling and marketing                               652,402             629,653          1,331,592          1,207,120
    General and administrative                          419,170             358,003            832,875            712,797
                                                 ----------------    ---------------    ---------------    ---------------
                                                      1,411,096           1,242,320          2,797,527          2,424,264
                                                 ----------------    ---------------    ---------------    ---------------
        Income from operations                          396,298             236,424            689,643            414,911

Interest income                                           5,620               1,682             16,362              3,522
                                                 ----------------    ---------------    ---------------    ---------------

        Income before income tax expense                401,918             238,106            706,005            418,433

Income tax expense                                      160,767              86,315            282,478            142,212
                                                 ----------------    ---------------    ---------------    ---------------

        Net income                               $      241,151      $      151,791     $      423,527     $      276,221
                                                 ================    ===============    ===============    ===============

Net income per share - basic                     $         0.02      $         0.01     $         0.04     $         0.03
                                                 ================    ===============    ===============    ===============
Net income per share - diluted                   $         0.02      $         0.01     $         0.04     $         0.02
                                                 ================    ===============    ===============    ===============

Weighted average number of shares used in per
share computations
                                        Basic:       10,968,907          10,967,588         10,968,248         10,967,588
                                                 ================    ===============    ===============    ===============
                                      Diluted:       11,566,759          11,406,243         11,551,169         11,400,823
                                                 ================    ===============    ===============    ===============

See the accompanying notes to the unaudited condensed financial statements.

                                                                                                                        2


                                           SIERRA MONITOR CORPORATION

                                       Condensed Statements of Cash Flows

                                                  (Unaudited)

                                                                   Three months ended              Six months ended
                                                                        June 30,                       June 30
                                                                  2001            2000           2001            2000
                                                              -------------   -------------  -------------   -------------
Cash flows from operating activities:
  Net income                                                   $  241,151       $ 151,791      $ 423,527     $   276,221
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
        Depreciation & amortization                                75,470          62,349        147,012         115,754
        Allowance for doubtful accounts                             2,250            (775)         4,499             725
        Deferred income taxes                                           -              (1)             -              (1)
        Changes in operating assets and liabilities:
          Trade receivables                                       (49,052)       (270,075)      (165,508)       (694,081)
          Inventories                                              (4,680)       (171,916)      (134,681)       (245,903)
          Prepaid expenses                                        (23,867)        (38,146)       (80,938)         (4,693)
          Accounts payable                                       (142,318)         31,896        (51,767)        105,269
          Accrued compensation expenses                            83,477          86,885         60,012         139,869
          Other current liabilities                                 7,029          27,443          9,623          15,621
          Income taxes payable                                       (913)         78,208       (211,403)        134,105
                                                              -------------   -------------  -------------   -------------
              Net cash provided by (used in)
                operating activities                              188,547         (42,341)           376        (157,114)
                                                              -------------   -------------  -------------   -------------
Cash flows from investing activities:

  Capital expenditures                                           (159,821)        (29,056)      (228,953)        (61,604)
  Other assets                                                    (31,359)              -        (31,359)              -
                                                              -------------   -------------  -------------   -------------

              Net cash used in investing activities              (191,180)        (29,056)      (260,312)        (61,604)
                                                              -------------   -------------  -------------   -------------
Cash flows from financing activities:
  Repayment of notes receivable                                     4,568           5,490         10,888          11,308
  Proceeds from exercise of stock options                           2,217               -          2,217               -
                                                              -------------   -------------  -------------   -------------
              Net cash provided by
                financing activities                                6,785           5,490         13,105          11,308
                                                              -------------   -------------  -------------   -------------
Net increase (decrease) in cash and
   cash equivalents                                                 4,153         (65,907)      (246,831)       (207,410)

Cash and cash equivalents at beginning of period                  915,312         465,436      1,166,296         606,939
                                                              -------------   -------------  -------------   -------------
Cash and cash equivalents at end of period                     $  919,465       $ 399,529      $ 919,465     $   399,529
                                                              =============   =============  =============   =============

Supplemental cash flow information
    Cash paid for income taxes                                 $  161,680       $       -      $ 491,639     $         -
                                                              =============   =============  =============   =============

See accompanying notes to the unaudited condensed financial statements.

                                                                                                                        3

                           SIERRA MONITOR CORPORATION

              Notes to the Unaudited Condensed Financial Statements

                                  June 30, 2001

Basis of Presentation

      The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 which was filed March 26, 2001. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of June 30, 2001 and the results of its operations and cash flows for the three and six months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Summary of Business

      Sierra Monitor Corporation (the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places. In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems used to monitor and control environmental conditions in small, remote, structures used for cellular and hard wire telephone equipment. The Company also manufactures FieldServers which are marketed by a division of the Company named FieldServer Technologies. FieldServers enable electronic control systems to communicate with each other, generally over Ethernet, even when the systems use non-compatible data storage and transfer protocols.

      Gas monitoring products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, semiconductor industry and other industries which involve the handling or generation of hazardous gases. Environment controllers are sold to telecommunications companies and their suppliers. FieldServers are typically sold to integration companies that service building and plant automation projects.

Accounting Policies

(a)  Revenue Recognition

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

(b)   Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Inventories

A summary of inventories follows:

                                               June 30,          December 31,
                                                 2001                2000
                                           ---------------     ---------------
            Raw Materials                   $     602,966             622,372

            Work-in-process                       692,478             562,518

            Finished goods                        299,747             275,620
                                           ---------------     ---------------
                                            $   1,595,191           1,460,510
                                           ===============     ===============

Net Income per share

      Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. In the six month periods ended June 30, 2001 and June 30, 2000, options to purchase 325,000 and 56,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. In the three month period ended June 30, 2001 and 2000, options to purchase 0 and 56,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six month periods ending June 30, 2001 and 2000:


                                                          3 months        6 months         3 months          6 months
                                                            ended           ended            ended             ended
                                                           6/30/01         6/30/01          6/30/00           6/30/00
Basic EPS - weighted-average number of common
    shares outstanding                                   10,968,907       10,968,248      10,967,588        10,967,588

Dilutive stock options                                      597,852          582,921         438,655           433,235
                                                     ----------------- ---------------- ----------------- -----------------

Diluted EPS - dilutive potential common shares           11,566,759       11,551,169      11,406,243        11,400,823
                                                     ----------------- ---------------- ----------------- -----------------


Comprehensive Income

      The Company has no significant components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods.

      This  report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in, or incorporated by reference into this report. The company has attempted to identify forward-looking statements in this report by placing an asterisk (*) at the end of sentences or paragraphs containing such material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the three months ended June 30, 2001, Sierra Monitor Corporation ("Sierra Monitor" or the "Company") reported net sales of $2,732,785 compared to $2,337,059 for the three months ended June 30, 2000. For the six-month period ended June 30, 2001, net sales were $5,359,082 compared with $4,522,510 in the prior year six-month period. The sales results for the second quarter of fiscal 2001 represent a 17% increase from the same period in the prior year. The results for the first six months of fiscal 2001 represent an 18% increase from the same period in the prior year.

      Sales of each of the Company's product groups increased in both the three and six month periods ending June 30, 2001. While shipments of gas detection products to semiconductor equipment manufacturers continued to decline, there were increases in shipments of medium and large size gas detection systems to other industries including energy related applications. The Company's environment controllers are used in telephone company infrastructure applications including DSL expansion projects. Although shipments of environment controllers increased in both periods, during the second quarter of 2001 there was a decline in orders for future projects.* As a result of the decline in bookings the Company anticipates lower sales in this product group in, at least, the next three months.* Sales of FieldServers increased as the Company maintained a high level of advertising and tradeshow participation in specific FieldServer markets including building automation and plant integration industries.

      Gross profit of $1,807,394 for the three-month period ended June 30, 2001 was 66% of sales compared to $1,478,744, or 63% of sales, in the same period in the previous year. The gross profit for the six-month period ended June 30, 2001 was $3,487,170 or 65% of sales, compared to $2,839,175, or 63% of sales, in the same period in the previous year. Gross profit can vary due to the mix of products shipped in a given period and the discounts which may be applied to those shipments. FieldServer products represented a higher percentage of sales in both the three and six month periods ended June 30, 2001 compared to the prior year. FieldServers are generally expected to generate a higher gross profit because of the large software content of those products.

      Expenses for research and development, which include new product development and engineering to sustain existing products, were $339,524, or 12% of sales, for the three-month period ending June 30, 2001 compared to $254,664, or 11% of sales, in the comparable period in 2000. In the six-month periods ending June 30, 2001 and June 30, 2000, research and development expenses were $633,060, or 12% of sales, and $504,347, or 11% of sales, respectively. The higher level of research and development expenses is necessary to expand the number of software programs available for sale on FieldServer platforms and to expand product offerings in each of the other product lines.* The Company expects engineering expenses to remain, at least, at their current levels during the remainder of the year.

      Selling and marketing expenses for the three-month period ended June 30, 2001 were $652,402, or 24% of sales, compared to $629,653, or 27% of sales, in the comparable period in the prior year. For the six-month periods ending June 30, 2001 and June 30, 2000, selling and marketing expenses were $1,331,592, or 25% of sales, and $1,207,120, or 27% of sales, respectively. The higher overall selling and marketing expenses in fiscal 2001 are due, primarily, to increased promotional activities related to introduction of FieldServer products, including trade shows, product brochures and website development. Other selling and marketing expenses remained relatively stable resulting in a reduction in costs as a percentage of net sales.

      General and administrative expenses were $419,170, or 15% of sales, for the three-month period ended June 30, 2001 compared to $358,003, or 15% of sales, in the three-month period ended June 30, 2000. For the six-month periods ending June 30, 2001 and June 30, 2000, general and administrative expenses were $832,875, or 16% of sales, and $712,797, or 16% of sales, respectively. Increases in expenses for professional services, depreciation and facility rent contributed to the higher general and administrative expenses. In April 2001, the lease expense for the Company's Milpitas California headquarters increased by approximately 300% reflecting the local pressure on property values. Coincident to the start of a five year lease extension, the Company upgraded certain tenant improvements and replaced aging office furniture and fixtures.

      Net income for the three months ended June 30, 2001 was $241,151 compared to $151,791 in the three months ended June 30, 2000. Net income, for the six-month period ended June 30, 2001 was $432,527 compared to $276,221 in the same period in the prior year. The improvement in income is due to the higher sales level and improved gross margin and lower selling costs as a percent of sales. In the first six months of fiscal 2001 compared to the first six months of fiscal 2000, net sales increased by $836,572 and income from operations improved by $274,732.

Liquidity and Capital Resources

      During the six-month period ended June 30, 2001, the Company's working capital increased by $318,646 from December 31, 2000. The increase in working capital is primarily due to the net income generated in the six-month period.

      At June 30, 2001, cash and cash equivalents totaled $919,465. Net trade receivables increased by $161,010 compared to December 31, 2000. The current level of trade receivables is approximately equal to the last sixty days sales and is consistent with historical levels. Inventories have increased $134,681 compared to December 31, 2000. The Company generally maintains high levels of inventory to help insure its ability to deliver products on a short lead time basis.

      The Company has recently increased its line of credit with its commercial bank to $500,000. There is presently no balance due on the line of credit and no borrowing has occurred in the current fiscal year.

The Company believes that its current capital resources are sufficient to support existing and anticipated levels of business for at least the next twelve months.*

Certain Factors That May Affect Future Results

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

Item 1.   Legal Proceedings - N/A

Item 2.   Changes in Securities - N/A

Item 3.   Defaults Upon Senior Securities - N/A

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on May 10, 2001. At the meeting the following directors were elected:


                                                  Number of Common Shares Voted
                                                  -----------------------------
          Directors                                For                Withheld
          ---------                                ---                --------
          Gordon R. Arnold                      7,386,518                0

          C. Richard Kramlich                   7,386,518                0

          Jay T. Last                           7,386,518                0

          Robert C. Marshall                    7,386,518                0

          In addition, the shareholders approved the following proposals:

                                                            Number of Common Shares Voted
                                                            -----------------------------
          Proposal                                       For         Against       Abstain
          --------                                       ---         -------       -------
          Increase the number of shares reserved      7,386,518         0             0
          for issuance under the Company's
          1996 Stock Option Plan by 500,000
          shares.

          Ratify the appointment of KPMG LLP          7,386,518         0             0
          as the Company's  independent public
          accountants for the fiscal year ending
          December 31, 2001

There were no broker non-votes for any of the proposals.

Item 5.    Other Information - N/A

Item 6.    Exhibits and Reports on Form 8-K

           a.     Exhibits.

                      None.

           b.     Reports on Form 8-K.

                           None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                SIERRA MONITOR CORPORATION

                                                Registrant

Date:   August 8,2001                     By:   /s/ Gordon R. Arnold
                                             -----------------------------------
                                                Gordon R. Arnold
                                                President
                                                Chief Financial Officer