Form 10QSB
period 2001-09-30
SIERRA MONITOR CORP /CA/
filed 2001-11-13
CIK 100625

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 2001.

                                       or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the Transition period from ______to_____


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

      Yes __X__   No _____

     The number of shares of the issuer's common stock outstanding, as of September 30, 2001 was: 10,971,546.

Transitional Small Business Disclosure Format: Yes____  No __ X ___

                                                                          1 of 1

                          PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                            SIERRA MONITOR CORPORATION

                                             Condensed Balance Sheets

                                                    (Unaudited)

                                                                            September 30,           December 31,
                                Assets                                           2001                   2000
                                ------                                     ---------------        ---------------
Current assets
        Cash and cash equivalents                                          $   1,123,127          $   1,166,296
        Trade receivables, less allowance for doubtful accounts                1,321,987              1,295,667
           of $25,776 in 2001 and $79,027 in 2000
        Notes receivable                                                          10,089                 16,879
        Inventories                                                            1,490,747              1,460,510
        Prepaid expenses                                                         158,740                 84,920
        Deferred income taxes                                                    196,443                196,443
                                                                           ---------------        ---------------
                        Total current assets                                   4,301,132              4,220,715
Property and equipment, net                                                      345,507                231,000
Deferred income taxes                                                              5,863                  5,863
Other assets                                                                     364,491                354,734
                                                                           ---------------        ---------------
                        Total assets                                       $   5,016,993          $   4,812,312
                                                                           ===============        ===============

                   Liabilities and Shareholders' Equity
                   ------------------------------------
Current liabilities:
        Accounts payable                                                   $     415,183          $     475,111
        Accrued compensation expenses                                            352,003                352,569
        Other current liabilities                                                 98,759                 75,424
        Income taxes payable                                                      66,633                321,715
                                                                           ---------------        ---------------
                        Total current liabilities                          $     932,578          $   1,224,819
                                                                           ---------------        ---------------

Commitments
Shareholders' equity:
        Common stock; $0.001 par value; 20,000,000 shares authorized;             10,972                 10,968
            10,971,546 and 10,967,588 shares issued and outstanding
            2001 and 2000 respectively
        Additional paid-in capital                                             3,151,189              3,148,976
        Retained earnings                                                        936,233                455,025
        Notes receivable from shareholders                                       (13,978)               (27,476)
                                                                           ---------------        ---------------
                        Total shareholders' equity                             4,084,415              3,587,493
                                                                           ---------------        ---------------
                        Total liabilities and shareholders' equity         $   5,016,993          $   4,812,312
                                                                           ===============        ===============

See the accompanying notes to the unaudited condensed financial statements.

                                                                                                         2 of 2

                                            SIERRA MONITOR CORPORATION

                                        Condensed Statements of Operations

                                                    (Unaudited)


                                                        Three months ended                     Nine months ended
                                                          September 30,                          September 30,
                                                      2001               2000               2001               2000
                                                ----------------    ---------------    ---------------    ---------------
Net sales                                       $   2,485,661       $  2,618,045       $    7,844,743     $    7,140,554

Cost of goods sold                                    915,060            993,943            2,786,972          2,677,277
                                                ----------------    ---------------    ---------------    ---------------
        Gross profit                                1,570,601          1,624,102            5,057,771          4,463,277
                                                ----------------    ---------------    ---------------    ---------------

Operating expenses
    Research and development                          368,853            264,305            1,001,913            768,652
    Selling and marketing                             693,140            638,642            2,024,732          1,845,763
    General and administrative                        418,583            360,091            1,251,459          1,072,888
                                                ----------------    ---------------    ---------------    ---------------
                                                    1,480,576          1,263,038            4,278,103          3,687,303
                                                ----------------    ---------------    ---------------    ---------------
        Income from operations                         90,025            361,064              779,668            775,974

Interest income                                         5,018              2,249               21,380              5,772
                                                ----------------    ---------------    ---------------    ---------------
        Income before income tax expense               95,042            363,313              801,047            781,746

Income tax expense                                     37,361            127,160              319,839            269,371
                                                ----------------    ---------------    ---------------    ---------------

        Net income                              $      57,681       $    236,153       $      481,208     $      512,375
                                                ================    ===============    ===============    ===============

Net income per share - basic                    $        0.01       $       0.02       $         0.04     $         0.05
                                                ================    ===============    ===============    ===============
Net income per share - diluted                  $        0.01       $       0.02       $         0.04     $         0.04
                                                ================    ===============    ===============    ===============
Weighted average number of shares
used in per share computations
                                        Basic:     10,971,546         10,967,588           10,969,347         10,967,588
                                                ================    ===============    ===============    ===============
                                      Diluted:     11,522,332         11,612,435           11,564,412         11,590,115
                                                ================    ===============    ===============    ===============


See the accompanying notes to the unaudited condensed financial statements.

                                                                                                                   3 of 3

                                            SIERRA MONITOR CORPORATION

                                        Condensed Statements of Cash Flows

                                                    (Unaudited)

                                                                   Three months ended             Nine months ended
                                                                     September 30,                  September 30,
                                                                  2001            2000           2001            2000
                                                              -------------   -------------  -------------   -------------
Cash flows from operating activities:
  Net income                                                  $    57,681     $   236,153    $   481,208     $   512,375
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                              72,477          64,327        219,489         180,079
        Allowance for doubtful accounts                           (57,750)          2,250        (53,250)          2,795
        Changes in operating assets and liabilities:
          Trade receivables                                       192,440           8,058         26,930        (681,688)
          Inventories                                             104,444          99,000        (30,237)       (146,903)
          Prepaid expenses                                          7,118         (12,819)       (73,820)        (17,513)
          Accounts payable                                         (8,160)         36,020        (59,928)        141,289
          Accrued compensation expenses                           (60,578)         (4,697)          (566)        135,172
          Other current liabilities                                13,712          15,522         23,335          31,143
          Income taxes payable                                    (43,679)        124,542       (255,082)        258,647
                                                              -------------   -------------  -------------   -------------
              Net cash provided by
                operating activities                              277,705         568,356        278,079         415,396
                                                              -------------   -------------  -------------   -------------
Cash flows from investing activities:
  Capital expenditures                                            (87,557)       (109,322)      (316,510)       (170,925)
  Other assets                                                      4,115               -        (27,243)              -
                                                              -------------   -------------  -------------   -------------
              Net cash used in investing activities               (83,442)       (109,322)      (343,753)       (170,925)
                                                              -------------   -------------  -------------   -------------
Cash flows from financing activities:
   Proceeds from repayment of notes receivable                      9,399           3,345         20,288          10,498
   Proceeds from exercise of stock options                              -               -          2,217               -
                                                              -------------   -------------  -------------   -------------
              Net cash provided by financing activities             9,399           3,345         22,505          10,498
                                                              -------------   -------------  -------------   -------------
Net increase (decrease) in cash
  and cash equivalents                                            203,662         462,380        (43,169)        254,969
Cash and cash equivalents at beginning of period                  919,465         399,529      1,166,296         606,939
                                                              -------------   -------------  -------------   -------------
Cash and cash equivalents at end of period                    $ 1,123,127     $   861,909    $ 1,123,127     $   861,908
                                                              =============   =============  =============   =============

Supplemental cash flow information
  Cash paid for income taxes                                  $    81,040     $         -    $   572,679     $         -
                                                              =============   =============  =============   =============


See the accompanying notes to the unaudited condensed financial statements.

                                                                                                                    4 of 4

                           SIERRA MONITOR CORPORATION

                   Notes to the Condensed Financial Statements

                               September 30, 2001

Basis of Presentation

      The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 which was filed March 26, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of September 30, 2001 and the results of its operations and cash flows for the three and nine months then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Accounting Policies

(a)      Revenue Recognition

     Revenue related to gas detection and monitoring devices is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) the fee for the arrangement is fixed or determinable; (3) delivery has occurred or services have been rendered; and
     (4) collectibility is reasonably assured. Revenue from government contracts is recognized utilizing the percentage-of-completion method. Contract revenues are recorded as the related costs (including certain general and administrative costs), which contribute to contract performance, are incurred.

                                                                          5 of 5

     The Company recognizes revenue from the sale of FieldServers in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. Revenue is recognized upon shipment of the product when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable.

     (b)      Recent Accounting Standards

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

Inventories

A summary of inventories follows:

                                     September 30,            December 31,
                                         2001                     2000
                                  ---------------------     --------------------
      Raw Materials               $     676,333             $     622,372
      Work-in-process                   574,575                   562,518
      Finished goods                    239,839                   275,620
                                  ---------------------     --------------------
                                  $   1,490,747             $   1,460,510
                                  =====================     ====================

                                                                          6 of 6

Net Income per share

      Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine month periods ending September 30, 2001 and 2000:

                                                   3 months    9 months     3 months     9 months
                                                    ended        ended        ended        ended
                                                   9/30/01      9/30/01      9/30/00     9/30/00
Basic EPS - weighted-average number of common
    shares outstanding                           10,971,546   10,969,347   10,967,588   10,967,588

Dilutive stock options                              550,786      595,064      644,847      622,527
                                                 ----------   ----------   ----------   ----------

Diluted EPS - dilutive potential common shares   11,522,332   11,564,412   11,612,435   11,590,115
                                                 ----------   ----------   ----------   ----------

Comprehensive Income

      The Company has no significant components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods presented.

Segment Information

      The Company operates in one segment, industrial instrumentation. The Company's chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying financial statements.

                                                                          7 of 7

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the three months ended September 30, 2001, Sierra Monitor Corporation ("Sierra Monitor" or the "Company") reported net sales of $2,485,661 compared to $2,618,045 for the three months ended September 30, 2000. For the nine-month period ended September 30, 2001, net sales were $7,844,743 compared with $7,140,554 in the prior year nine-month period. The sales results for the third quarter of 2001 represent a 5% decrease from the same period in the prior year. The sales results for the first nine months of fiscal 2001 represent a 10% increase from the same period the prior year.

      During the calendar year 2000 and the first six months of 2001, sales of the Company's environment controller for telephone and cable company applications remained strong as DSL and other infrastructure build out continued. In the most recent quarter, ended September 30, 2001, there was a significant drop in sales of environment controllers primarily due to inventory reduction efforts by a major customer. As a result, in the third quarter of 2001, sales of products to telephone company applications were substantially below the prior quarter and the same quarter of the prior year.

      Sales of the Company's gas detection products and FieldServer products increased compared to both the prior quarter and the same quarter in the prior year which offset much of the reduction in sales to telephone company applications. The increase in sales of gas detection products is due to strong system sales and higher shipments to the Navy to satisfy a spare parts requirement. The increase in sales of FieldServers is due, in part, to shipments for a single large project which was completed during the quarter and also due to generally increased momentum as the Company expands its marketing efforts and increases the availability of protocol drivers. Protocol drivers allow FieldServers to communicate with many different electronic controllers so an increase in drivers results in increased potential applications.

      The higher sales for the year to date period are the result of the increases in sales of gas detection systems and FieldServers combined with the strong results in the first six months of the year.

      Gross profit of $1,570,601 for the three-month period ended September 30, 2001 was 63% of sales compared to $1,624,102 or 62% of sales, in the same period in the previous year. The gross profit for the nine-month period ended September 30, 2001 was $5,057,771 or 64% of sales, compared to $4,463,277 or 62% of sales, in the same period in the previous year. The lower gross profit for the third quarter compared to the prior year is a result of the lower sales level. The higher gross profit percentages for both the three and nine month periods of 2001 are due to changes in product mix. FieldServer sales are primarily responsible for the overall improvement in gross profit due to their large software component with low associated costs.

                                                                          8 of 8

      Expenses for research and development, which include new product development and engineering to sustain existing products, were $368,853 or 15% of sales, for the three-month period ending September 30, 2001 compared to $264,305 or 10% of sales, in the comparable period in 2000. In the nine-month periods ending September 30, 2001 and 2000, research and development expenses were $1,001,913 or 13% of sales, and $768,652 or 11% of sales, respectively. The Company continues an aggressive program of software development related to the FieldServer product line.* Additionally, product development programs have been initiated to upgrade selected gas detection products and to expand the number of environment controller product offerings. Research and development expenses, as a percentage of sales, are higher in both the third quarter and year to date periods of 2001 due to the lower sales level and increased spending for product development.

      Selling and marketing expenses for the three-month period ended September 30, 2001 were $693,140 or 28% of sales, compared to $638,642 or 24% of sales, in the comparable period in the prior year. For the nine-month periods ending September 30, 2001 and 2000, selling and marketing expenses were $2,024,732 or 26% of sales, and $1,845,763 or 26% of sales, respectively. The increase in selling expenses in both the three month period and the year-to-date period is primarily due to higher expenses for promotional activities including advertising, brochures and trade shows. The increased promotional activities have been undertaken to increase awareness of the Company's FieldServer product line while maintaining awareness of the remaining products.

      General and administrative expenses increased to $418,584 or 17% of sales, for the three-month period ended September 30, 2001 from $360,091 or 14% of sales, in the three-month period ended September 30, 2000. General and administrative expenses increased to $1,251,459 or 16% of sales, for the nine-month period ended September 30, 2001 from $1,072,888 or 15% of sales, in the nine-month period ended September 30, 2000. Increases in salaries, facility rent and insurance costs contributed to the higher general and administrative expenses in both the three-month and nine-month periods.

      Net income, after interest and provision for income taxes, for the three months ended September 30, 2001 was $57,681 or 2% of net sales, compared with $236,153, or 9% of net sales, in the three months ended September 30, 2000. Net income for the nine-month period ended September 30, 2001 was $481,208 or 6% of net sales, compared with net income of $512,375 or 7% of net sales, in the same period in the prior year. The decrease in net income in the third quarter of 2001 is the result of lower sales and correspondingly lower gross profit combined with an increase in fixed expenses compared to the same period in 2001. The Company has not significantly reduced fixed expenses but has continued to focus resources in activities which have good potential for sales growth. The decrease in net income in the nine-month year-to-date period is due to the same lower net income in the third quarter.

Liquidity and Capital Resources

      During the nine-month period ended September 30, 2001, the Company's working capital increased by $372,658 from December 31, 2000. The increase in working capital is primarily due to the net income generated in the nine-month period.

      At September 30, 2001, cash and cash equivalents, totaled $1,123,127. Net trade receivables have increased $26,320 compared to December 31, 2000. The current level of trade receivables is approximately equal to the last fifty days sales. Inventories have increased $30,237 compared to December 31, 2000. The Company generally maintains high levels of inventory to help ensure its ability to deliver products on a short lead time basis.

                                                                          9 of 9

      Net cash used for investing activities for the three months ended September 30, 2001 of $83,442 was principally due to the purchase of office equipment, computer work stations and sales demonstration equipment. Net cash used for investing activities in the nine month year to date period of $343,753 also included costs of leasehold improvements and office furniture for the Company's primary office and manufacturing facility. The facility improvement was undertaken coincident with the start of a five year facility lease extension.

      The Company presently has no current or long-term balance due on its $500,000 line of credit with its commercial bank. The Company believes that its current capital resources, which include cash, accounts receivable and the line of credit are sufficient to support existing and anticipated levels of business for at least the next twelve months.

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

      Our operations are concentrated in a single building in Milpitas, California, and a small assembly plant in Fort Myers, Florida. Our operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in California are potentially subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt our operations. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

                                                                        10 of 10

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Item 5.    Other Information - N/A

Item 6.    Exhibits and Reports on Form 8-K
           a.       Exhibits.

                           None

           b.       Reports on Form 8-K

                           None


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SIERRA MONITOR CORPORATION

                                                Registrant

Date:      November 12, 2001              By:   /s/ GORDON R. ARNOLD
                                                --------------------------------
                                                Gordon R. Arnold
                                                President
                                                Chief Financial Officer


                                                                        11 of 11