Form 10KSB40
period 2001-12-31
SIERRA MONITOR CORP /CA/
filed 2002-03-28
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ______________

                          Commission file number 0-7441

                   -------------------------------------------

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

                   -------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of class)

                   -------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2001 were $9,953,011. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2002 was approximately $1,786,506 based upon the last reported sale price, which occurred on March 20, 2002. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 20, 2002 was 10,971,546.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11 & 12 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the Registrant's Information Statement for the Annual Shareholders' Meeting to be held on May 16, 2002.

Transitional Small Business Disclosure Format Yes;    No X
                                              ---     ----

                                     PART I

Item 1.       Description of Business.

      Sierra Monitor Corporation ("SMC" or the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for the protection of personnel and facilities in industrial work places. The Company has also developed, and continues to develop various industrial instruments used to monitor and control environments and to enable communication between industrial devices, such as gas detection systems, programmable logic controllers and various analytical systems and sensing devices.

      The Company continues to design, manufacture and market products which detect combustible and toxic gases for the protection of personnel and facilities. Gases which create a hazard to people and facilities are those manufactured or that occur naturally in a wide variety of locations in the workplace, commercial areas and homes. The motivation for installation of gas detection devices is driven by industrial safety professionals guided by Occupational Safety and Health Administration (OSHA), state and local governing bodies, insurance companies and various industry rule making bodies.

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

      The Company capitalizes on its expertise in microprocessor based control hardware to develop products which incorporate functions not found in many competitive instruments. In this respect, the Company markets products under the concept of "Gas Risk Management". Gas Risk Management products utilize features such as recorded event information, and graphical displays on central computers, to allow users to identify hazards and problems before they evolve into incidents which, at a minimum, could cause production delays, evacuation of personnel and potentially even damage and injury. By utilizing the Company's FieldServer devices, detection data can be presented via a web server function for viewing over the Internet or by localized web browsers. In 2001, revenue from gas detection products was approximately 61% of the Company's sales compared with approximately 53% in the previous year.

      In addition to gas detection devices, products supplied to the telecommunications industry include microprocessor based controllers which are used to manage other environmental and security conditions in remote structures such as cellular stations and fiber optic booster stations. The environmental controllers integrate various functions which would otherwise require individual controls and alarm handling. The demand for environment controllers is driven, primarily, by new construction of infrastructure for the telephone, wireless and cable industries. The level of demand for new construction of infrastructure decreased in 2001 as the telecommunications industry reduced capital spending. In 2001, revenue from products sold to the telecommunications industry was approximately 24% of the Company's sales compared with 40% in the previous year.

      The Company also manufactures a line of products known as Industrial Communication Bridges (Bridges). Many industrial instruments, such as gas detection systems, programmable logic controllers and various analytical systems and sensing devices, communicate in different, non-standard, protocols. Bridges provide a means for reading and writing data into these devices using a common, standard protocol and allow the data to be transmitted over various wiring platforms including Ethernet. During the first quarter of 2001, the name "Communications Bridge" was changed to "FieldServer" and a new division of the Company named FieldServer Technologies was formed to design and market the products. In 2001, revenue from FieldServer products was approximately 15% of the Company's sales compared to approximately 7% in the previous year.

      The Company maintains research and development programs to enhance existing products and to develop new products. Over the last three fiscal years, 2001 through 1999 the Company's research and development expenses, which include costs for sustaining engineering, were 14%, 11% and 12% of sales respectively. In 2001, research and development expenses totaled $1,414,776 compared to $1,008,098 in 2000 and $797,057 in 1999.

      The Company's products are sold through a network of sales representatives supervised by regional managers. There are currently 31 authorized representatives with a total of 47 sales offices in the United States. The majority of the Company's representatives have exclusive territories and the sales agreements with each representative restricts them from representing competing lines. The Company's internal sales organization includes a Sales Vice President, five Regional Sales Managers, three Business Unit Managers, and various inside support personnel. In addition to its primary factory and office facility in California and a manufacturing facility located in Florida, the Company maintains separate regional sales offices in California, Illinois, Pennsylvania and Texas.

      Products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, telecommunications companies, parking garages, landfill rehabilitation projects and building automation projects. All of the Company's products are marketed to all such industries. The Company considers itself to operate in one business segment. Substantially all of the revenues reported in Part II, Item 7 are attributable to sales to that single segment.

      At December 31, 2001, the Company had 49 employees, of whom 11 were in research and development; 14 were in marketing, sales and service; 4 were in general administration; and 20 were in operations and manufacturing. At that date, 38 of the Company's employees were located in Milpitas, California, 5 were located in Fort Myers, Florida, 1 was located in Temple City, California, 1 was located in Chicago, Illinois, 1 was located in Philadelphia, Pennsylvania, and 3 were located in Dallas, Houston and Corpus Christi, Texas. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

      The demand for monitoring devices and other products manufactured by the Company is not seasonal and during 2001 and 1999 there were no customers to whom sales exceed 10% of the Company's net sales. In 2000 one environment controller customer accounted for approximately 19% of the Company's net sales. Factors within specific industries such as telecommunications, building automation or petrochemical processing could affect the Company's sales within that particular industry. The factors may include, but are not limited to, a general economic downturn, labor problems, rapid shifts in technology or introduction of competing products at lower prices.

      The commercial order backlog for the Company's products at December 31, 2001 was $1,317,264 compared with $1,049,659 at December 31, 2000. The backlog includes orders for which the Company has not yet received engineering release from the customer. Since the Company generally ships its products within the same quarter that it receives a purchase order and engineering release from the customer for such products, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales.

      During 2001, the Company added a Regional Sales Manager with responsibility for sales development in Latin America. The Regional Sales Manager, based in Dallas, Texas has responsibility for all direct sales and development of sales channels in the region. The Company has also previously entered into various agreements with representatives in foreign countries to promote the Company's products but no other formal international marketing program exists. In each of the three years ended December 31, 2001, 2000 and 1999, sales to international customers were 13%, 5%, and 6%, respectively. The Company has no assets in any foreign countries.

      The markets in which the Company participates are highly competitive and generally price sensitive. Most of the Company's competitors have far greater financial, marketing and manufacturing resources than the Company by virtue of their relationships with larger companies as divisions or subsidiaries. The principal competitive factors in the industry are reliability, ease of use, product support, and price. The Company's gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Inc., Thermo-Gastech, General Monitors Inc., Mine Safety Appliance Company, Seiger, Ltd., and Sensidyne Inc. The Company's other products tend to compete with alternate methods and technologies rather than direct equivalent products manufactured by other companies.

      Selected Financial Data.

      The following table sets forth the selected financial data for each of the last five fiscal periods ended December 31, 2001 through 1997:

                                                                    Years Ended December 31,
                                           2001              2000             1999             1998              1997
                                      ---------------- ----------------- ---------------- ---------------- -----------------
Net sales                             $     9,953,011  $     9,442,809   $     6,759,192  $     6,981,122  $     5,130,597
Net income (loss)                     $       381,018  $       669,465   $      (77,669)  $       220,726  $       189,204
Net income (loss) per share - basic
and diluted                           $          0.03  $          0.06   $        (0.01)  $          0.02  $          0.02
Total assets                          $     4,971,370  $     4,812,312   $     3,633,683  $     3,708,207  $     3,032,488

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

      Our operations are concentrated in a single building in Milpitas, California, and a small assembly plant in Fort Myers, Florida. Our operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for all losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business and financial results.

Item 2.       Description of Property.

      The Company's principal executive, administrative, manufacturing and engineering operations are located in a 15,000 square foot leased facility in Milpitas, California. This facility is occupied under a lease expiring March 31, 2006. The Company also leases a 5,000 square foot sales and manufacturing facility in Fort Myers, Florida under a lease expiring March 31, 2003. Management considers that the current facilities are adequate for the present level of operations and that additional office and factory space is available in the immediate vicinity. The Company also leases sales offices near Los Angeles, California; Chicago, Illinois; Philadelphia, Pennsylvania; Dallas, Texas and Houston, Texas.

Item 3.       Legal Proceedings.

      To the knowledge of the Company's management, there are no legal proceedings pending to which the Company is a party or to which the Company's property is subject.

Item 4.       Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) The Company's common stock is traded on the NASDAQ over-the-counter Bulletin Board under the symbol SRMC.OB. There is not an active market for the Company's stock and there is only infrequent trading in limited volume. The high and low closing sales price of Sierra Monitor Corporation common stock during each fiscal quarter for the Company's last two fiscal years were as follows:

Common Stock Prices
                                                       High          Low
   Quarter ended December 31, 2001                   $   2.00      $   1.35
   Quarter ended September 30, 2001                      1.80          1.50
   Quarter ended June 30, 2001                           2.65          1.65
   Quarter ended March 31, 2001                          2.50          1.84

   Quarter ended December 31, 2000                   $   3.25      $   2.13
   Quarter ended September 30, 2000                      3.19          1.25
   Quarter ended June 30, 2000                           1.50          0.88
   Quarter ended March 31, 2000                          1.38          0.63

      (b) As of March 23, 2002 there were approximately 330 holders of record of the Company's Common Stock.

      (c) The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain any future earning to finance operations and the further development of the Company's business and does not presently intend to disperse any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Fiscal 2001 vs. Fiscal 2000

      For the year ended December 31, 2001, the Company reported net sales of $9,953,011 compared to net sales of $9,442,809 in the prior year ended December 31, 2000. Income before income taxes was $581,983 in 2001 compared to income before income taxes of $1,102,478 in 2000. Net income in 2001 was $381,018 compared to $669,465 in 2000.

      Sales increased in 2001 by approximately 5% compared to the prior year. Year over year increases in sales of gas detection equipment were approximately 21%, and the increase in sales of FieldServer products was approximately 126%; however, these increases were almost fully offset by a decrease in sales of telecommunications products of approximately 37%.

      The increase in gas detection product sales was due, in part, to shipment of several large orders of spare parts to the Navy and growth in the number of large systems used in various applications including the petrochemical industry and other building protection applications.

      Sales of FieldServers continued to expand as the Company's FieldServer Technologies division released various new products and gained user visibility by increased advertising and tradeshow activities. The growth in FieldServer sales was partly due to one project which involved the integration of products into an extensive redundant data and control system on offshore oil rigs owned and operated by Pemex.

      In 2001 major telephone companies throughout the United States drastically lowered their spending on infrastructure build out. The Company had experienced significant prior year growth of business in the area of broadband expansion. The rapid slowdown in the industry caused shipments of the Company's environment controllers to slow in the first half and almost stop in the second half of 2001. The impact of this rapid slow down was significantly lower telecommunication sales in 2001 compared to 2000.

      Gross profit as a percent of sales was 63.7% in 2001 compared to 62.6% in the prior year. Labor and material costs remained approximately constant in 2001 compared with the prior year, however the Company incurred a substantial increase in manufacturing facility lease expense in 2001. This increase in expenses, was offset by the change in product mix as FieldServer sales grew relative to other products. FieldServer products have a high software content and, as such, contribute higher margins than the Company's other products.

      Research and development expenses, which include sustaining engineering for existing products, increased to $1,414,776 or 14.2% of net sales, in the year ended December 31, 2001 compared to $1,008,098 or 10.7% of sales, in the year ended December 31, 2000. The Company significantly expanded the capabilities of the FieldServer primary software program to provide for improved redundancy functions, web server capability, and compatibility with the Microsoft industrial standard OLE for Process Control (OPC). Software enhancements were also undertaken to meet customer specifications for an original equipment manufacturer agreement in the building automation industry. In addition to the ongoing investment in expansion of FieldServer capabilities, the Company undertook design of a new control product for the telecommunications market and began a long-term engineering project to upgrade certain gas detection products. The Company's management believes that an ongoing aggressive engineering program is an essential component of its efforts to increase sales.

      Selling and marketing expenses increased to $2,732,394 or 27.4% of net sales, in 2001, from $2,415,030, or 25.6% of net sales, in the prior year. Marketing promotion activities, including advertising, brochures, tradeshows and associated travel were all increased in 2001, primarily to create product identity for FieldServer products. Other selling and marketing costs remained approximately the same on a year-to-year basis except that lower commissions to sales representatives were offset by higher salary expenses due to the addition of two sales professionals.

      General and administrative expenses increased to $1,639,034 in 2001 from $1,399,641 in 2000. The increase in expenses is due, primarily, to substantial increases in lease expenses for the Company's headquarters building, higher insurance expenses and higher professional services expenses.

      Interest income in 2001 was $23,409 compared with interest income of $13,874 in 2000. There was no interest expense in 2001.

       Income tax expense for 2001 was $200,965 compared to $433,013 in 2000. The Company has no net loss carry forward, so the Company's income tax expense varies from statutory tax rates only as a result of permanent differences.

Fiscal 2000 vs. Fiscal 1999

      For the year ended December 31, 2000, the Company reported net sales of $9,442,809 compared to net sales of $6,759,192 in the prior year. Income before income taxes was $1,102,478 in 2000 compared to a loss before income taxes of $112,430 in 1999. Net income in 2000 was $669,465 compared to a net loss in 1999 of $77,669.

      Sales increased in 2000 by approximately 40% compared to the prior year. The primary reason for the increase in sales was an increase in shipments of environment controllers which are used in telephone and cable company applications. Major telephone and cable companies continued expansion of infrastructure in 2000 to meet rapidly growing demand for Internet related broadband services. Broadband expansion requires that small buildings and underground vaults must be located within approximately two miles of each home to be serviced. For each small structure Sierra Monitor has an opportunity to supply an environment controller. The Company was the sole supplier of environment controllers for a bandwidth expansion project in 2000 by a major telephone company.
      In addition to products for the telephone industry, sales of Bridges almost doubled in 2000 from the prior year, primarily as a result of expansion of promotional activities related to the building automation industry. As part of its ongoing investment in product development, the Company developed a number of software programs, known as protocol drivers, which are applicable to that industry. Protocol Drivers are software programs which enable FieldServers to share data between instruments which communicate in non-compatible protocols.
        Sales of gas detection systems also increased in 2000 compared to 1999. The level of sales of Sentry systems, the Company's primary, digital-based, product group, increased in 2000. Sales of Sentry systems can be influenced by release of large orders for construction projects. More such projects were shipped in 2000 compared to the number shipped in 1999.

      Gross profit as a percent of sales was 62.6% in 2000 compared to 61.5% in the prior year. Although there was a change in the mix of the Company's product shipments, there was no significant change in selling prices and no significant increase in labor costs and materials costs beyond normal inflation.

      Research and development expenses, which include sustaining engineering for existing products, increased to $1,008,098 or 10.7% of net sales, in the year ended December 31, 2000 compared to $797,057, or 11.8% of sales, in the year ended December 31, 1999. The Company continued to make significant investments in the expansion of the Bridge product line during 2000.

      Selling and marketing expenses increased to $2,415,030, or 25.6% of net sales, in 2000, from $2,234,387, or 33.1% of net sales, in the prior year. Selling and marketing costs increased due to higher salary and internal sales commission expenses in connection with the 40% increase in net sales. Selling and marketing costs as a percentage of sales decreased due to economies of scale and a reduction in the percentage of sales paid in commissions to outside sales representatives. In addition, a significant portion of the increased sales were made directly to end users and did not generate outside sales commission expenses in 2000.

      General and administrative expenses increased to $1,399,641 in 2000 from $1,250,412 in 1999. The higher general and administrative expenses were the result of higher wage and salary costs including the full year effect of the addition of administrative personnel in both the Company's California main office and the Florida office, which was opened in 1999.

      Interest income in 2000 was $13,874 compared with interest income of $16,083 in 1999. There was no interest expense in 2000.

      Income tax expense for 2000 was $433,013. In 1999, due to the loss from operations, an income tax benefit of $34,761 was realized. The Company has no net loss carry forward, so the Company's income tax expense varies from statutory tax rates only as a result of permanent differences.

Liquidity and Capital Resources.

      The Company's working capital at December 31, 2001, was $3,362,094, an increase of 12% over the working capital of $2,995,896 at December 31, 2000. The increase in working capital is due to the net income generated by the Company as there were no significant equity or long term transactions in 2001.

      Inventory levels increased 13% during 2001 following a 25% increase in the prior year. The increase in 2001 is, in part, due to the rapid slowdown in shipments to telephone companies which caused finished goods inventories to increase. Inventory on hand was $1,580,959 at December 31, 2001, compared to $1,400,510 at December 31, 2000. Inventories are currently being maintained at high levels, relative to conventional manufacturing norms, to insure the Company's ability to provide quick delivery of customer orders. The Company believes that its ability to deliver product with short lead times provides a competitive advantage.

      The Company had no long term liabilities and no bank borrowings at December 31, 2001.

      The Company maintains a $500,000 line of credit, secured by accounts receivable, with its commercial bank. At December 31, 2001 there were no outstanding borrowings against the line of credit. The line of credit requires annual renewal While there is no assurance of renewal, the Company currently anticipates that the line of credit will be renewed on similar terms upon its expiration in June 2002.

      At December 31, 2001, the balance sheet reflected $772,394 of cash and $1,500,611 of net accounts receivable. At December 31, 2000 total cash and cash equivalents were $1,166,296 and net accounts receivable were $1,355,667. During the year 2001 the Company made tax payments and tax deposits totaling $651,333 compared to tax payments of $1,912 during the year 2000.

      Management believes that its present resources, including cash, bank line of credit and accounts receivable, are sufficient to fund its anticipated level of operations through at least January 1, 2003.

Critical Accounting Policies.

      In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

      Revenue Recognition

      Our net sales consist of revenue from sales of products net of trade discounts and allowances. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. We recognize revenue from the sale of FieldServers in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. The Company does not enter into multiple-element arrangements related to the sales of FieldServers. Management's ability to determine that such conditions have been met is based on market experience and judgment of the specific economic and contractual conditions that exist at the time of shipment.

      Accounts Receivable

      Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer's potential inability or unwillingness to meet the payment terms dictate secured payments. Our international sales are generally made based on secure payments including cash wire advance payments and letters of credit. International sales are made on open account terms where sufficient historical experience justifies the credit risks involved. In many of our larger sales, the customers are frequently construction contractors who are in need of our start-up services to complete their work and obtain payment. Management's ability to manage the credit terms and take advantage of the leverage of the need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

      We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management's knowledge. We believe that we have demonstrated the ability to make reasonable and reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company's ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve management.

      Inventories

      Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company uses an Enterprise Requirements Planning ("ERP") software system which provides data upon which management can rely to determine inventory trends and identify excesses.
Reserves for slow moving and obsolete inventories are accounted based on historical experience and current product demand. We evaluate the adequacy of these reserves quarterly. The adequacy of these reserves is dependent upon management's ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

Item 7.       Financial Statements and Supplementary Data.

      Reference is made to the financial statements set forth in this Form 10-KSB report in Part IV, as indexed in Part III, Item 13, and by such reference such information is incorporated herein.

      The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2001.

                                                                                 2001
                                            -------------------------------------------------------------------------------
                                                                    Quarter Ended                            Year Ended
                                            ---------------------------------------------------------------
                                               Mar. 31         Jun. 30         Sep. 30         Dec. 31         Dec. 31
                                            --------------- --------------- --------------- --------------- ---------------
Revenue                                     $   2,626,298   $    2,732,785  $    2,458,661  $   2,135,267   $    9,953,011
Gross profit                                    1,679,776        1,807,394       1,570,601      1,287,007        6,344,778
Income (loss) before income taxes
                                                  304,088          401,918          95,042      (219,065)          581,983
Net income, (loss)                                182,376          241,151          57,681      (100,190)          381,018
Basic and diluted net income (loss) per
    share                                            0.02             0.02            0.01         (0.01)             0.03
Shares used in computing basic net income
    per share                                  10,967,588       10,968,907      10,971,546     10,971,546       10,969,567
Shares used in computing diluted net
    income per share                           11,546,624       11,566,759      11,522,332     11,606,253       11,538,147

                                                                                 2000
                                            --------------------------------------------------------------- ---------------
                                                                    Quarter Ended                             Year Ended
                                            --------------- --------------- --------------- ---------------
                                               Mar. 31         Jun. 30         Sep. 30         Dec. 31          Dec. 31
                                            --------------- --------------- --------------- --------------- ---------------
Revenue                                     $   2,185,451   $    2,337,059  $    2,618,045  $   2,302,254   $    9,442,809
Gross profit                                    1,360,431        1,478,744       1,624,102      1,448,096        5,911,373
Income before income taxes                        180,327          238,106         363,313        320,732        1,102,478
Net income                                        124,430          151,791         236,153        157,091          669,465
Basic and diluted net income per share
                                                     0.01             0.01            0.02           0.01             0.06
Shares used in computing basic net income
    per share                                  10,967,588       10,967,588      10,967,588     10,967,588       10,967,588
Shares used in computing diluted net
    income per share                           11,347,344       11,406,243      11,612,435     11,596,774       11,501,038

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2001, based upon information furnished by such persons:

                                                                                                     Director or
Name                         Principal Occupation or Employment                             Age      Officer Since
----                         ----------------------------------                             ---      -------------
Gordon R. Arnold             Director of the Company;                                       56            1984
                             President,  Chief Executive Officer and Secretary

Michael C. Farr              Vice President of Operations                                   44            1986

Stephen R. Ferree            Vice President of Marketing                                    54            1992

Edward K. Hague              Vice President of Engineering                                  40            1997

Robert J. Kot                Vice President of Sales                                        51            2001

C. Richard Kramlich          Director of the Company;                                       66            1980
                             General Partner of New Enterprise Associates
                             a venture capital firm

Jay T. Last                  Director of the Company;                                       72            1977
                             President, Hillcrest Press (Publisher), and
                             business and technical consultant

Robert C. Marshall           Director of the Company;                                       70            1998
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

      Robert J. Kot joined the company as Vice President, Sales in November, 2001. Mr. Kot was previously President and CEO of OnCuity, a software company that marketed advanced alarm management systems for the process, building and security markets. Mr. Kot's career spans over 27 years and includes Honeywell, EMC Controls, Azonix and other technology companies focused upon rapid growth within the process and building automation markets.

      With respect to the other information required by this item, the sections entitled "Election of Directors - Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 16, 2002 and to be filed with the SEC within 120 days of December 31, 2001 are incorporated by reference herein.

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

Item 13. Exhibits, Financial Statements and Reports on Form 8-K.

      (a)     Financial Statements.  The following documents are filed as part of this report:

              Financial Statements and Schedules:

                  Independent Auditors' Report.

                  Balance Sheets at December 31, 2001 and 2000.

                  Statements of Operations for the years ended December 31, 2001, 2000, and 1999.

                  Statements  of  Shareholders'   Equity  for  the  years  ended
                  December 31, 2001, 2000, and 1999.

                  Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

                  Notes to Financial Statements.

      (b)     Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 2001.

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

  10.1        1986 Stock Option Plan of Registrant as amended  December 1, 1987.
              (Incorporated by reference to Exhibit 10.1 of the 1989 Form 10-K)

  10.2 1996 Stock Option Plan of Registrant. (Incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on S-8 (File No. 333-18241) filed with the SEC on December 19, 1996)

  10.3        Assignment  of  Intellectual  Property  and  Transfer  of  Rights.
              (Incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1998)

  10.4 Assignment of Intellectual Property, Transfer of Rights, and Asset Purchase Agreement. (Incorporated by reference to Exhibit 10.5 of the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1999)

  10.5 Standard Industrial Lease dated July, 30 2000, by and between Geomax and Registrant. (Incorporated by reference to Exhibit 10.6 of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2000)

  23.1        Consent of Independent Auditors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 26, 2002.

                                           SIERRA MONITOR CORPORATION
                                           (Registrant)


                                           By  /s/  Gordon R. Arnold
                                               ---------------------------------
                                                    Gordon R. Arnold
                                                    Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Date                                  Title                                     Signature
March 26, 2002                Chief Executive Officer, Chief
                              Financial Officer and Director
                              (Principal Executive, Financial
                              and Accounting Officer)                        By  /s/  Gordon R. Arnold
                                                                                 -------------------------------
                                                                                      Gordon R. Arnold

March 26, 2002                Director                                       By  /s/  C. Richard Kramlich
                                                                                 -------------------------------
                                                                                      C. Richard Kramlich

March 26, 2002                Director                                       By  /s/  Jay T. Last
                                                                                 -------------------------------
                                                                                      Jay T. Last

March 26, 2002                Director                                       By  /s/  Robert C. Marshall
                                                                                 -------------------------------
                                                                                      Robert C. Marshall

                                     PART IV

                           SIERRA MONITOR CORPORATION

                              Financial Statements

                           December 31, 2001 and 2000

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sierra Monitor Corporation:

We have audited the accompanying balance sheets of Sierra Monitor Corporation as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                          /s/ KPMG LLP

Mountain View, California
February 15, 2002

                           SIERRA MONITOR CORPORATION

                                 Balance Sheets

                           December 31, 2001 and 2000

                               Assets                                 2001          2000
                                                                  -----------    -----------
Current assets:
     Cash and cash equivalents                                    $   772,394    $ 1,166,296
     Trade receivables, less allowance for doubtful accounts of
       $28,026 and $19,027 in 2001 and 2000, respectively           1,500,611      1,355,667
     Notes receivable                                                   8,258         16,879
     Inventories                                                    1,580,959      1,400,510
     Prepaid expenses                                                 156,785         84,920
     Income taxes receivable                                          148,187           --
     Deferred income taxes                                            179,864        196,443
                                                                  -----------    -----------
              Total current assets                                  4,347,058      4,220,715
Property and equipment, net                                           310,622        231,000
Deferred income taxes                                                   4,741          5,863
Other assets                                                          308,949        354,734
                                                                  -----------    -----------
              Total assets                                        $ 4,971,370    $ 4,812,312
                                                                  ===========    ===========

                Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                             $   509,017    $   475,111
     Accrued compensation expenses                                    346,429        352,569
     Other current liabilities                                        129,518         75,424
     Income taxes payable                                                --          321,715
                                                                  -----------    -----------

              Total current liabilities                               984,964      1,224,819
                                                                  -----------    -----------
Commitments
Shareholders' equity:
     Common stock,  $0.001 par value;  20,000,000 shares
      authorized;  10,971,546 and 10,967,588  shares
      issued and outstanding as of December 31, 2001
      and 2000, respectively                                           10,972         10,968
     Additional paid-in capital                                     3,151,189      3,148,976
     Retained earnings                                                836,043        455,025
     Notes receivable from shareholders                               (11,798)       (27,476)
                                                                  -----------    -----------
              Total shareholders' equity                            3,986,406      3,587,493
                                                                  -----------    -----------
              Total liabilities and shareholders' equity          $ 4,971,370    $ 4,812,312
                                                                  ===========    ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                  Years ended December 31, 2001, 2000 and 1999

                                                  2001          2000           1999
                                             ------------   ------------   ------------
Net sales                                    $  9,953,011   $  9,442,809   $  6,759,192
Cost of goods sold                              3,608,233      3,531,436      2,602,910
                                             ------------   ------------   ------------
         Gross profit                           6,344,778      5,911,373      4,156,282
                                             ------------   ------------   ------------
Operating expenses:
   Research and development                     1,414,776      1,008,098        797,057
   Selling and marketing                        2,732,394      2,415,030      2,234,387
   General and administrative                   1,639,034      1,399,641      1,250,412
                                             ------------   ------------   ------------
                                                5,786,204      4,822,769      4,281,856
                                             ------------   ------------   ------------
         Income (loss) from operations            558,574      1,088,604       (125,574)
Interest income                                    23,409         13,874         16,083
Other expense                                        --             --           (2,939)
                                             ------------   ------------   ------------
         Income (loss) before income taxes        581,983      1,102,478       (112,430)
Income tax expense (benefit)                      200,965        433,013        (34,761)
                                             ------------   ------------   ------------
         Net income (loss)                   $    381,018   $    669,465   $    (77,669)
                                             ============   ============   ============
Net income (loss) per share:
   Basic and diluted                         $       0.03   $       0.06   $      (0.01)
                                             ============   ============   ============
Weighted-average number of shares used in
per share computations:
      Basic                                    10,969,567     10,967,588     10,967,588
                                             ============   ============   ============
      Diluted                                  11,538,147     11,501,038     10,967,588
                                             ============   ============   ============

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                       Statements of Shareholders' Equity

                  Years ended December 31, 2001, 2000, and 1999

                                                                                         Retained        Notes
                                                  Common stock           Additional      earnings      receivable          Total
                                           --------------------------      paid-in     (accumulated       from         shareholders'
                                              Shares         Amount        capital        deficit)     shareholders       equity
                                           -----------    -----------    -----------    -----------     -----------     -----------
Balances as of
   December 31, 1998                        10,967,588    $    10,968    $ 3,148,976    $  (136,771)    $   (53,240)    $ 2,969,933
Repayment of notes receivable                     --             --             --             --            12,334          12,334
Net loss                                          --             --             --          (77,669)           --           (77,669)
                                           -----------    -----------    -----------    -----------     -----------     -----------
Balances as of
   December 31, 1999                        10,967,588         10,968      3,148,976       (214,440)        (40,906)      2,904,598
Repayment of notes receivable                     --             --             --             --            13,430          13,430
Net income                                        --             --             --          669,465            --           669,465
                                           -----------    -----------    -----------    -----------     -----------     -----------
Balances as of
   December 31, 2000                        10,967,588         10,968      3,148,976        455,025         (27,476)      3,587,493
Repayment of notes receivable                     --             --             --             --            15,678          15,678
Issuance of common stock                         3,958              4          2,213           --              --             2,217
Net income                                        --             --             --          381,018            --           381,018
                                           -----------    -----------    -----------    -----------     -----------     -----------
Balances as of
   December 31, 2001                        10,971,546    $    10,972    $ 3,151,189    $   836,043     $   (11,798)    $ 3,986,406
                                           ===========    ===========    ===========    ===========     ===========     ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                                                  2001                 2000                 1999
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
   Net income (loss)                                                            $ 381,018            $ 669,465            $ (77,669)
   Adjustments to reconcile net income (loss) to net
      cash (used in) provided by operating activities:
         Depreciation and amortization                                            277,209              255,227              150,185
         Loss on disposal of fixed assets                                            --                   --                  2,415
         Allowance for doubtful accounts                                            8,999                7,500               13,084
         Deferred income taxes                                                     17,701              107,855              (35,561)
         Changes in operating assets and liabilities:
            Trade receivables                                                    (153,944)            (561,574)             308,396
            Inventories                                                          (180,449)            (233,862)            (221,459)
            Prepaid expenses                                                      (71,865)              18,929                8,929
            Income taxes receivable                                              (148,187)                --                   --
            Accounts payable                                                       33,906               63,571              116,266
            Accrued compensation expenses                                          (6,140)              78,836               (7,693)
            Other current liabilities                                              54,094               31,612              (12,710)
            Income taxes payable                                                 (321,715)             321,715             (105,052)
                                                                              -----------          -----------          -----------
               Net cash (used in) provided by
                  operating activities                                           (109,373)             759,274              139,131
                                                                              -----------          -----------          -----------
Cash flows from investing activities:
   Capital expenditures                                                          (284,258)            (221,808)            (118,658)
   Short-term investments, net                                                       --                   --                245,522
   Other assets                                                                   (26,786)              (1,744)             (72,975)
                                                                              -----------          -----------          -----------
               Net cash (used in) provided by
                  investing activities                                           (311,044)            (223,552)              53,889
                                                                              -----------          -----------          -----------
Cash flows from financing activities:
   Repayment of notes receivable                                                   24,298               23,635               20,252
   Proceeds from exercise of stock options                                          2,217                 --                   --
                                                                              -----------          -----------          -----------
               Net cash provided by financing
                  activities                                                       26,515               23,635               20,252
                                                                              -----------          -----------          -----------
Net (decrease) increase in cash and cash equivalents                             (393,902)             559,357              213,272
Cash and cash equivalents at beginning of year                                  1,166,296              606,939              393,667
                                                                              -----------          -----------          -----------

Cash and cash equivalents at end of year                                        $ 772,394           $1,166,296            $ 606,939
                                                                              ===========          ===========          ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes                                   $ 651,333            $   1,912            $ 105,052
                                                                              ===========          ===========          ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

(1)      Summary of the Company and Significant Accounting Policies

       (a)        The Company

              Sierra Monitor Corporation (the Company) was incorporated in 1978. The Company designs, manufactures, and markets hazardous gas monitoring devices for industrial work places. The Company also designs and manufactures environmental controllers for the telecommunication industry, as well as a line of software-based industrial communication bridge products known as FieldServers. The Company's headquarters are located in California, with additional operations located in Florida.

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

       (c)        Revenue Recognition

              Revenue related to gas detection devices and environmental controllers is recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured.

              Revenue from the sale of FieldServers is recognized in accordance with Statement of Position (SOP) 97-02, Software Revenue Recognition, as amended. In accordance with SOP 97-02, the Company recognizes such revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. The Company does not enter into multiple-element arrangements related to the sales of FieldServers.

       (d)        Cash and Cash Equivalents

              Cash and cash equivalents consist of cash on deposit with banks and highly liquid money market instruments with purchased maturities of three months or less. Cash equivalents consisted of overnight securities in the amount of $445,563 and $959,969 as of December 31, 2001 and 2000, respectively.

       (e)        Inventories

              Inventories are stated at the lower of cost (first-in, first-out), or market.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

       (f)        Property and Equipment

              Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the useful life of the related asset.

              The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to future undiscounted operating cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. To date, the Company has made no adjustments to the carrying values of its long-lived assets.

       (g)        Employee Stock-Based Compensation

              The Company uses the intrinsic-value method of accounting for employee stock-based compensation.

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

       (i)        Earnings (Loss) Per Share

              Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, plus dilutive common equivalent shares including stock options using the treasury-stock method.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2001, 2000, and 1999, respectively:

                                               2001         2000         1999
                                            ----------   ----------   ----------
Basic earnings (loss) per share --
     weighted-average  number of
     shares of common stock
     outstanding                            10,969,567   10,967,588   10,967,588

Effect of dilutive stock options               568,580      533,450           --
                                            ----------   ----------   ----------

Diluted earnings (loss) per share --
     dilutive potential common
     shares                                 11,538,147   11,501,038   10,967,588
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

       (j)        Comprehensive Income (Loss)

              The Company has no significant components of other comprehensive income, and accordingly, comprehensive income (loss) is the same as net income (loss) for all periods.

       (k)        Other Assets

              As of December 31, 2001 and 2000, other assets consist principally of software development costs (see Note 1(l)) and certain specifically identifiable intangible assets and technology rights. As of December 31, 2001 and 2000, the remaining balances of such assets were $191,868 and $290,884, respectively, net of accumulated amortization of $304,820 and $205,976, respectively.

              Intangible assets and technology rights are being amortized by the Company on a straight-line basis over an estimated useful life of five years. The Company reviews intangible assets and technology rights for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparison of its carrying amount to future undiscounted operating cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair market value. To date, the Company has made no adjustments to the carrying values of its intangible assets and technology rights.

       (l)        Software Development Costs

              Software development costs incurred prior to establishing technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established,

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

              software development costs are capitalized and included in other assets. The Company has defined achieving technological feasibility as the establishment of a working model, which typically occurs when the beta testing commences. Capitalized costs are then amortized on a straight-line basis over the estimated product life of three years, or in the ratio of current revenues to total projected product revenues, whichever is greater. At each balance sheet date, the unamortized capitalized costs are compared to the net realizable value. The amount by which the unamortized capitalized costs exceed the net realizable value is written off. As of December 31, 2001 and 2000, the balance of capitalized costs of software drivers developed for the Company's industrial communication bridge products was $50,477 and $37,332, respectively, net of amounts paid by customers for the development of such drivers, and net of accumulated amortization of $3,328 and $2,390, respectively. The amounts written down to the net realizable value during the years ended December 31, 2001 and 2000 were $31,406 and $-0-, respectively.

       (m)        Reclassifications

              Certain amounts presented in the 2000 financial statements have been reclassified to conform to the current year's presentation.

       (n)        Recent Accounting Pronouncements

              In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives. Such assets should be reviewed for impairment in accordance with SFAS No. 121.

              Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

              The Company adopted the provisions of SFAS No. 141 as of July 1, 2001. SFAS No. 142 is required to be adopted effective January 1, 2002. As of the date of adoption of SFAS No. 142, the Company expects to have unamortized identifiable intangible assets in the amount of $191,868, all of which

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

              will be subject to the provisions of SFAS No. 142. The adoption of SFAS No. 141 did not have an effect on the Company's financial statements and the Company does not anticipate that the adoption of SFAS No. 142 will have a material effect on its financial statements.

              In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage, and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is required to adopt SFAS No. 143 effective January 1, 2003. The Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on its financial statements.

              In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 effective January 1, 2002. The Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on its financial statements.

(2)      Inventories

       A summary of inventories as of December 31, 2001 and 2000 follows:

                                                    2001                  2000
                                                 ----------           ----------
Raw materials                                    $  712,891           $  622,372
Work in process                                     575,150              562,518
Finished goods                                      292,918              215,620
                                                 ----------           ----------
                                                 $1,580,959           $1,400,510
                                                 ==========           ==========

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

(3)      Property and Equipment

       A summary of property and equipment as of December 31, 2001 and 2000 follows:

                                                            2001         2000
                                                        ----------    ----------
Machinery and equipment                                 $  411,851    $  364,142
Furniture, fixtures, and leasehold improvements            787,048       658,012
                                                        ----------    ----------
                                                         1,198,899     1,022,154
Less accumulated depreciation and amortization             888,277       791,154
                                                        ----------    ----------
                                                        $  310,622    $  231,000
                                                        ==========    ==========

(4)      Employee Stock Compensation Plan

       The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its employee stock compensation plan. As the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for its employee stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                           2001           2000            1999
                                         --------       --------       ---------
          Net income (loss):
            As reported                  $381,018       $669,465      $ (77,669)
            Pro forma                    $301,849       $612,025      $(129,045)
          Basic and diluted net income
            (loss) per share:
              As reported                $   0.03       $   0.06      $   (0.01)
              Pro forma                  $   0.03       $   0.06      $   (0.01)

       During 1996, the Company's 1986 Stock Option Plan expired. Subsequently, the shareholders adopted the 1996 Stock Plan. The Company has reserved 1,600,000 shares of common stock for issuance. Options are granted under the 1996 Stock Plan at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

       The per share weighted-average fair value of stock options granted during 2001, 2000, and 1999 was $1.00, $0.49, and $0.24, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000, and 1999: expected dividend yield of 0.0%; volatility of 50%; risk-free interest rate of 5.07%, 5.00%, and 5.09%, respectively; and an expected life of 10 years.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

       As of December 31, 2001,  there were 573,542  shares  available for grant
       under  the  Company's   1996  Stock  Plan.  A  summary  of  stock  option
       transactions for the three years ended December 31, 2001 follows:

                                                                      Weighted-
                                                                       average
                                                      Range of        exercise
                                      Options          prices           price
                                    ---------       ------------      --------
Balance as of
     December 31, 1998                595,000      $0.10 - 0.75       $   0.41
Granted                               125,000       0.50 - 0.75           0.55
                                    ---------
Balance as of
     December 31, 1999                720,000       0.22 - 0.75           0.43
Granted                                56,000          1.10               1.10
Canceled                               (3,000)         1.10               1.10
                                    ---------
Balance as of
     December 31, 2000                773,000       0.22 - 1.10           0.48
Granted                               467,000       1.48 - 1.50           1.48
Exercised                              (3,958)         0.56               0.56
Canceled                              (18,542)      0.22 - 1.10           0.69
                                    ---------
Balance as of
     December 31, 2001              1,217,500       0.22 - 1.50           0.86
                                    =========

       The following table summarizes information about the Company's stock options outstanding under the plans as of December 31, 2001:

                                             Options outstanding
                       ---------------------------------------------------------------             Options exercisable
                                                   Weighted-                            -----------------------------------------
                                                    average             Weighted-                                   Weighted-
                                                   remaining             average                                     average
     Exercise                 Number              contractual           exercise               Number               exercise
      prices               outstanding           life (years)             price              exercisable              price
--------------------   -------------------   -------------------   -------------------   -------------------   -------------------
  $0.22 - 0.75               705,000                 5.67              $   0.43                649,688             $   0.42
   1.10 - 1.50               512,500                 9.65                  1.45                 20,979                 1.10
                           ---------                                                         ---------
                           1,217,500                 7.34                  0.86                670,667                 0.44
                           =========                                                         =========

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

(5)      Commitments

       The Company leases its facilities under noncancelable operating leases. In 2000, the Company entered into a new lease on its existing facility lease which extended the lease term by five years from the original expiration date.

       As of December 31, 2001, future minimum lease payments are as follows:

                 Year ending
                December 31,
                ------------
                    2002                       $     494,413
                    2003                             467,713
                    2004                             481,554
                    2005                             500,816
                    2006                             130,212
                                               -------------
                                               $   2,074,708
                                               =============

       Rent expense was approximately $469,000, $178,000, and $157,000 in 2001, 2000, and 1999, respectively.

(6)      Bank Borrowings

       As of December 31, 2001, the Company had a $500,000 bank line of credit, secured by certain operating assets of the Company, that bears interest at the prime rate (6.25% as of December 31, 2001) plus 1/2%. The line of credit expires June 4, 2002, and contains certain financial covenants with which the Company was in compliance as of December 31, 2001. No amounts were outstanding under the line of credit as of December 31, 2001 and 2000.

(7)      Income Taxes

       The components of income tax expense (benefit) were as follows:

                                   2001          2000            1999
                                ---------     ---------      ---------
Current:
     Federal                    $ 152,438     $ 284,812      $      --
     State                         30,826        40,346            800
                                ---------     ---------      ---------
           Total current          183,264       325,158            800
                                ---------     ---------      ---------
Deferred:
     Federal                       16,562        86,012        (24,120)
     State                          1,139        21,843        (11,441)
                                ---------     ---------      ---------
           Total deferred          17,701       107,855        (35,561)
                                ---------     ---------      ---------
                                $ 200,965     $ 433,013      $ (34,761)
                                =========     =========      =========

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999

       The provision (benefit) for income tax differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                               2001         2000         1999
                                            ---------    ---------    ---------
         Computed tax (benefit) expense     $ 197,873    $ 374,842    $ (38,226)
         State taxes, net of federal
          benefit                              33,952       64,323       (4,373)
         Tax credits and other                (30,860)      (6,151)       7,838
                                            ---------    ---------    ---------
                                            $ 200,965    $ 433,014    $ (34,761)
                                            =========    =========    =========

       The tax effects of temporary differences that gave rise to significant portions of deferred tax assets are as follows:

                                                               2001       2000
                                                             --------   --------
         Deferred tax assets:
           Accounts receivable, principally due to
             allowance for doubtful accounts                 $ 11,164   $ 31,480
           Inventories, principally due to additional
             costs inventoried for tax purposes               106,831     94,941
           State tax expense on temporary differences          10,647     21,470
           Accruals for financial statement purposes
             not currently deductible                          38,680     39,750
           Property and equipment, principally due to
             differences in depreciation                        4,741      5,863
           Deferred revenue                                    12,542      8,802
                                                             --------   --------
                 Total deferred tax assets                   $184,605   $202,306
                                                             ========   ========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

(8)      Fair Value of Financial Instruments

       The carrying value of financial instruments included in the accompanying financial statements approximates fair value due to the short-term maturities of those instruments.

       Financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with high-credit qualified financial institutions. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts to cover potential credit losses.

(9)      Segment Reporting

       SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also established standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the
       Company's  chief  executive  officer  (CEO).  The CEO  reviews  financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. The entity-level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: industrial gas detection and monitoring devices.

       In addition, the CEO reviews the following information on revenues by product category:

                                         2001         2000         1999
                                      ----------   ----------   ----------
         Gas detection devices        $6,071,337   $5,004,688   $4,461,066
         Environmental controllers     2,388,722    3,777,124    1,960,166
         FieldServers                  1,492,952      660,997      337,960
                                      ----------   ----------   ----------
                                      $9,953,011   $9,442,809   $6,759,192
                                      ==========   ==========   ==========

       The Company sells its products to companies located primarily in the United States. In each of the three years ended December 31, 2001, 2000, and 1999, sales to international customers were 13%, 5%, and 6%, respectively. In 2001 and 1999, no one customer represented more than 10% of total sales. In 2000, one customer represented approximately 19% of total sales and 4% of accounts receivable as of December 31, 2000.