Form 10QSB
period 2002-03-31
SIERRA MONITOR CORP /CA/
filed 2002-05-14
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended March 31, 2002
                                          --------------

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

      Yes__X__    No _____

      The number of shares of the issuer's common stock outstanding, as of May 8, 2002 was 10,971,546.

      Transitional Small Business Disclosure Format:  Yes ___; No _X_

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                     March 31,             December 31,
                                                                        2002                   2001
                                                                    -----------            -----------
                                   Assets
Current assets:
      Cash and cash equivalents                                     $   397,008            $   772,394
      Trade receivables, less allowance for doubtful accounts         1,780,775              1,500,611
          of $30,276 in 2002 and $28,026 in 2001
      Notes receivable                                                    6,089                  8,258
      Inventories                                                     1,664,205              1,580,959
      Prepaid expenses                                                  101,706                156,785
      Income taxes receivable                                           148,187                148,187
      Deferred income taxes                                             284,460                179,864
                                                                    -----------            -----------

                        Total current assets                          4,382,430              4,347,058

Property and equipment, net                                             287,817                310,622
Deferred income taxes                                                     4,741                  4,741
Other assets                                                            304,392                308,949
                                                                    -----------            -----------

                        Total assets                                $ 4,979,380            $ 4,971,370
                                                                    ===========            ===========

                Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                              $   613,151            $   509,017
      Accrued compensation expenses                                     403,037                346,429
      Other current liabilities                                         136,386                129,518
                                                                    -----------            -----------

                        Total current liabilities                     1,152,574                984,964

Commitments

Shareholders' equity:
      Common stock, $0.001 par value; 20,000,000 shares
      authorized 10,971,546 shares issued and outstanding                10,972                 10,972
      Additional paid-in capital                                      3,151,189              3,151,189
      Retained earnings                                                 673,860                836,043
      Notes receivable from shareholders                                 (9,215)               (11,798)
                                                                    -----------            -----------

                        Total shareholders' equity                    3,826,806              3,986,406
                                                                    -----------            -----------

                        Total liabilities and shareholders' equity  $ 4,979,380            $ 4,971,370
                                                                    ===========            ===========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                       Condensed Statements of Operations

                                   (Unaudited)

                                                                  For the three months ended
                                                             ------------------------------------
                                                               March 31,               March 31,
                                                                 2002                    2001
                                                             ------------            ------------

Net sales                                                    $  2,235,632               2,626,298

Cost of goods sold                                                934,226               1,021,180
                                                             ------------            ------------

                  Gross profit                                  1,301,406               1,605,117
                                                             ------------            ------------

Operating expenses
      Research and development                                    425,899                 293,536
      Selling and marketing                                       797,567                 679,190
      General and administrative                                  347,485                 339,046
                                                             ------------            ------------

                                                                1,570,950               1,311,772
                                                             ------------            ------------

                  Income (loss) from operations                  (269,545)                293,346

Interest income                                                       595                  10,742
                                                             ------------            ------------

               Income (loss) before income taxes                 (268,950)                304,088

Income tax expense (benefit)                                     (106,767)                121,712
                                                             ------------            ------------

                Net income (loss)                            $   (162,183)                182,376
                                                             ============            ============

Net income (loss) per share - basic                          $      (0.01)                   0.02
                                                             ============            ============
Net income (loss) per share - diluted                        $      (0.01)                   0.02
                                                             ============            ============

Weighted-average number of shares used in per share
  computations:
         Basic                                                 10,971,546              10,967,588
                                                             ============            ============
         Diluted                                               10,971,546              11,546,624
                                                             ============            ============

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                                                                      For the three months ended
                                                                                                   ---------------------------------
                                                                                                   March 31,             March 31,
                                                                                                      2002                  2001
                                                                                                   ----------            ----------
Cash flows from operating activities:
       Net income (loss)                                                                           $ (162,183)              182,376
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation and amortization                                                            77,629                71,542
              Allowance for doubtful accounts                                                           2,250                 2,250
              Deferred income taxes                                                                  (104,596)                 --
              Change in operating assets and liabilities:
                 Trade receivables                                                                   (282,414)             (116,456)
                 Inventories                                                                          (83,246)             (130,001)
                 Prepaid expenses                                                                      55,079               (57,071)
                 Accounts payable                                                                     104,134                90,550
                 Accrued compensation expenses                                                         56,608               (23,465)
                 Other current liabilities                                                              6,868                 2,594
                 Income taxes payable                                                                    --                (210,490)
                                                                                                   ----------            ----------

                  Net cash used in operating activities                                              (329,871)             (188,171)
                                                                                                   ----------            ----------

Cash flows from investing activities -
       Capital expenditures                                                                           (50,266)              (69,132)
                                                                                                   ----------            ----------

Cash flows from financing activities -
       Repayment of notes receivable                                                                    4,751                 6,319
                                                                                                   ----------            ----------

Net decrease in cash and cash equivalents                                                            (375,386)             (250,984)

Cash and cash equivalents at beginning of period                                                      772,394             1,166,296
                                                                                                   ----------            ----------

Cash and cash equivalents at end of period                                                         $  397,008               915,312
                                                                                                   ==========            ==========


Supplemental cash flow information:
     Cash paid for income taxes                                                                    $    1,398               329,018
                                                                                                   ==========            ==========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                   Notes to the Condensed Financial Statements

                                 March 31, 2002

Basis of Presentation

      The unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 which was filed March 28, 2002. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of March 31, 2002 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Summary of Business

      Sierra Monitor Corporation (the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places. In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems used to monitor and control environmental conditions in small, remote, structures used for cellular and hard wire telephone equipment. The Company also manufactures a line of products known as Communications Bridges. These products provide a means for many industrial instruments to communicate with each other even when they have different communications protocol. Communications Bridges are sold under the name FieldServer by the FieldServer Technologies Division of the Company.

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

      a) Revenue Recognition

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

      b) Reclassifications

      Certain amounts presented in the financial statements for the 2001 comparative period have been reclassified to conform to the current period's presentation.

      c) Recent Accounting Standards

      In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business
Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and be reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

      The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 effective January 1, 2002. As of the date of adoption of SFAS No. 142, the Company had no goodwill and had unamortized identifiable intangible assets of $214,480, all of which were subject to the provisions of SFAS No. 142.

      SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Company evaluate its existing intangibles assets and goodwill that were acquired in prior purchase business combinations to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141; no reclassifications were deemed necessary. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and no significant changes were deemed necessary. The Company was also required to test its intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. No impairment loss was deemed necessary related to intangible assets during the first interim period.

      The Company has intangible assets of $187,266, net of accumulated amortization of $517,081, as of March 31, 2002. Amortization expense for the first quarter of fiscal 2002 was $27,220. The Company expects that its annual amortization expense will be approximately $110,000.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and to provide more information about future cash outflows, leverage, and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is required to adopt SFAS No. 143 effective January 1, 2003. The Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on its financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

Inventories

A summary of inventories follows:
                                                  March 31,         December 31,
                                                    2002                2001
                                                 ----------          ----------

               Raw Materials                     $  770,900          $  712,891

               Work-in-process                      583,937             575,150

               Finished goods                       309,368             292,918
                                                 ----------          ----------

                                                 $1,664,205          $1,580,959
                                                 ==========          ==========

Net Income (loss) per share

      Basic earnings per share (EPS) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations.

      The Company has reported a net loss for the three month period ended March 31, 2002. As a result 394,444 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the three month period. In the same period an additional 611,000 stock options were excluded from the calculation of diluted earnings because the inclusion of such stock options would be antidilutive due to the exercise price being higher than the stock price used in the EPS computations.

      The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2002 and 2001, respectively:

                                                                          2002             2001
                                                                          ----             ----
      Basic EPS - weighted-average number of common shares
        outstanding                                                    10,971,546       10,967,588

      Effect of dilutive potential common shares - stock options
        outstanding                                                          --            579,036

      Diluted EPS - weighted-average of common shares and
        potential common shares outstanding                            10,971,546       11,546,624

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the three months ended March 31, 2002 Sierra Monitor Corporation (the "Company") reported net sales of $2,235,632 compared to $2,626,298 for the three months ended March 31, 2001. The results for the first quarter of fiscal 2002 represent a 15% decrease from the same period in the prior year.

      The sales decline is primarily the result of changes in the market for the Company's environment controllers used by the telecommunications industry. During the approximate two year period through the middle of calendar year 2001, major telephone companies undertook extensive infrastructure expansion to deliver broadband Internet capacity to their customers. The expansion was slowed dramatically in the second half of 2001 resulting in substantial inventory build up throughout the telecommunications equipment supply chain. Sierra Monitor's customers, manufacturers of remote telecommunications structures, experienced significant inventory build up and, as a result, cancelled or delayed deliveries of our products. As a result of these actions the Company's sales to the telecommunications industry in the first quarter of 2002 were approximately $900,000 lower than in the first quarter of 2001. Improvements in sales of gas detection products and FieldServers offset a portion of the lower environment controller sales.

      Gross profit for the three month period ended March 31, 2002 was $1,301,406 compared to $1,605,117 in the same period in the previous year. In the current period, the gross margin was approximately 58% of net sales compared to 61% of net sales in the same period in the previous year. Gross margin can vary due to the mix of products shipped in a given period and the discounts which may be applied to those shipments. In the first quarter of 2002, compared with the first quarter of 2001, the Company experienced a substantial change in the mix of product shipments and the level of discounting, resulting in lower gross margins to the Company.

      Expenses for research and development, which include new product development and engineering to sustain existing products, were $425,899, or 19% of net sales, for the three month period ended March 31, 2002, compared with $293,536, or 11% of net sales, in the comparable period in 2001. The higher research and development expenses were undertaken in a continuing effort to increase the number of software drivers available for sale in FieldServers and to introduce a new product in the telecommunications industry. The higher percentage of net sales is a result of the shortfall of revenues relative to budget expectations. Subsequent to the end of the first quarter of 2002, the Company has taken actions to reduce the level of research and development expenses. These actions have included reduction of employees, salary reductions and re-negotiated rates for outside contractors.

     Selling and marketing expenses for the three month period ended March 31, 2002 were $797,567 or 36% of net sales, compared to $679,190 or 26% of net sales, in the same period in the prior year. The increase in selling expenses is due, primarily, to higher salary expense and higher commission expenses for independent sales representatives. The Company has added professional sales staff including a Vice President of Sales and a Regional Manager for Latin America. During the three month period ended March 31, 2002 the mix of products sold included large gas detection projects for which full representative commissions were paid resulting in higher than normal commission expenses.

      General and administrative expenses for the first quarter of 2002 were $347,485 or 16% of net sales compared to $339,046 or 13% in the same period in the prior year. In the current quarter lower salary and wage expenses were offset by increases in costs for rent and liability insurance.

      Net loss for the three month period ended March 31, 2002 was $162,183 or approximately 7% of net sales, compared with net income of $182,376 or approximately 7% of net sales for the same period in the prior year. The net loss is the result of significantly lower sales without corresponding reductions in expenses. Subsequent to the end of the first quarter the Company has taken actions to reduce operating costs through reduction of employees, temporary salary reductions and other short term cost reductions.

Liquidity and Capital Resources

      During the period ended March 31, 2002, the Company's working capital decreased by $132,238 compared to December 31, 2001. The decrease in working capital is primarily due to the net loss generated in the quarter. At March 31, 2002, cash and cash equivalents, totaled $397,008 a decrease of $375,386. Net trade receivables, a component of working capital, increased by $280,164 compared to December 31, 2001. Likewise, inventories increased by $83,246 during the quarter.

      The Company has identified the lower cash level, higher receivables level and increased inventories as challenges during a period of reduced sales and lack of profitability. Specific actions have been put in place to improve collections of accounts and to control, and lower, inventory levels as strategies to improve the cash position. In the current fiscal year, the Company has not utilized its $500,000 line of credit with its commercial bank, but anticipates utilizing it during the second quarter.*

Certain Factors That May Affect Future Results

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

      The Company's short term liquidity is dependent upon our ability to reduce collection cycles, reduce inventories and manage expenses and cash distribution. We must also renew or expand our bank line of credit in June, 2002 under terms similar to the current terms of the line of credit.

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

      a) Revenue Recognition

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

      b) Accounts Receivable and Related Allowances

      Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer's potential inability or unwillingness to meet the payment terms dictate secured payments. Our international sales are generally made based on secure payments including cash wire advance payments and letters of credit. International sales are made on open account terms where sufficient historical experience justifies the credit risks involved. In many of our larger sales, the customers are frequently construction contractors who are in need of our field services to complete their work and obtain payment. Management's ability to manage the credit terms and take advantage of the leverage of the need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

      We maintain an allowances for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management's knowledge. We believe that we have demonstrated the ability to make reasonable and reliable estimates of allowances for doubtful accounts based on significant historical experience.

      c) Inventories

      Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company uses an Enterprise Requirements Planning ("ERP") software system which provides data upon which management can rely to determine inventory trends and identify excesses. The carrying value of inventory is reduced to market for slow moving and obsolete items based on historical experience and current product demand. We evaluate the carrying value of inventory quarterly. The adequacy of these carrying amounts is dependent upon management's ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.


                           PART II: OTHER INFORMATION

Item 1.   Legal Proceedings - N/A

Item 2.   Changes in Securities - N/A

Item 3.   Defaults Upon Senior Securities - N/A

Item 4.   Submission of Matters to a Vote of Security Holders - N/A

Item 5.   Other Information - N/A

Item 6.   Exhibits and Reports on Form S-8

               (a)   Exhibits.
                          None.

               (b)   Reports on Form S-8.
                          1996 Stock Plan as amended. Filed with the SEC on March 29, 2002.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   SIERRA MONITOR CORPORATION
                                                   ----------------------------
                                                   Registrant

Date:        May 9, 2002                    By:    /s/ Gordon R. Arnold
                                                   ----------------------------
                                                   Gordon R. Arnold
                                                   President
                                                   Chief Financial Officer