Form 10QSB
period 2002-06-30
SIERRA MONITOR CORP /CA/
filed 2002-08-12
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2002

                                       or

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

      Yes__X__    No _____

     The number of shares of the issuer's common stock outstanding, as of August 10, 2002 was 10,971,546.

     Transitional Small Business Disclosure Format: Yes ; No X___

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION
                            Condensed Balance Sheets

                                   (Unaudited)

                                                                          June 30,        December 31,
                                                                            2002              2001
                                                                        -----------       -----------
                                   Assets
Current assets:
      Cash and cash equivalents                                         $   704,108       $   772,394
      Trade receivables, less allowance for doubtful accounts             1,493,117         1,500,611
          of $34,703 in 2002 and $28,026 in 2001
      Notes receivable                                                        4,214             8,258
      Inventories                                                         1,574,926         1,580,959
      Prepaid expenses                                                       82,892           156,785
      Income taxes receivable                                                  --             148,187
      Deferred income taxes                                                 324,734           179,864
                                                                        -----------       -----------

                        Total current assets                              4,183,991         4,347,058

Property and equipment, net                                                 255,636           310,622
Deferred income taxes                                                         4,741             4,741
Other assets                                                                294,501           308,949
                                                                        -----------       -----------
                        Total assets                                    $ 4,738,869       $ 4,971,370
                                                                        ===========       ===========

                Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                  $   375,405       $   509,017
      Bank borrowings                                                       100,000              --
      Accrued compensation expenses                                         410,429           346,429
      Other current liabilities                                              79,078           129,518
                                                                        -----------       -----------

                        Total current liabilities                           964,912           984,964

Commitments

Shareholders' equity:
      Common stock, $0.001 par value; 20,000,000 shares
      authorized 10,971,546 shares issued and outstanding                    10,972            10,972
      Additional paid-in capital                                          3,151,189         3,151,189
      Retained earnings                                                     619,058           836,043
      Notes receivable from shareholders                                     (7,262)          (11,798)
                                                                        -----------       -----------

                        Total shareholders' equity                        3,773,957         3,986,406
                                                                        -----------       -----------

                        Total liabilities and shareholders' equity      $ 4,738,869       $ 4,971,370
                                                                        ===========       ===========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION
                       Condensed Statements of Operations

                                   (Unaudited)

                                                               Three months ended June 30,              Six months ended June 30,
                                                                 2002                2001               2002               2001
                                                             ------------        ------------       ------------        ------------
Net sales                                                    $  2,079,204        $  2,732,785       $  4,314,836        $  5,359,082
Cost of goods sold                                                824,411             996,847          1,758,637           2,018,027
                                                             ------------        ------------       ------------        ------------
        Gross profit                                            1,254,793           1,735,938          2,556,199           3,341,055
                                                             ------------        ------------       ------------        ------------
Operating expenses
    Research and development                                      375,585             339,524            801,484             633,060
    Selling and marketing                                         659,886             652,402          1,457,453           1,331,592
    General and administrative                                    310,182             347,714            657,667             686,760
                                                             ------------        ------------       ------------        ------------
                                                                1,345,653           1,339,640          2,916,604           2,651,412
                                                             ------------        ------------       ------------        ------------
        Income (loss) from operations                             (90,860)            396,298           (360,405)            689,643
Interest income (expense)                                          (1,226)              5,620               (631)             16,362
                                                             ------------        ------------       ------------        ------------
        Income (loss) before income taxes                         (92,086)            401,918           (361,036)            706,005
Income tax expense (benefit)                                      (37,284)            160,767           (144,051)            282,478
                                                             ------------        ------------       ------------        ------------
        Net income (loss)                                    $    (54,802)       $    241,151       $   (216,985)       $    423,527
                                                             ============        ============       ============        ============
Net income (loss) per share - basic                          $      (0.00)       $       0.02       $      (0.02)       $       0.04
                                                             ============        ============       ============        ============
Net income (loss) per share - diluted                        $      (0.00)       $       0.02       $      (0.02)       $       0.04
                                                             ============        ============       ============        ============

Weighted average number of shares used in per
share computations
                                        Basic:                 10,971,546          10,968,907         10,971,546          10,968,248
                                                             ============        ============       ============        ============
                                      Diluted:                 10,971,546          11,566,759         10,971,546          11,551,169
                                                             ============        ============       ============        ============

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION
                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                                      Three months ended                   Six months ended
                                                                            June 30,                            June 30
                                                                     2002              2001             2002              2001
                                                                 -----------       -----------       -----------       -----------
Cash flows from operating activities:
        Net income (loss)                                        $   (54,802)      $   241,151       $  (216,985)      $   423,527
        Adjustments to reconcile net income (loss) to
        net cash used in operating activities
           Depreciation & amortization                                77,201            75,470           154,829           147,012
           Provision for doubtful accounts                             4,427             2,250             6,677             4,499
           Change in deferred income taxes                           (40,274)             --            (144,870)             --
                 Changes in operating assets and liabilities:
             Trade receivables                                       283,231           (49,052)              817          (165,508)
             Inventories                                              89,279            (4,680)            6,033          (134,681)
             Prepaid expenses                                         18,814           (23,867)           73,893           (80,938)
             Income taxes receivable                                 148,187              --             148,187              --
             Accounts payable                                       (237,746)         (142,318)         (133,612)          (51,767)
             Accrued compensation expenses                             7,392            83,477            64,000            60,012
             Other current liabilities                               (57,308)            7,029           (50,440)            9,623
             Income taxes payable                                       --                (913)             --            (211,403)
                                                                 -----------       -----------       -----------       -----------
               Net cash provided by (used in)
              operating activities                                   238,401           188,547           (91,471)              376
                                                                 -----------       -----------       -----------       -----------
Cash flows from investing activities:
        Capital expenditures                                         (34,529)         (159,821)          (84,795)         (228,953)
        Other assets                                                    (600)          (31,359)             (600)          (31,359)
                                                                 -----------       -----------       -----------       -----------
           Net cash used in investing activities                     (35,129)         (191,180)          (85,395)         (260,312)
                                                                 -----------       -----------       -----------       -----------
Cash flows from financing activities:
        Proceeds from bank borrowings, net                           100,000              --             100,000              --
        Repayment of notes receivable                                  3,828             4,568             8,580            10,888
        Proceeds from exercise of stock options                         --               2,217              --               2,217
                                                                 -----------       -----------       -----------       -----------
           Net cash provided by financing activities                 103,828             6,785           108,580            13,105
                                                                 -----------       -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents                 307,100             4,153           (68,286)         (246,831)
Cash and cash equivalents at beginning of period                     397,008           915,312           772,394         1,166,296
                                                                 -----------       -----------       -----------       -----------
Cash and cash equivalents at end of period                       $   704,108       $   919,465       $   704,108       $   919,465
                                                                 ===========       ===========       ===========       ===========
Supplemental cash flow information
    Cash paid for interest expense                               $     1,663       $      --         $     1,663       $      --
                                                                 ===========       ===========       ===========       ===========
    Cash paid for income taxes                                   $     3,790       $   161,680       $     5,188       $   491,639
                                                                 ===========       ===========       ===========       ===========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION
                   Notes to the Condensed Financial Statements

                                  June 30, 2002

Basis of Presentation

      The unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 which was filed March 28, 2002. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of June 30, 2002 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Summary of Business

      Sierra Monitor Corporation (the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places. In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems known as Environment Controllers used to monitor and control environmental conditions in small, remote, structures used for cellular and hard wire telephone equipment. The Company also manufactures a line of products known as Communications Bridges. These products provide a means for many industrial instruments to communicate with each other even when they have different communications protocol. Communications Bridges are sold under the name FieldServer by the FieldServer Technologies Division of the Company.

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

Accounting Policies

a)    Revenue Recognition

      Revenue related to gas detection and monitoring devices and Environmental Controllers is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) the fee for the arrangement is fixed or determinable; (3) delivery has occurred or services have been rendered; and (4) collectibility is reasonably assured.

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

c)    Recent Accounting Standards

      In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and be reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

      The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the date of adoption of SFAS No. 142, the Company had no goodwill or unidentified intangible assets and had unamortized identifiable intangible assets of $214,480. The Company has identifiable intangible assets of $169,811, net of accumulated amortization of $544,296, as of June 30, 2002. Amortization expense for the second quarter of fiscal 2002 was $27,215. The Company expects that its annual amortization expense will be approximately $110,000.

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

      In June 2002, FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The new requirements of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application of the Statement is encouraged. The Company has not yet determined what impact the adoption of Statement 146 will have on its financial position or results of operations.

Inventories

A summary of inventories follows:

                            June 30, 2002   December 31, 2001
                            -------------   -----------------
        Raw Materials        $  793,257      $    712,891
        Work-in-process         538,345           575,150
        Finished goods          243,324           292,918
                            -------------   -----------------
                             $1,574,926      $  1,580,959
                            =============   =================

Line of Credit

      In June 2002, the Company entered into an agreement to renew its existing $500,000 line of credit facility with a financial institution. This line of credit will expire on June 14, 2003 and is to be used to fund operating cash flow requirements.

Net Income (loss) per share

      Basic earnings per share (EPS) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations.

      The Company has reported a net loss for both the three and six month periods ended June 30, 2002. As a result 1,314,500 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for both the three and six month periods, respectively, because the inclusion of such stock options would be antidilutive. In the three and six month periods ended June 30, 2001, options to purchase 0 and 325,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

      The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six month periods ended June 30, 2002 and 2001, respectively:

                                                                     3 months         6 months          3 months           6 months
                                                                      ended             ended             ended             ended
                                                                    6/30/2002         6/30/2002         6/30/2001         6/30/2001
Basic EPS - weighted-average number of common
    shares outstanding                                              10,971,546        10,971,546        10,968,907        10,968,248
Effect of dilutive potential common shares - stock
    options outstanding                                                     --                --           597,852           582,921
                                                                    ----------        ----------        ----------        ----------
Diluted EPS - weighted-average of common shares and
    potential common shares outstanding                             10,971,546        10,971,546        11,566,759        11,551,169
                                                                    ==========        ==========        ==========        ==========

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

      This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words "believe," "expect," "intend," "plan," "project," "will" and similar words and phrases as they relate to the Company also identify forward-looking statements. Such statements reflect the current views and assumptions of the Company and are not guarantees of future performance. These statements are subject to various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-QSB, including those under the heading "Certain Factors That May Affect Future Results" and those issues described under the heading "Critical Accounting Policies". The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the three months ended June 30, 2002, Sierra Monitor Corporation ("Sierra Monitor" or the "Company") reported net sales of $2,079,204 compared to $2,732,785 for the three months ended June 30, 2001. For the six-month period ended June 30, 2002 net sales were $4,314,836 compared with $5,359,082 in the prior year six-month period. The sales results for the second quarter of fiscal 2002 represent a 24% decrease from the same period in the prior year. The results for the first six months of fiscal 2002 represent a 20% decrease from the same period in the prior year.

      The sales decline is primarily the result of changes in the market for the Company's environment controllers used by the telecommunications industry. During the approximate two year period through the middle of calendar year 2001, major telephone companies undertook extensive infrastructure expansion to deliver broadband Internet capacity to their customers. The expansion was slowed dramatically in the second half of 2001 resulting in substantial inventory build up throughout the telecommunications equipment supply chain. Sierra Monitor's customers, manufacturers of remote telecommunications structures, experienced significant inventory build up and, as a result, cancelled or delayed deliveries of our products. As a result of these actions, the Company's sales to the telecommunications industry in the first and second quarters of 2002 were approximately $900,000 and $700,000 lower than in the first and second quarters of 2001, respectively. Increased sales of gas detection products and FieldServers during the first three months of 2002 compared to the prior year period offset a portion of the lower Environment Controller sales. Sales of gas detection products and FieldServers were approximately unchanged during the three-month period ended June 30, 2002 compared to the same period in 2001.

      Gross profit of $1,254,793 for the three-month period ended June 30, 2002 was 60% of sales compared to $1,735,938, or 64% of sales, in the same period in the previous year. The gross profit for the six-month period ended June 30, 2002 was $2,556,199 or 59% of sales, compared to $3,341,055, or 62% of sales, in the same period in the previous year. Gross margin can vary due to the mix of products shipped in a given period and the discounts which may be applied to those shipments. The lower gross margins in the first six months of 2002 compared to 2001 are, in part, due to product mix that was weighted towards lower margin gas detection products. In addition, for most of the first six-month period in 2002, various manufacturing expenses, including management costs and facility rents, remained at previous levels while net sales decreased.

      Expenses for research and development, which include new product development and engineering to sustain existing products, were $375,585, or 18% of sales, for the three-month period ending June 30, 2002 compared to $339,524, or 12% of sales, in the comparable period in 2001. In the six-month periods ending June 30, 2002 and June 30, 2001, research and development expenses were $801,484, or 19% of sales, and $633,060, or 12% of sales, respectively. The higher research and development expenses were undertaken in a continuing effort to increase the number of software drivers available for sale in FieldServers and to develop a new microprocessor based air conditioning controller for remote buildings located on cell sites. The new controller will be introduced during the second half of 2002. The higher percentage of net sales is a result of the shortfall of revenues relative to budget expectations. Subsequent to the end of the first quarter of 2002, the Company implemented actions to reduce the level of research and development expenses. These actions included reduction of employees, salary reductions and re-negotiated rates for outside contractors. Partly as a result of the cost reduction actions, research and development expenses in the quarter ended June 30, 2002 were $50,314 lower than the prior quarter in 2002.

      Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $659,887 or 32% of sales for the three-month period ended June 30, 2002, compared to $652,402, or 24% of sales, in the comparable period in the prior year.. For the six-month periods ending June 30, 2002 and June 30, 2001, selling and marketing expenses were $1,457,453, or 34% of sales, and $1,331,592, or 25% of sales, respectively. The increase in selling and marketing expenses is due in part to addition of personnel to the professional sales staff including a Vice President of Sales, a Regional Manager for Latin America, and a direct sales person.

      General and administrative expenses, which consist primarily of salary expenses, building rent and insurance expenses, were $310,182, or 15% of sales, for the three-month period ended June 30, 2002 compared to $347,714, or 13% of sales, in the three-month period ended June 30, 2001. For the six-month periods ending June 30, 2002 and June 30, 2001, general and administrative expenses were $657,667, or 15% of sales, and $686,760, or 13% of sales, respectively. In the current quarter and year-to-date periods, lower salary expenses and lower professional services expenses were offset by increases in costs for rent and liability insurance.

      Net loss for the three-month period ended June 30, 2002 was $54,802 compared to net income of $241,150 in the same period of 2001. Net loss for the six-month period ended June 30, 2002 was $216,985 compared to net income of $423,527 in the same period of 2001. The net loss is the result of significantly lower sales in both the current quarter and the current year to date period. Subsequent to the end of the first quarter of 2002 the Company implemented actions to reduce operating costs through reduction of employees, temporary salary reductions and other short term cost reductions. The lower operating costs in the second quarter are reflected in the lower net loss for the period of $54,802 compared to the loss of $162,183 in the first quarter of the year. The Company's salary reductions will remain in effect for, at least, the next three months as efforts remain focused on growth of net sales.

Liquidity and Capital Resources

      Working capital consists, primarily, of cash, inventory and accounts receivables. The Company's working capital was $3,219,080 as of June 30, 2002, a decrease of $143,015 from December 31, 2001. The decrease in working capital is primarily due to the net loss generated in the period. At June 30, 2002, cash and cash equivalents, totaled $704,108, a decrease of $68,286 from the prior quarter. Trade receivables and inventories, components of working capital at June 30, 2002 were $3,068,043, approximately the same as their December 31, 2001 levels.

      During the second quarter of 2002, the Company implemented actions to improve collections of accounts and to control, and lower, inventory levels as strategies to improve the cash position. Partially as a result of those actions, cash on hand increased by $307,100 compared to the end of the first quarter. The Company has borrowed $100,000 against its $500,000 line of credit with its commercial bank and remains in compliance with the borrowing covenants.

      The company believes that its current resources are sufficient to support existing and anticipated levels of business for at least the next twelve months.

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

      The industry in which the Company operates is highly competitive and the Company expects such competition to continue in the future. Most of the Company's competitors are larger than the Company and have substantially greater financial, technical, marketing and manufacturing resources. While the Company has invested in new products, there can be no assurance that it can continue to introduce new products on a timely basis or that certain of its products will not be rendered non-competitive or obsolete by its competitors.

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

      The Company's short term liquidity is dependent upon our ability to manage collection cycles, control inventory levels, expenses and cash distribution. We must also maintain compliance to the covenants of our bank line of credit or we may have difficulty funding operations.

Critical Accounting Policies.

      In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

      a) Revenue Recognition

      Our net sales consist of revenue from sales of products net of trade discounts. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. We recognize revenue from the sale of FieldServers in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. Management's ability to determine that such conditions have been met is based on market experience and judgment of the specific economic and contractual conditions that exist at the time of shipment. The Company does not enter into multiple-element arrangements related to the sales of FieldServers.

      b) Accounts Receivable and Related Allowances

      Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer's potential inability or unwillingness to meet the payment terms dictate secured payments. Our international sales are generally made based on secure payments including cash wire advance payments and letters of credit. International sales are made on open account terms where sufficient historical experience justifies the credit risks involved. Many of our large orders are sold to construction contractors who are required to pay their invoices in full before they are able to purchase any additional products or services. Management's ability to manage the credit terms and take advantage of the leverage of the need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

      We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management's knowledge. We believe that we have demonstrated the ability to make reasonable and reliable estimates of allowances for doubtful accounts based on significant historical experience. c) Inventories

      Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company uses an Enterprise Resource Planning ("ERP") software system which provides data upon which management can rely to determine inventory trends and identify excesses. The carrying value of inventory is reduced to market for slow moving and obsolete items based on historical experience and current product demand. We evaluate the carrying value of inventory quarterly. The carrying amount is dependent upon management's ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

                           PART II: OTHER INFORMATION


Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

           The Annual Meeting of the shareholders of the Company was held on May 16, 2002.

               1. At the Annual Meeting, the following directors were elected to serve for the ensuing year and until their successors are elected:

                                  For             Against          Abstain
                                  ---             -------          -------
       Gordon R. Arnold           7,317,833       0                0
       C. Richard Kramlich        7,317,833       0                0
       Jay T. Last                7,317,833       0                0
       Robert C. Marshall

               2. At the Annual Meeting, KPMG was ratified as the Company's independent public accountants for the fiscal year ended December 31, 2002 by the following votes:

       For:                       7,317,833
       Against:                   0
       Abstain:                   0

Item 5.           Other Information - N/A

Item 6.           Exhibits and Reports on Form 8-K

                       (a)   Exhibits.
                                99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       (b)   Reports on Form 8-K.
                                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SIERRA MONITOR CORPORATION
                                              --------------------------------
                                              Registrant

Date:  August 9, 2002                  By:    /s/ Gordon R. Arnold
                                              --------------------------------
                                              Gordon R. Arnold
                                              President
                                              Chief Financial Officer