Form 10QSB
period 2002-09-30
SIERRA MONITOR CORP /CA/
filed 2002-11-13
CIK 100625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002


                                       or

( )  Transition  report  under  section 13 or 15(d) of the  Exchange Act

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


                                 (408) 262-6611
                (Issuer's telephone number, including area code)


      The number of shares of the issuer's common stock outstanding, as of November 13, 2002 was 10,971,546.

      Transitional Small Business Disclosure Format:  Yes     ; No  X
                                                         -----    -----

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                            Condensed Balance Sheets
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            2002                2001
                                                                         -----------         -----------
                                   Assets
Current assets:
      Cash and cash equivalents                                          $   853,993         $   772,394
      Trade receivables, less allowance for doubtful accounts              1,607,206           1,500,611
          of $32,091 in 2002 and $28,026 in 2001
      Notes receivable                                                         1,971               8,258
      Inventories                                                          1,503,540           1,580,959
      Prepaid expenses                                                        35,488             156,785
      Income taxes receivable                                                   --               148,187
      Deferred income taxes                                                  293,855             179,864
                                                                         -----------         -----------

                        Total current assets                               4,296,053           4,347,058

Property and equipment, net                                                  220,597             310,622
Deferred income taxes                                                          4,741               4,741
Other assets                                                                 259,989             308,949
                                                                         -----------         -----------

                        Total assets                                     $ 4,781,380         $ 4,971,370
                                                                         ===========         ===========

                Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                   $   338,927         $   509,017
      Bank borrowings                                                        100,000                --
      Accrued compensation expenses                                          414,634             346,429
      Other current liabilities                                              104,826             129,518
                                                                         -----------         -----------

                        Total current liabilities                            958,387             984,964

Commitments

Shareholders' equity:
      Common stock, $0.001 par value; 20,000,000 shares                       10,972              10,972
      authorized 10,971,546 shares issued and outstanding
      Additional paid-in capital                                           3,151,189           3,151,189
      Retained earnings                                                      666,453             836,043
      Notes receivable from shareholders                                      (5,621)            (11,798)
                                                                         -----------         -----------

                        Total shareholders' equity                         3,822,993           3,986,406
                                                                         -----------         -----------

                        Total liabilities and shareholders' equity       $ 4,781,380         $ 4,971,370
                                                                         ===========         ===========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                       Condensed Statements of Operations

                                   (Unaudited)

                                                              Three months ended                      Nine months ended
                                                                September 30,                            September 30,
                                                          2002                 2001                2002                 2001
                                                      ------------         ------------        ------------         ------------
Net sales                                             $  2,264,681         $  2,485,661        $  6,579,517         $  7,844,743
Cost of goods sold                                         858,767              989,946           2,617,404            3,007,974
                                                      ------------         ------------        ------------         ------------
        Gross profit                                     1,405,914            1,495,715           3,962,113            4,836,770
                                                      ------------         ------------        ------------         ------------
Operating expenses
    Research and development                               352,506              368,853           1,153,990            1,001,913
    Selling and marketing                                  655,696              693,140           2,113,149            2,024,732
    General and administrative                             318,649              343,698             976,316            1,030,457
                                                      ------------         ------------        ------------         ------------
                                                         1,326,851            1,405,690           4,243,455            4,057,102
                                                      ------------         ------------        ------------         ------------
        Income (loss) from operations                       79,063               90,025            (281,342)             779,668
Interest income (expense)                                     (337)               5,018                (968)              21,380
                                                      ------------         ------------        ------------         ------------
        Income (loss) before income taxes                   78,726               95,042            (282,310)             801,047
Income tax expense (benefit)                                31,331               37,361            (112,720)             319,839
                                                      ------------         ------------        ------------         ------------
        Net income (loss)                             $     47,395         $     57,681        $   (169,590)        $    481,208
                                                      ============         ============        ============         ============
Net income (loss) per share - basic                   $       0.00         $       0.01        $      (0.02)        $       0.04
                                                      ============         ============        ============         ============
Net income (loss) per share - diluted                 $       0.00         $       0.01        $      (0.02)        $       0.04
                                                      ============         ============        ============         ============

Weighted average number of shares used in per
share computations
                                        Basic:          10,971,546           10,971,546          10,971,546           10,969,347
                                                      ============         ============        ============         ============
                                      Diluted:          11,028,159           11,522,332          10,971,546           11,564,412
                                                      ============         ============        ============         ============

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                       Three months ended                Nine months ended
                                                                          September 30,                     September 30
                                                                      2002             2001             2002             2001
                                                                  -----------      -----------      -----------      -----------
Cash flows from operating activities:
        Net income (loss)                                         $    47,395      $    57,681      $  (169,590)     $   481,208
        Adjustments to reconcile net income (loss) to
        net cash used in operating activities
           Depreciation & amortization                                 75,121           72,477          229,950          219,489
           Provision for doubtful accounts                             (2,612)         (57,750)           4,065          (53,250)
           Change in deferred income taxes                             30,879             --           (113,991)            --
                 Changes in operating assets and liabilities:
             Trade receivables                                       (111,477)         192,440         (110,660)          26,930
             Inventories                                               71,386          104,444           77,419          (30,237)
             Prepaid expenses                                          47,404            7,118          121,297          (73,820)
             Income taxes receivable                                     --               --            148,187             --
             Accounts payable                                         (36,478)          (8,160)        (170,090)         (59,928)
             Accrued compensation expenses                              4,205          (60,578)          68,205             (566)
             Other current liabilities                                 25,748           13,712          (24,692)          23,335
             Income taxes payable                                        --            (43,679)            --           (255,082)
                                                                  -----------      -----------      -----------      -----------
               Net cash provided by
                operating activities                                  151,571          277,705           60,100          278,079
                                                                  -----------      -----------      -----------      -----------
Cash flows from investing activities:
        Capital expenditures                                           (6,070)         (87,557)         (90,865)        (316,510)
        Other assets                                                      500            4,115             (100)         (27,243)
                                                                  -----------      -----------      -----------      -----------
           Net cash used in investing activities                       (5,570)         (83,442)         (90,965)        (343,753)
                                                                  -----------      -----------      -----------      -----------
Cash flows from financing activities:
        Proceeds from bank borrowings, net                               --               --            100,000             --
        Repayment of notes receivable                                   2,243            9,399            6,287           20,288
        Proceeds from exercise of stock options                         1,641             --              6,177            2,217
                                                                  -----------      -----------      -----------      -----------
           Net cash provided by financing activities                    3,884            9,399          112,464           22,505
                                                                  -----------      -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents                  149,885          203,662           81,599          (43,169)
Cash and cash equivalents at beginning of period                      704,108          919,465          772,394        1,166,296
                                                                  -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period                        $   853,993      $ 1,123,126      $   853,993      $ 1,123,127

Supplemental cash flow information
    Cash paid for interest expense                                $     1,283      $      --        $     2,946      $      --
                                                                  ===========      ===========      ===========      ===========
    Cash paid for income taxes                                    $      --        $    81,040      $     5,188      $   572,679
                                                                  ===========      ===========      ===========      ===========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION
                   Notes to the Condensed Financial Statements

                               September 30, 2002

Basis of Presentation

      The unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 which was filed March 28, 2002. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of September 30, 2002 and the results of its operations and cash flows for the nine-month period and the quarter then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Summary of Business

      Sierra Monitor Corporation ("Sierra Monitor" or the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work places. In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems known as Environment Controllers used to monitor and control environmental conditions in small, remote, structures used for cellular and hard wire telephone equipment. The Company also manufactures a line of products known as Communications Bridges. These products provide a means for many industrial instruments to communicate with each other even when they have different communications protocols. Communications Bridges are sold under the name FieldServer by the FieldServer Technologies Division of the Company.

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

Accounting Policies

      a) Revenue Recognition

      Revenue related to gas detection and monitoring devices and Environmental Controllers is recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; the fee for the arrangement is fixed or determinable; delivery has occurred or services have been rendered; and collectibility is reasonably assured.

      The Company recognizes revenue from the sale of FieldServers in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. Revenue is recognized upon shipment of the product when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable.

      b) Reclassifications

      Certain amounts presented in the financial statements for the 2001 comparative periods have been reclassified to conform to the current period's presentation.

      c) Recent Accounting Standards

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and be reviewed for impairment.

      The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the date of adoption of SFAS No. 142, the Company had no goodwill or unidentified intangible assets and had unamortized identifiable intangible assets of $214,480 consisting of technology rights and compliance certification. The Company has identifiable intangible assets of $142,598, net of accumulated amortization of $571,509, as of September 30, 2002. Amortization expense for the three and nine-month periods ended September 30, 2002 was $27,213 and $81,648, respectively. The Company expects that its annual amortization expense will be approximately $110,000.

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

      In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The new requirements of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application of SFAS No. 146 is encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations, but the adoption could result in the Company's recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period.

Inventories

A summary of inventories follows:

                                September 30, 2002       December 31, 2001
                              ---------------------    ---------------------
          Raw materials       $          775,284       $          712,891
          Work-in-process                522,412                  575,150
          Finished goods                 205,844                  292,918
                              ---------------------    ---------------------
                              $        1,503,540       $        1,580,959
                              =====================    =====================

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

      The Company reported a net loss for the nine-month period ended September 30, 2002. As a result, 1,314,500 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the nine-month period because the inclusion of such stock options would be antidilutive. In the three-month period ended September 30, 2002 options to purchase 1,119,500 shares of common stock were outstanding but not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. There were no anti-dilutive potential common shares in any of the other periods presented.

      The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2002 and 2001, respectively:

                                                        3 months         9 months         3 months       9 months
                                                          ended            ended            ended          ended
                                                        9/30/2002        9/30/2002        9/30/2001      9/30/2001
Basic EPS - weighted-average number of common
    shares outstanding                                   10,971,546       10,971,546      10,971,546     10,969,347
Effect of dilutive potential common shares - stock
    options outstanding                                     56,613                -          550,786        595,065
                                                     ---------------- ---------------- --------------- ---------------
Diluted EPS - weighted-average of common shares and
    potential common shares outstanding                 11,028,159       10,971,546       11,522,332     11,564,412
                                                     ---------------- ---------------- --------------- ---------------

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the three months ended September 30, 2002, Sierra Monitor Corporation reported net sales of $2,264,681 compared to $2,485,661 for the three months ended September 30, 2001. For the nine-month period ended September 30, 2002, net sales were $6,579,517 compared to $7,844,743 in the prior year nine-month period. The sales results for the third quarter of fiscal 2002 represent a 9% decrease from the same period in the prior year. The results for the first nine months of fiscal 2002 represent a 16% decrease from the same period in the prior year.

      The sales decline in the three-month period ended September 30, 2002, compared to the same period in 2001, is primarily the result of lower sales of the Company's Communications Bridge products. In the third quarter of 2001, a single project accounted for 54% of Communications Bridge sales. There was no equivalent project in the third quarter of 2002. Excluding the single project, Communications Bridge sales increased 59% in the third quarter of 2002 compared to the third quarter of 2001.

      The sales decline for the nine-month period is primarily the result of changes in the market for the Company's environment controllers used by the telecommunications industry. During the approximate two-year period through the middle of calendar year 2001, major telephone companies undertook extensive infrastructure expansion to deliver broadband Internet capacity to their customers. The expansion slowed dramatically in the second half of 2001 resulting in substantial inventory build up throughout the telecommunications equipment supply chain. Sierra Monitor's customers, manufacturers of remote telecommunications structures, experienced significant inventory build up and, as a result, cancelled or delayed deliveries of our products. As a result of these actions, the Company's sales to the telecommunications industry in the first and second quarters of 2002 were approximately $900,000 and $700,000 lower than in the first and second quarters of 2001, respectively, and approximately unchanged in the third quarter.

      Gross profit of $1,405,914 for the three-month period ended September 30, 2002 was 62% of sales compared to $1,495,715, or 60% of sales, in the same period in the previous year. The gross profit for the nine-month period ended September 30, 2002 was $3,962,113 or 60% of sales, compared to $4,836,770, or 62% of sales, in the same period in the previous year. The higher gross margin in the third quarter was primarily due to lower expenses attributable to the Company's temporary wage reductions and other cost saving strategies implemented during the second quarter of the current year.

      Expenses for research and development, which include new product development and engineering to sustain existing products, were $352,506, or 16% of sales, for the three-month period ending September 30, 2002 compared to $368,853, or 15% of sales, in the comparable period in 2001. In the nine-month periods ending September 30, 2002 and September 30, 2001, research and development expenses were $1,153,990, or 18% of sales, and $1,001,913, or 13% of sales, respectively. Subsequent to the end of the first quarter of 2002, the Company implemented actions to reduce the level of research and development expenses. These actions included reduction of employees, salary reductions and re-negotiated rates for outside contractors. Lower research and development expenses in the third quarter of 2002, compared to the third quarter of the prior year are, in part, due to these actions. The higher year-to-date research and development expenses are due to higher levels of spending undertaken prior to the cost reduction efforts.

      Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $655,696 or 29% of sales for the three-month period ended September 30, 2002, compared to $693,140, or 28% of sales, in the comparable period in the prior year. For the nine-month periods ending September 30, 2002 and September 30, 2001, selling and marketing expenses were $2,113,149, or 32% of sales, and $2,024,732, or 26% of sales, respectively. In both the three and nine-month periods of 2002, selling expenses increased relative to the prior year periods, in part, due to the addition of personnel to the professional sales staff and due to higher commissions paid to independent sales representatives. Commission expenses vary due to the mix of products and sales channels. Marketing expenses decreased in both the three and nine-month periods due to cost reduction efforts resulting in lower advertising and other promotional spending.

      General and administrative expenses, which consist primarily of salary expenses, building rent and insurance expenses, were $318,649, or 14% of sales, for the three-month period ended September 30, 2002 compared to $343,698, or 14% of sales, in the three-month period ended September 30, 2001. For the nine-month periods ending September 30, 2002 and September 30, 2001, general and administrative expenses were $976,316, or 15% of sales, and $1,030,457, or 13% of sales, respectively. In the current quarter and year-to-date periods, lower salary expenses resulting from temporary cost reduction actions were offset by increases in costs for rent and liability insurance.

      Net income for the three-month period ended September 30, 2002 was $47,395 compared to $57,681 in the same period of 2001. Net loss for the nine-month period ended September 30, 2002 was $169,590 compared to net income of $481,208 in the same period of 2001. The net income for the third quarter is, in part, due to the effect of temporary cost reductions. The net loss for the year to date period is due to the lower net sales level resulting primarily from lower sales of our Environment Controllers to the telecommunications industry.

      The Company's salary reductions will remain in effect for at least the next three months as efforts remain focused on growth of net sales.

Liquidity and Capital Resources

      Working capital consists primarily of cash, inventory and accounts receivables. The Company's working capital was $3,337,666 as of September 30, 2002, approximately unchanged from December 31, 2001. At September 30, 2002, cash and cash equivalents totaled $853,993. Trade receivables and inventories, components of working capital, at September 30, 2002 were $3,110,746, approximately the same as their December 31, 2001 levels.

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

      The industry in which the Company operates is highly competitive and the Company expects such competition to continue in the future. Most of the Company's competitors are larger than the Company and have substantially greater financial, technical, marketing and manufacturing resources. While the Company has invested in new products, there can be no assurance that it can continue to introduce new products on a timely basis or that certain of its products will not remain competitive.

      Our operations are concentrated in a single building in Milpitas, California, and a small assembly plant in Fort Myers, Florida. Our operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in California are potentially subject to electrical blackouts as a consequence of a shortage of available electrical power similar to those that occurred in 2001. In the event these were to reoccur they could disrupt our operations. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

      The Company's short-term liquidity is dependent upon our ability to manage collection cycles, control inventory levels, expenses and cash distribution. We must also maintain compliance to the covenants of our bank line of credit or we may have difficulty funding operations.

      The Company's profitable operations in the quarter ending September 30, 2002 were accomplished, in part, due to the forbearance of all the Company's employees who have accepted a percentage reduction in their compensation, and outside contractors who lowered their normal hourly rates. The Company views these cost reductions as temporary, therefore it will be necessary for the Company to increase sales to remain profitable as expenses return to prior levels.

Critical Accounting Policies.

      In December 2001, the SEC requested that all registrants discuss their three to five most "critical accounting policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

      a) Revenue Recognition

      Our net sales consist of revenue from sales of products net of trade discounts. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. We recognize revenue from the sale of FieldServers in accordance with SOP 97-2, Software Revenue Recognition, as amended. Management's ability to determine that such conditions have been met is based on market experience and judgment of the specific economic and contractual conditions that exist at the time of shipment. The Company does not enter into multiple-element arrangements related to the sales of FieldServers.

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

      We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to ensure that it is adequate to the best of management's knowledge. We believe that we have demonstrated the ability to make reasonable and reliable estimates of allowances for doubtful accounts based on significant historical experience.

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

ITEM 3:  CONTROLS AND PROCEDURES

      Gordon R. Arnold, the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this report. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date Mr. Arnold completed his evaluation.

                           PART II: OTHER INFORMATION


Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities - None

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - N/A

Item 6.           Exhibits and Reports on Form 8-K

                       (a)   Exhibits.
                                99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       (b)   Reports on Form 8-K - None



                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SIERRA MONITOR CORPORATION
                                                  ------------------------------
                                                  Registrant

Date:        November 13, 2002             By:    /s/ Gordon R. Arnold
                                                  ------------------------------
                                                  Gordon R. Arnold
                                                  President
                                                  Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Gordon R. Arnold, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sierra Monitor Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:        November 13, 2002               By:    /s/ Gordon R. Arnold
                                                    ----------------------------
                                                    Gordon R. Arnold
                                                    Chief Executive Officer
                                                    Chief Financial Officer

                                Index to Exhibits

Exhibit
Number     Description
------     -----------

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.