Form 10KSB
period 2002-12-31
SIERRA MONITOR CORP /CA/
filed 2003-03-27
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002.

    [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ______________ Commission file number 0-7441

                      ------------------------------------

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

         Issuer's telephone number, including area code: (408) 262-6611

                      ------------------------------------

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share
                                (Title of class)

                      ------------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__        No ______


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2002 were $8,440,518. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 2003 was approximately $558,319 based upon the last reported sale price, which occurred on March 12, 2003. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 25, 2003 was 10,971,546.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 5, 9, 10, 11 & 12 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the Registrant's Information Statement for the Annual Shareholders' Meeting to be held on May 13, 2003.

Transitional Small Business Disclosure Format Yes ____; No  __X__

                                   FORM 10-KSB

                           SIERRA MONITOR CORPORATION

                                TABLE OF CONTENTS


PART I.

Item 1.   Description of Business ..........................................   1

Item 2.   Description of Property ..........................................   4

Item 3.   Legal Proceedings ................................................   4

Item 4.   Submission of Matters to a Vote of Security Holders ..............   4


PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters .........   5

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ....................   6

Item 7.   Financial Statements .............................................   9

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ...........................   9


PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ................  10

Item 10.  Executive Compensation ...........................................  11

Item 11.  Security Ownership of Certain Beneficial Owners and Management ...  11

Item 12.  Certain Relationships and Related Transactions ...................  11

Item 13.  Exhibits and Reports on Form 8-K .................................  12

Item 14   Controls and Procedures ..........................................  13


PART IV.

Part IV.  Financial Statements ............................................. F-1

                                     PART I


Item 1.       Description of Business.


      Sierra Monitor Corporation, a California corporation ("SMC" or the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for the protection of personnel and facilities in industrial work places. The Company has also developed, and continues to develop, various industrial instruments used to monitor and control environments and to enable communication between industrial devices, such as gas detection systems, building automation systems, programmable logic controllers and various analytical systems and sensing devices.

      The Company continues to design, manufacture and market products which detect combustible and toxic gases for the protection of personnel and facilities. Gases which create a hazard to people and facilities are those manufactured or that occur naturally in a wide variety of locations in the workplace, commercial areas and homes. The motivation for installation of gas detection devices is driven by industrial safety professionals guided by the United States Occupational Safety and Health Administration ("OSHA"), state and local governing bodies, insurance companies and various industry rule making bodies.

      Gas monitoring instruments are usually categorized for fixed or portable applications. Fixed applications utilize products that are permanently installed in a fixed location. Portable applications are those where a user carries or wears a gas monitor. Most manufacturers tend to specialize in only one of these categories because manufacturing methods are different and the channels of distribution are different. The Company participates primarily in the fixed installation market which characteristically requires higher levels of technical capability to develop and sell the products.

      The Company capitalizes on its expertise in microprocessor-based control hardware to develop products which incorporate functions not found in many competitive instruments. In this respect, the Company markets products under the concept of "Gas Risk Management." Gas Risk Management products utilize features such as recorded event information, and graphical displays on central computers, to allow users to identify hazards and problems before they evolve into incidents which, at a minimum, could cause production delays, evacuation of personnel and potentially even damage and injury. By utilizing the Company's FieldServer devices, detection data can be presented on computers through a web server function for viewing over the Internet or by localized web browsers. In 2002, revenue from gas detection products was approximately 72% of the Company's sales compared with approximately 61% in the previous year.

      In addition to gas detection devices, the Company supplies products to the telecommunications industry with microprocessor-based controllers which are used to manage other environmental and security conditions in remote structures such as cellular stations and fiber optic booster stations. The environmental controllers integrate various functions which would otherwise require discrete controls and alarm handling. The demand for environment controllers is driven, primarily, by new construction of infrastructure for the telephone, wireless and cable industries. The level of demand for new construction of infrastructure decreased in 2001 and 2002 as the telecommunications industry reduced capital spending. In 2002, revenue from products sold to the telecommunications industry was approximately 10% of the Company's sales compared with 24% in the previous year.

      The Company also manufactures industrial communication bridges. Many industrial instruments, such as gas detection systems, programmable logic controllers, various analytical systems, and building automation systems, communicate in disparate, non-standard, protocols. Communication bridges provide a means for reading and writing data into these devices using a common, standard protocol and allow the data to be transmitted to other industrial applications over various wiring platforms including Ethernet. FieldServer Technologies, a wholly owned division of the Company markets communication bridges under the product name "FieldServers." FieldServers sales are directed to the building automation and process automation industries. In 2002, revenue from FieldServer products was approximately 18% of the Company's sales compared to approximately 15% in the previous year.

      The Company maintains research and development programs to enhance existing products and to develop new products. The Company's research and development expenses, which include costs for sustaining engineering, were $1,519,760, or 18% of sales, in 2002 compared to $1,414,776, or 14% of sales, in
2001.

      The Company's products are sold through a network of independent sales representatives supervised by regional managers. There are currently 31 authorized representatives with a total of 48 sales offices in the United States. The majority of the Company's representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products. The Company's internal sales organization includes a Sales Vice President, six Regional Sales Managers, three Business Unit Managers, an outside salesperson and various inside support personnel. In addition to its primary factory and office facility in California and a manufacturing facility located in Florida, the Company maintains separate regional sales offices in California, Illinois, Pennsylvania and Texas.

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

      At December 31, 2002, the Company had 48 employees, of whom 11 were in research and development; 16 were in marketing, sales and service; 4 were in general administration; and 17 were in operations and manufacturing. At that date, 35 of the Company's employees were located in Milpitas, California, 5 were located in Fort Myers, Florida, and the remaining sales staff were located in regional sales offices in California, Texas, Illinois, Pennsylvania, New York and New Jersey. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

      The demand for monitoring devices and other products manufactured by the Company is typically not seasonal and during 2002 and 2001 there were no customers to whom sales exceeded 10% of the Company's net sales. Factors within specific industries such as telecommunications, building automation or petrochemical processing could affect the Company's sales within that particular industry. The factors may include, but are not limited to, a general economic downturn, labor problems, rapid shifts in technology or introduction of competing products at lower prices.

      The commercial order backlog for the Company's products at December 31, 2002 was $788,911 compared with $1,317,264 at December 31, 2001. The backlog includes orders for which the Company has not yet received engineering release from the customer. Since the Company generally ships its products within the same quarter that it receives a purchase order and engineering release from the customer for such products, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales.

      During 2002, the Company added a Regional Sales Manager with responsibility for sales development of FieldServer Technologies products in the eastern United States. The Regional Manager has responsibility for developing business with Original Equipment Manufacturers who would purchase FieldServer products for installation in their products and systems.

      The Company's sales team includes a Regional Sales Manager with responsibility for sales development in Latin America. The Regional Sales Manager, based in Dallas, Texas, has responsibility for all direct sales and development of sales channels in the region. The Company has also previously entered into various agreements with representatives in foreign countries to promote the Company's products but no other formal international marketing program exists. In each of the two years ended December 31, 2002 and 2001, sales to international customers were 8% and 13%, respectively. The Company has no assets in any foreign countries.

      The markets in which the Company participates are highly competitive and generally price sensitive. Most of the Company's competitors have far greater financial, marketing and manufacturing resources than the Company by virtue of their relationships with larger companies as divisions or subsidiaries. The principal competitive factors in the industry are reliability, ease of use, product support, and price. The Company's gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Inc., Thermo-Gastech, General Monitors Inc., Mine Safety Appliance Company, Seiger, Ltd., and Sensidyne Inc. The Company's other products tend to compete with alternate methods and technologies rather than direct equivalent products manufactured by other companies. For example, telephone companies may use discrete temperature, lighting and pump controls as an alternative to integrated control systems. Likewise, potential users of FieldServers may choose to write software programs as an alternative to using our packaged solution.

      Selected Financial Data.

      The following table sets forth the selected financial data for each of the last five fiscal periods ended December 31, 2002 through 1998:

                                                                    Years Ended December 31,
                                           2002              2001             2000             1999              1998
                                      ---------------- ----------------- ---------------- ---------------- ---------------
Net sales                             $     8,440,518  $     9,953,011   $     9,442,809  $     6,759,192  $     6,981,122
Net income (loss)                     $     (261,350)  $       381,018   $       669,465  $      (77,669)  $       220,726
Net income (loss) per share - basic
and diluted                           $        (0.02)  $          0.03   $          0.06  $        (0.01)  $          0.02
Total assets                          $     4,461,849  $     4,971,370   $     4,812,312  $     3,633,683  $     3,708,207

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

      The industry in which the Company competes is highly competitive and the Company expects such competition to continue in the future. Most of the Company's competitors are larger than the Company and have substantially greater financial, technical, marketing and manufacturing resources. While the Company has invested in new products, there can be no assurance that it can continue to introduce new products on a timely basis or that certain of its products will not be rendered non-competitive or obsolete by its competitors. The global economy slowdown and in particular the dramatic reduction in spending by the telecommunications industry has had an adverse impact on our sales, in particular our environment controllers. If the economy does not improve or technology spending does not increase we may not be able to increase our revenue.

      The company's operations are concentrated in a single building in Milpitas, California, and a small assembly plant in Fort Myers, Florida. The Company's operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. The Company does not have a detailed disaster recovery plan. In addition, the Company does not carry sufficient business interruption insurance to compensate the company for all losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business and financial results.

      Available Information.

      The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.sierramonitor.com. The Company's headquarters are located at 1991 Tarob Court, Milpitas, CA 95035. The Company's phone number at that address is
(408) 262-6611 and the Company's e-mail address is sierra@sierramonitor.com.

Item 2.       Description of Property.

      The Company's principal executive, administrative, manufacturing and engineering operations are located in a 15,000 square foot leased facility in Milpitas, California. This facility is occupied under a lease expiring March 31, 2006. The Company also leases a 5,000 square foot sales and manufacturing facility in Fort Myers, Florida under a renewable lease expiring April 30, 2003. Management considers that the current facilities are adequate for the present level of operations and that additional office and factory space is available in the immediate vicinity. The Company also leases sales offices near Los Angeles, California; Chicago, Illinois; Pittsburgh, Pennsylvania; Dallas, Texas and Houston, Texas.

Item 3.       Legal Proceedings.

      The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental in the normal course of the business operations. The Company is currently not involved in any such litigation or any pending legal proceedings, that management believes could have a material adverse effect on the Company's financial position or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) The Company's common stock is traded on the OTC Bulletin Board under the symbol "SRMC.OB." There is not an active market for the Company's stock and there is only infrequent trading in limited volume. The high and low closing sales price of Sierra Monitor Corporation common stock during each fiscal quarter for the Company's last two fiscal years were as follows:

    Common Stock Prices                           High          Low
    Quarter ended December 31, 2002            $     0.40    $    0.21
    Quarter ended September 30, 2002                 0.40         0.21
    Quarter ended June 30, 2002                      0.58         0.41
    Quarter ended March 31, 2002                     1.25         0.55

    Quarter ended December 31, 2001            $     2.00    $    1.35
    Quarter ended September 30, 2001                 1.80         1.50
    Quarter ended June 30, 2001                      2.65         1.65
    Quarter ended March 31, 2001                     2.50         1.84

      These prices represent  quotations  among dealers without  adjustments for
retail  markups,  markdowns  or  commissions,   and  may  not  represent  actual
transactions.

      (b) As of March 24, 2003 there were approximately 320 holders of record of the Company's common stock and the closing price of the Company's common stock was $0.15. This figure does not include beneficial holders or common stock holder's nominee as street name, as we cannot accurately estimate the number of these beneficial holders.

      (c) The Company has never paid cash dividends on its Common stock. The Company presently intends to retain any future earnings to finance operations and the further development of the Company's business and does not presently intend to disperse any cash dividends in the foreseeable future.

      (d) Penny Stock

       Until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company's Common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Common stock offered. The Company's Common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company's Common stock and may affect the ability of the Company's shareholders to sell their shares.

       (e)  Recent Sales of Unregistered Securities

      The Company had no sales of unregistered securities during the fourth Quarter ending December 31, 2002.

      With respect to the other information required by this item, the section entitled "Equity Compensation Plan Information" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 13, 2003 and to be filed with the SEC within 120 days of December 31, 2002 is incorporated by reference herein.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Fiscal 2002 vs. Fiscal 2001

      For the year ended December 31, 2002, the Company reported net sales of $8,440,518 compared to net sales of $9,953,011 in the prior year ended December 31, 2001. Loss before income taxes was $456,907 in 2002 compared to income before income taxes of $581,983 in 2001. Net loss in 2002 was $261,350, or $0.02 per share, compared to net income of $381,018, or $0.03 per share, in 2001.

      The Company's revenue declined approximately 15% in 2002 compared with the prior year, primarily due to a 65% decline in sales of environment controllers to the telecommunications industry. In 2001 major telecommunications companies throughout the United States drastically lowered their spending on infrastructure build out. The Company had experienced significant prior year growth of business in the area of broadband expansion. The rapid slowdown which occurred in the second half of 2001 persisted throughout 2002 resulting in a very low level of sales for the full year period compared to the same full year period in 2001.

      Sales of the Company's communications bridges, which are marketed under the brand name FieldServer Technologies, declined approximately 1% in 2002, from $1,492,952 to $1,476,915, compared with the prior year. In 2001 a single project, which was shipped to Honeywell Inc., accounted for approximately 50% of all FieldServer sales. In 2002 there was no single large project.

      Sales of gas detection products increased approximately 1% in 2002 compared to the prior year. Declines in shipments for small and medium sized projects were offset by two large orders which accounted for approximately 16% of gas detection revenue. The large orders included one municipal retrofit project and one new commercial industrial project.

      Gross profit as a percent of sales was 58.4% in 2002, compared to gross profit of 59.8% in the prior year. Certain amounts presented in the 2001 financial statements have been reclassified from operations expenses to cost of goods sold to conform to the current year's presentation resulting in lower reported gross margins. The lower margin in 2002, compared to 2001, is due, primarily, to higher facility rent expenses and higher field service expenses related to large gas detection projects.

      Research and development expenses, which include new product development and support for existing products, increased to $1,519,760 or 18% of net sales, in the year ended December 31, 2002 compared to $1,414,776 or 14% of net sales, in the year ended December 31, 2001. The higher research and development expenses were undertaken in a continuing effort to increase the number of software drivers available for sale in FieldServers and to complete the release of a new product in the telecommunications industry. Research and development expenses in the first quarter of 2002 contributed to the higher year over year expenses. Subsequent to the end of the first quarter of 2002, the Company implemented actions to reduce the level of research and development expenses.

      Selling and marketing expenses were $2,704,746 or 32% of net sales, in 2002, compared to $2,732,394, or 27% of net sales, in the prior year. Selling expenses increased in 2002 primarily as a result of the addition of sales staff including a Sales Vice President, a Regional Manager for Latin America and a FieldServer Sales Manager. The selling expense increases were offset by decreases in marketing expenses including advertising, brochures and tradeshows as emphasis shifted toward internet and trade association based product promotion.

      General and administrative expenses were $1,159,576 in 2002 compared to $1,242,491 in 2001. Certain labor, benefit and overhead amounts, totaling $396,543, presented in the 2001 financial statements have been reclassified from general and administrative expenses to cost of goods sold to conform to the current year's presentation resulting in lower reported general and administrative expenses. Increases in facility rent expenses and insurance costs were offset by lower salary and benefit costs resulting from cost reduction actions implemented at the end of the first quarter of 2002.

      Interest expense, net of interest income in 2002, was $1,528 compared with interest income of $23,409 in 2001. There was no interest expense in 2001. The lower interest income was due to lower cash balances in interest earning accounts combined with substantially lower interest rates paid on deposits during 2002 compared with the previous year.

       As a result of the loss from operations a tax benefit of $195,557 was recovered in 2002, compared to income tax expense of $200,965 in 2001. The Company has no net loss carry forward, so the Company's income tax expense varies from statutory tax rates only as a result of permanent differences.

Liquidity and Capital Resources.

      The Company's working capital at December 31, 2002 was $3,255,388, a decrease of 3% compared to the working capital of $3,362,094 at December 31, 2001. There were no significant equity or long term transactions in 2002.

      Inventory on hand at December 31, 2002 was $1,416,642 a decrease of $164,317 compared to the end of the prior year. The Company has made efforts to reduce inventory due to the lower manufacturing levels but remains mindful of the need to deliver product with short lead times. The Company believes that its ability to deliver product with short lead times provides a competitive advantage.

      The Company had no long term liabilities and no bank borrowings at December 31, 2002.

      The Company maintains a $500,000 line of credit, secured by certain assets of the Company, with its commercial bank. At December 31, 2002 there were no outstanding borrowings against the line of credit. The line of credit requires annual renewal. The credit facility includes a covenant requiring that the

Company be profitable on an annual basis. Due to this covenant, the company is not currently in compliance.

      At December 31, 2002, the balance sheet reflected $739,318 of cash and $1,336,433 of net accounts receivable. At December 31, 2001 total cash and cash equivalents were $772,394 and net accounts receivable were $1,500,611.

      Management believes that its present resources, including cash and accounts receivable, are sufficient to fund its anticipated level of operations through at least January 1, 2004. There are no plans for significant capital equipment expenditures to be funded from current resources.

      Management believes that inflation has not had a material effect on the Company's results of operations.

Critical Accounting Policies.

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

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

      Inventories

      Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company uses an Enterprise Requirements Planning ("ERP") software system which provides data upon which management can rely to determine inventory trends and identify excesses. Write-down of slow moving and obsolete inventories are determined based on historical experience and current product demand. We evaluate the inventory for excess or obsolescence on a quarterly basis. The ultimate write-down is dependent upon management's ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

      The market cost of our inventory is equal to the realizable value which is based on management's forecast for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by technological advancements and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventory could be substantially less than the amount shown on the accompanying balance sheet.

Item 7.       Financial Statements and Supplementary Data.

      Reference is made to the financial statements set forth in this Form 10-KSB report in Part IV, as indexed in Part III, Item 13, and by such reference such information is incorporated herein.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      On December 27, 2002, the Company dismissed its independent accountants, KPMG LLP ("KPMG"), and engaged the services of Squar, Milner, Reehl & Williamson LLP ("Squar Milner") as its new independent accountants for its current fiscal year, ending December 31, 2002. The Company's Board of Directors approved the dismissal of KPMG and the appointment of Squar Milner. The Audit Committee of the Board did not consider the change in accountants separately from the full Board.

      During the two most recent fiscal years of the Company ended December 31, 2001 and December 31, 2002, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with their reports.

     The audit reports of KPMG on the financial statements of the Company as of and for the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. A letter from KPMG is attached hereto as Exhibit 16.1, indicating its concurrence with the disclosures in this and the preceding paragraphs.

      During the two most recent fiscal years of the Company ended December 31, 2001 and December 31, 2002, the Company did not consult with Squar Milner regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B of the Act.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2002, based upon information furnished by such persons:

                                                                                                    Director or
Name                         Principal Occupation or Employment                             Age      Officer Since
----                         -------------------------------------------------             ----      -------------
Gordon R. Arnold             Director of the Company;                                       57            1984
                             President,  Chief Executive Officer and Secretary

Michael C. Farr              Vice President of Operations                                   45            1986

Stephen R. Ferree            Vice President of Marketing                                    55            1992

Edward K. Hague              Vice President of Engineering                                  41            1997

Robert J. Kot                Vice President of Sales                                        52            2001

C. Richard Kramlich          Director of the Company;                                       67            1980
                             General Partner of New Enterprise Associates
                             a venture capital firm

Jay T. Last                  Director of the Company;                                       73            1977
                             President, Hillcrest Press (Publisher), and
                             business and technical consultant

Robert C. Marshall           Director of the Company;                                       71            1998
                             Principal of Selby Venture Partners
                             a venture capital firm


      All officers of the Company serve at the discretion of the Board of Directors

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

      Michael C. Farr joined Old Sierra in December 1983 as Operations Manager. He became Vice President, Operations in May 1986. Since the merger, Mr. Farr has served as Vice President, Operations of the Company.

      Stephen R. Ferree joined the Company as Marketing Manager in January 1990. He became Vice President, Marketing in May 1992.

      Edward K. Hague joined the Company as Engineering Manager in July 1997. He became Vice President, Engineering in October 1997. Mr. Hague has consulted in the field of industrial communications for more than 10 years, initially consulting to Intellution, Inc., a leading process control software company, then to various companies, working on communication architecture design for IBM, Marin Municipal Water District, U.S. Postal Service, PG&E, Boeing and the U.S. Navy.

      Robert J. Kot joined the Company as Vice President, Sales in November 2001. Mr. Kot was previously President and CEO of OnCuity, a software company that marketed advanced alarm management systems for the process, building and security markets. Mr. Kot's career spans over 27 years and includes employment with Honeywell, EMC Controls, Azonix and other technology companies focused upon rapid growth within the process and building automation markets.

      Family Relationships.

      There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

      Involvement in Legal Proceedings.

      To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

      With respect to the other information required by this item, the sections entitled "Election of Directors - Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 13, 2003 and to be filed with the SEC within 120 days of December 31, 2002 are incorporated by reference herein.

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

Item 13. Exhibits, Financial Statements and Reports on Form 8-K.

      (a) Financial Statements. The following documents are filed as part of this report:

              Financial Statements and Schedules:

                  Independent Auditors' Reports.

                  Balance Sheet at December 31, 2002.

                  Statements of Operations for the years ended December 31, 2002 and 2001.

                  Statements  of  Shareholders'   Equity  for  the  years  ended
                  December 31, 2002 and 2001.

                  Statements of Cash Flows for the years ended December 31, 2002 and 2001.

                  Notes to Financial Statements.

      (b) Reports on Form 8-K:

                  None

      (c)     Exhibits.

Exhibit Number             Description
--------------             -----------

3.1(1)          Articles of Incorporation of the Registrant.

3.2(2)          Bylaws of the Registrant.

4.1             Specimen Common Stock Certificate of the Registrant.

10.1(1)         1986 Stock Option Plan of  Registrant  as amended on December 1,
                1987.

10.2(3)         1996 Stock Plan of Registrant.

10.3(4)         Assignment of Intellectual Property and Transfer of Rights.

10.4(5) Assignment of Intellectual Property, Transfer of Rights and Asset Purchase Agreement.

10.5(6) Standard Industrial Lease dated July 30, 2000, by and between Geomax and the Registrant.

23.1            Consents of Independent Auditors.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 13, 1998.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on May 14, 1999.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 14, 2000.

Item 14: Controls and Procedures

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 25, 2003.

                                               SIERRA MONITOR CORPORATION

                                               (Registrant)



                                               By  /s/  Gordon R. Arnold
                                                   -----------------------------

                                                         Gordon R. Arnold
                                                         Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Date                          Title                           Signature
        ----                          -----                           ---------

March 25, 2003        Chief Executive Officer, Chief
                      Financial Officer and Director
                      (Principal Executive, Financial
                      and Accounting Officer)              By  /s/  Gordon R. Arnold
                                                               -------------------------------

                                                                    Gordon R. Arnold



March 25, 2003        Director                             By  /s/  C. Richard Kramlich
                                                               -------------------------------

                                                                    C. Richard Kramlich



March 25, 2003        Director                             By  /s/  Jay T. Last
                                                               -------------------------------

                                                                    Jay T. Last



March 25, 2003        Director                             By  /s/  Robert C. Marshall
                                                               -------------------------------

                                                                    Robert C. Marshall

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Gordon R. Arnold, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sierra Monitor Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:        March 25, 2003                       By:    /s/ Gordon R. Arnold
                                                         -----------------------
                                                         Gordon R. Arnold
                                                         Chief Executive Officer
                                                         Chief Financial Officer

                                     PART IV


















                           SIERRA MONITOR CORPORATION

                              Financial Statements

                                December 31, 2002

                  (With Independent Auditors' Reports Thereon)

                           SIERRA MONITOR CORPORATION




                          Index to Financial Statements

                                                                           Page
Independent Auditors' Reports                                               F-1

Balance Sheet                                                               F-3

Statements of Operations                                                    F-4

Statements of Shareholders' Equity                                          F-5

Statements of Cash Flows                                                    F-6

Notes to Financial Statements                                               F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Sierra Monitor Corporation


We have audited the accompanying balance sheet of Sierra Monitor Corporation (the "Company"), as of December 31, 2002, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2002, and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

                                      /s/ Squar, Milner, Reehl & Williamson, LLP



Newport Beach, California
February 13, 2003

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Sierra Monitor Corporation:


We have audited the accompanying statements of operations, shareholders' equity, and cash flows of Sierra Monitor Corporation for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sierra Monitor Corporation for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                                    /s/ KPMG LLP



Mountain View, California
February 15, 2002

                           SIERRA MONITOR CORPORATION

                                 Balance Sheet

                               December 31, 2002


                                     Assets
Current assets:
     Cash                                                            $   739,318
     Trade receivables, less allowance for doubtful accounts of
       approximately $50,000                                           1,336,433
     Inventories, net                                                  1,416,642
     Prepaid expenses                                                    144,704
     Income taxes receivable                                             153,968
     Deferred income taxes                                               190,647
                                                                     -----------
              Total current assets                                     3,981,712

Property and equipment, net                                              211,295
Deferred income taxes                                                     58,853
Other assets                                                             209,989
                                                                     -----------

              Total assets                                           $ 4,461,849
                                                                     ===========

                Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                $   365,252
     Accrued compensation expenses                                       214,423
     Other current liabilities                                           146,649
                                                                     -----------
              Total current liabilities                                  726,324

Commitments and contingencies

Shareholders' equity:
     Common stock, $0.001 par value; 20,000,000 shares authorized;
       10,971,546 shares issued and outstanding                           10,972
     Additional paid-in capital                                        3,151,189
     Retained earnings                                                   574,693
     Notes receivable from shareholders                                  (1,329)
                                                                     -----------
              Total shareholders' equity                               3,735,525
                                                                     -----------

              Total liabilities and shareholders' equity             $ 4,461,849
                                                                     ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                 For the Years Ended December 31, 2002 and 2001


                                                                        2002            2001
                                                                    ------------    ------------
Net sales                                                           $  8,440,518    $  9,953,011
Cost of goods sold                                                     3,511,815       4,004,776
                                                                    ------------    ------------
           Gross profit                                                4,928,703       5,948,235
                                                                    ------------    ------------
Operating expenses:
    Research and development                                           1,519,760       1,414,776
    Selling and marketing                                              2,704,746       2,732,394
    General and administrative                                         1,159,576       1,242,491
                                                                    ------------    ------------
                                                                       5,384,082       5,389,661
                                                                    ------------    ------------
           (Loss) income from operations                                (455,379)        558,574
Interest income                                                            2,001          23,409
Interest expense                                                          (3,529)             --
                                                                    ------------    ------------
           (Loss) income before income taxes                            (456,907)        581,983
Income tax (benefit) expense                                            (195,557)        200,965
                                                                    ------------    ------------
           Net (loss) income                                        $   (261,350)   $    381,018
                                                                    ============    ============
Basic and diluted net (loss) income available to common
    shareholders per common share                                   $      (0.02)   $       0.03
                                                                    ============    ============
Weighted-average number of shares used in per share computations:
    Basic                                                             10,971,546      10,969,567
                                                                    ============    ============
    Diluted                                                           10,971,546      11,538,147
                                                                    ============    ============

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                       Statements of Shareholders' Equity

                 For the Years Ended December 31, 2002 and 2001



                                                                                                         Notes
                                                   Common stock         Additional                     receivable          Total
                                           -------------------------      paid-in        Retained         from         shareholders'
                                               Shares        Amount       capital        earnings      shareholders       equity
                                           -------------    --------    ------------    -----------    ------------    -------------
Balances as of
   January 1, 2001                         10,967,588 $     10,968 $    3,148,976 $         455,025     $   (27,476)    $ 3,587,493
Repayment of notes receivable                         --          --              --             --          15,678          15,678
Issuance of common stock                           3,958           4           2,213             --              --           2,217
Net income                                            --          --              --        381,018              --         381,018
                                           -------------    --------    ------------    -----------     -----------     -----------
Balance as of
   December 31, 2001                          10,971,546      10,972       3,151,189        836,043         (11,798)      3,986,406
Repayment of notes receivable                         --          --              --             --          10,469          10,469
Net loss                                              --          --              --       (261,350)             --        (261,350)
                                           -------------    --------    ------------    -----------     -----------     -----------
Balance as of
   December 31, 2002                       10,971,546 $     10,972 $    3,151,189 $         574,693     $    (1,329)    $ 3,735,525
                                           =============    ========    ============    ===========     ===========     ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                 For the Years Ended December 31, 2002 and 2001

                                                                         2002           2001
                                                                     -----------    -----------
Cash flows from operating activities:
   Net (loss) income                                                 $  (261,350)   $   381,018
   Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
         Depreciation                                                    169,339        159,003
         Amortization                                                    149,316        118,206
         Loss on disposal of fixed assets                                  2,386             --
         Allowance for doubtful accounts                                  29,000          8,999
         Deferred income taxes                                           (64,895)        17,701
         Changes in operating assets and liabilities:
            Trade receivables                                            135,178       (153,944)
            Inventories                                                  164,317       (180,449)
            Prepaid expenses                                              12,081        (71,865)
            Income taxes receivable                                       (5,781)      (148,187)
            Accounts payable                                            (143,765)        33,906
            Accrued compensation expenses                               (132,006)        (6,140)
            Other current liabilities                                     17,131         54,094
            Income taxes payable                                              --       (321,715)
                                                                     -----------    -----------
               Net cash provided by (used in) operating activities        70,951       (109,373)

Cash flows from investing activities:
   Purchases of property and equipment                                   (72,398)      (284,258)
   Other assets                                                          (50,356)       (26,786)
                                                                     -----------    -----------
               Net cash used in investing activities                    (122,754)      (311,044)

Cash flows from financing activities:
   Repayment of notes receivable                                          18,727         24,298
   Principal borrowings on line-of-credit                                200,000             --
   Principal payments on line-of-credit                                 (200,000)            --
   Proceeds from exercise of stock options                                    --          2,217
                                                                     -----------    -----------
               Net cash provided by financing activities                  18,727         26,515
                                                                     -----------    -----------

Net decrease in cash and cash equivalents                                (33,076)      (393,902)

Cash and cash equivalents - beginning of year                            772,394      1,166,296
                                                                     -----------    -----------
Cash - end of year                                                   $   739,318    $   772,394
                                                                     ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes                        $     5,188    $   651,333
                                                                     ===========    ===========
   Cash paid during the year for interest                            $     3,529             --
                                                                     ===========    ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                           December 31, 2002 and 2001


Note 1 - Summary of the Company and Significant Accounting Policies

         The Company

              Sierra Monitor Corporation (the "Company") was incorporated in 1978. The Company designs, manufactures, and markets hazardous gas monitoring devices for industrial workplaces. The Company also designs and manufactures environmental controllers for the telecommunications industry, as well as a line of software-based industrial communication bridge products known as FieldServers. The Company's headquarters are located in California, with additional operations located in Florida. The Company trades on the OTC Bulletin Board under the symbol "SRMC.OB."

         Concentrations

              The Company grants credit to customers within the United States of America and generally does not require collateral. The Company has international sales (see Note 10) that are generally prepaid or paid through a letter of credit. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although management expects to collect amounts due, actual collections may differ from the estimated amounts.

              At December 31, 2002, one customer accounted for approximately 27% of trade receivable. No other customer accounted for more than 10% of accounts receivable at December 31, 2002 and 2001.

       Risks and Uncertainties

              The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

       Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the allowance for bad debts on trade receivable, net realization of inventory, realizability of long-lived assets, the provision for warranty returns and estimates for deferred income tax valuation.

       Cash and Cash Equivalents

              Cash and cash equivalents consist of cash on deposit with banks and highly liquid money market instruments with purchased maturities of three months or less at December 31, 2001. The Company had no cash equivalents as of December 31, 2002.

       Inventories

              Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Market is determined by comparison with recent sales or net realizable value (see Note
              2).

              Such net realizable value is based on management's forecasts for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement, change and certain regulations. Should the demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than amounts shown in the accompanying balance sheet.

       Property and Equipment

              Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the useful life of the related asset. Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

       Software Development Costs

              Traditionally, software development costs incurred prior to establishing technological feasibility were included in research and development and expensed as incurred. After technological feasibility was established, software development costs were capitalized and included in other assets. The Company has defined achieving technological feasibility as the establishment of a working model, which typically occurs when the beta testing commences. Capitalized costs were then amortized on a straight-line basis over the estimated product life of two years. For costs incurred after January 1, 2002, the estimated useful life of these costs was decreased from three years to two years or less, thereby increasing amortization and research and development expenses in 2002 by approximately $113,000.

              At each balance sheet date, the unamortized capitalized costs are compared to the net realizable value. The amount by which the unamortized capitalized costs exceed the net realizable value is written off. As of December 31, 2002, the balance of capitalized costs of software drivers developed for the Company's industrial communication bridge products was $49,330, net of amounts paid by customers for the development of such drivers, and net of accumulated amortization of $45,070. There were no write-downs to net realizable value during the year ended December 31, 2002. Approximately $31,000 was written down to net realizable value during the year ended December 31, 2001.

       Long-Lived Assets

              In July 2001, the Financial Accounting Statements Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to newly initiated commitments to plan, as defined, by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on the financial statements with respect to future disposal decisions, if any. To date, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

       Revenue Recognition

              Revenue related to gas detection devices and environmental controllers is recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured.

              Revenue from the sale of FieldServers is recognized in accordance with Statement of Position (SOP) 97-02, "Software Revenue Recognition", as amended. In accordance with SOP 97-02, the Company recognizes such revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. The Company does not enter into
              multiple-element    arrangements   related   to   the   sales   of
              FieldServers.

       Employee Stock-Based Compensation

              The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Under the intrinsic value based method, compensation expense is calculated as the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

              SFAS 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility, and the annual rate of quarterly dividends.
              Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

              The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirement under SFAS 123, are required to be presented (see below).

              FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25" clarifies the application of APB 25 for certain issues. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

              SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

              At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. The company accounts for those plans under the recognition and measurement principles of APB 25, and related Interpretations. No stock-based employee compensation cost is reflected in net income
              (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                      2002       2001
                                                  ----------   --------

Net (loss) income:
     As reported                                 $(261,350)    $ 381,018
     Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards   $(140,581)    $ (79,169)
                                                  ----------   ----------
     Pro forma                                   $(401,931)    $ 301,849
                                                  ==========   ==========

Basic and diluted net (loss)
     income per share:
        As reported                              $  (0.02)     $   0.03
        Pro forma                                $  (0.04)     $   0.03

       Warranty

              The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of December 31, 2002, warranty reserve approximated $40,000, which is recorded under other current liabilities in the accompanying balance sheet.

       Advertising

              The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations. Advertising expenses were approximately $122,000 and $273,000 for the years ended December 31, 2002 and 2001, respectively.

       Shipping and Handling Costs

              Shipping and handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

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

       Earnings Per Share

              Under SFAS 128, "Earnings Per Share," basic (loss) earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation.
              Diluted (loss) earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the potential common shares had been issued and if the additional common shares were dilutive.

              The following is a reconciliation of the shares used in the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2002 and 2001, respectively:

                                                      2002         2001
                                                   ----------   ----------

         Basic (loss) earnings per share  -
              weighted-average  number of shares
              of common stock outstanding          10,971,546   10,969,567

         Effect of dilutive stock options                  --      568,580
                                                   ----------   ----------

         Diluted (loss) earnings per share  -
              dilutive potential common shares     10,971,546   11,538,147
                                                   ==========   ==========

              For purposes of calculating diluted earnings (loss) per share, there were no adjustments to net (loss) income.

              The Company reported a net loss for the year ended December 31, 2002. As a result, options to purchase 835,823 shares of common stock (see Note 6) have been excluded from the calculation of diluted net loss per share, because those shares would be antidilutive. For the year ended December 31, 2001, potential common shares included in the calculation of diluted earnings per share totaled 568,580 shares.

       Comprehensive Income (Loss)

              SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2002 and 2001, the Company had no items of comprehensive income.

       Segments of Business

              SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations, however, the Chief Executive Officer ("CEO") reviews financial information on an entity level (see Note 10).

       Fair Value of Financial Instruments

              SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash, trade receivables, notes receivable, accounts payables and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments. The fair value of the notes receivable from stockholders are not determinable as these transactions are with a related party.

       Goodwill and Intangible Assets

              SFAS 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. The adoption of SFAS 142 did not have a material effect on the Company's financial statements. The Company has no goodwill or intangible assets not subject to amortization.

       Recent Accounting Pronouncements

              In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and to provide more information about future cash outflows, leverage, and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is required to adopt SFAS No. 143 effective January 1, 2003. The Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on its financial statements.

              SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, in any, of SFAS 146 on the Company's future financial statements.

       Reclassifications

              Certain amounts presented in the 2001 financial statements have been reclassified to conform to the current year's presentation.


Note 2 - Inventories

            A summary of inventories as of December 31, 2002 follows:


Raw materials                                      $  721,131
Work in process                                       464,016
Finished goods                                        231,495
                                                   ----------
                                                   $1,416,642
                                                   ==========


Note 3 - Property and Equipment

      A summary of property and equipment as of December 31, 2002 follows:



Machinery and equipment                           $   429,807
Furniture, fixtures, and leasehold improvements       822,985
                                                  -----------

                                                    1,252,792
Less accumulated depreciation and amortization     (1,041,497)
                                                  -----------

                                                  $   211,295
                                                  ===========

Note 4 - Other Assets

       As of December 31, 2002, other assets consist principally of lease deposits, software development costs (see Note 1) and certain specifically identifiable intangible assets and technology rights. As of December 31, 2002, the remaining balances of such assets were $209,989, net of accumulated amortization of $643,224.

       The estimated aggregate amortization expense for the years ending December 31 is:

         2003                              $115,000
         2004                                40,000
         2005                                 5,000
         2006                                 4,000
         2007                                 1,000
                                           --------
                                           $165,000
                                           ========




Note 5 - Notes Receivable From Shareholders


       During 1998, several employees issued notes receivable to the Company to exercise stock options. Such notes bear interest at 6% per annum, require bi-weekly payments of principal and interest, and will be fully repaid in 2003. No modifications have been made to these loans during the year ended December 31, 2002. The balance of these loans is included in shareholders' equity in the accompanying balance sheet.


Note 6 - Employee Stock Compensation Plan

       During 1996, the Company's 1986 Stock Option Plan expired. Subsequently, the shareholders adopted the 1996 Stock Plan. The Company has reserved 1,600,000 shares of common stock for issuance under the 1996 Stock Plan. Options are granted under the 1996 Stock Plan at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

       The per share weighted-average fair value of stock options granted during 2002 and 2001 was $0.46 and $1.00, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002 and 2001: expected dividend yield of 0.0%; volatility of 125% and 50%, respectively; risk-free interest rate of 3.0% and 5.07%, respectively; and an expected life of 8 years and 10 years, respectively.

       As of December 31, 2002,  there were 302,542  shares  available for grant
       under  the  Company's   1996  Stock  Plan.  A  summary  of  stock  option
       transactions for the three years ended December 31, 2002 follows:

                                                                                            Weighted-
                                                                                             average
                                                                       Range of              exercise
                                                  Options               prices                price
                                             ------------------   -------------------   -------------------
Balance as of
     January 1, 2001                            773,000               $ 0.22 - 1.10          $   0.48

Granted                                         467,000               1.48 - 1.50                1.48
Exercised                                        (3,958)                  0.56                   0.56
Canceled                                        (18,542)              0.22 - 1.10                0.69
                                             -----------

Balance as of
     December 31, 2001                        1,217,500               0.22 - 1.50                0.86

Granted                                         290,000               0.26 - 0.95                0.50
Exercised                                            --                   --                      --
Canceled                                        (29,000)              0.22 - 1.48                0.84
                                             -----------

Balance as of
     December 31, 2002                        1,478,500               0.22 - 1.50                0.79
                                             -----------


       The following table summarizes information about the Company's stock options outstanding under the plans as of December 31, 2002:


                                              Options outstanding                                            Options exercisable
                       ---------------------------------------------------------------   -----------------------------------------
                                                 Weighted-
                                                  average              Weighted-                                   Weighted-
                                                 remaining              average                                     average
     Exercise                Number             contractual             exercise               Number               exercise
      prices              outstanding           life (years)             price              exercisable              price
--------------------   -------------------   -------------------   -------------------   -------------------   -------------------
   $ 0.22 - 0.75              880,000               5.8             $     0.40                  668,646          $    0.43
     0.95 - 1.50              598,500               8.7                   1.37                  167,177               1.42
                       -------------------                                               -------------------
                            1,478,500               7.0                   0.79                  835,823               0.63
                       ===================                                               ===================


Note 7 - Commitments

       Leases

              The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through 2006. Certain leases require the payment of property taxes, utilities and insurance, and provide options to extend the lease term.

              As of December 31, 2002, future minimum lease payments are as follows:

           Year ending
           December 31,
           ------------
              2003                                        $  470,000
              2004                                           445,000
              2005                                           445,000
              2006                                           112,000
                                                          ----------
                                                          $1,472,000
                                                          ==========


              Rent expense was approximately $523,000 and $469,000 in 2002 and 2001, respectively.

       Legal

              The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contracts actions incidental to the normal course of operations. The Company is currently not involved in any such litigation that management believes could have a material adverse effect on its financial position or results of operations.


Note 8 - Line-of-Credit

       As of December 31, 2002, the Company has a $500,000 bank line-of-credit, secured by certain assets of the Company, that bears interest at the Bank's prime rate (4.25% at December 31, 2002) plus 0.5%. The line-of-credit expires June 14, 2003. No amounts were outstanding under the line-of-credit as of December 31, 2002. The line-of-credit agreement requires compliance with certain restrictive covenants. At December 31, 2002, the Company was not in compliance with one covenant requiring a profit at year-end. The bank did not waive this requirement for the year ended December 31, 2002. While the Company has no loan balance at December 31, 2002, the Company's access to funds under the line-of-credit may be restricted until such covenant is met.

Note 9 - Income Taxes

       The components of income tax expense (benefit) were as follows:

                                             2002                 2001
                                      -------------------   ------------------

Current:
     Federal                          $         (131,462)   $     152,438
     State                                       800               30,826
                                      -------------------   ------------------

           Total current                        (130,662)         183,264
                                      -------------------   ------------------

Deferred:
     Federal                                     (59,903)          16,562
     State                                        (4,992)           1,139
                                      -------------------   ------------------

           Total deferred                        (64,895)          17,701
                                      -------------------   ------------------

                                      $         (195,557)   $     200,965
                                      ===================   ==================



       At December 31, 2002, the Company has a net operating loss which it has elected to carry back to prior periods. The Company has recorded a receivable approximating $154,000, which is included in income taxes receivable on the accompanying balance sheet.

       The provision (benefit) for income tax differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                                        2002        2001
                                                      --------    --------

        Computed tax (benefit) expense              $(155,348)    $197,873
        State taxes, net of federal benefit               528       33,952
        Tax credits and other                         (40,737)     (30,860)
                                                    ----------    --------
                                                    $(195,557)    $200,965
                                                    ==========    ========

       The tax effects of temporary differences that gave rise to significant portions of deferred tax assets are as follows:

Deferred tax assets:
     Accounts receivable, principally due to
        allowance for doubtful accounts                                 $ 21,363
     Inventories, principally due to additional costs
        inventoried for tax purposes                                      87,569
     State tax expense on temporary differences                           14,970
     Accruals for financial statement purposes
        not currently deductible                                          70,276
     Property and equipment, principally due to
        differences in depreciation                                       46,930
     Deferred revenue                                                      8,392
                                                                        --------

              Total deferred tax assets                                 $249,500
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


Note 10 - Segment Reporting

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

       In addition, the CEO reviews the following information on revenues by product category:

                                                      2002               2001
                                                   ----------         ----------

        Gas detection devices                      $6,119,651         $6,071,337
        Environmental controllers                     843,952          2,388,722
        FieldServers                                1,476,915          1,492,952
                                                   ----------         ----------
                                                   $8,440,518         $9,953,001
                                                   ==========         ==========

       The Company sells its products to companies located primarily in the United States. In the years ended December 31, 2002 and 2001, sales to international customers were 8% and 13%, respectively.

Exhibits.

Exhibit Number               Description
--------------               -----------

3.1(1)                Articles of Incorporation of the Registrant.

3.2(2)                Bylaws of the Registrant.

4.1                   Specimen Common Stock Certificate of the Registrant.

10.1(1)               1986  Stock  Option  Plan  of  Registrant  as  amended  on
                      December 1, 1987.

10.2(3)               1996 Stock Plan of Registrant.

10.3(4)               Assignment  of  Intellectual   Property  and  Transfer  of
                      Rights.

10.4(5) Assignment of Intellectual Property, Transfer of Rights and Asset Purchase Agreement.

10.5(6) Standard Industrial Lease dated July 30, 2000, by and between Geomax and the Registrant.

23.1                  Consents of Independent Auditors.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 13, 1998.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on May 14, 1999.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 14, 2000.