Form 10-Q
period 2003-03-31
SIERRA MONITOR CORP /CA/
filed 2003-05-12
CIK 100625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended March 31, 2003

                                       or

(_) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

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


The number of shares of the issuer's common stock outstanding, as of May 9, 2003 was 10,971,546.

Transitional Small Business Disclosure Format: Yes __; No _X_

                           PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SIERRA MONITOR CORPORATION

                                   Balance Sheet

                                  March 31, 2003

                                    (Unaudited)

                             Assets

Current assets:
      Cash                                                            $   611,109
      Trade receivables, less allowance for doubtful accounts           1,405,101
          of approximately $53,000
      Inventories, net                                                  1,398,332
      Prepaid expenses                                                    136,128
      Income taxes receivable                                             153,968
      Deferred income taxes                                               285,294
                                                                      -----------

                    Total current assets                                3,989,932

Property and equipment, net                                               178,374
Deferred income taxes                                                      58,853
Other assets                                                              170,920
                                                                      -----------

                    Total assets                                      $ 4,398,079
                                                                      ===========

                    Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                $   361,823
      Accrued compensation expenses                                       280,685
      Other current liabilities                                           161,706
                                                                      -----------

                    Total current liabilities                             804,214

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.001 par value; 20,000,000 shares authorized;
      10,971,546 shares issued and outstanding                             10,972
      Additional paid-in capital                                        3,151,189
      Retained earnings                                                   432,724
      Notes receivable from shareholders                                   (1,020)
                                                                      -----------

                    Total shareholders' equity                          3,593,865
                                                                      -----------

                    Total liabilities and shareholders' equity        $ 4,398,079
                                                                      ===========

See accompanying notes to the condensed financial statements.

                                    SIERRA MONITOR CORPORATION

                                     Statements of Operations

                                            (Unaudited)


                                                                     For the three months ended
                                                                    ----------------------------
                                                                      March 31,       March 31,
                                                                        2003            2002
                                                                    ------------    ------------
Net sales                                                           $  1,748,814       2,235,632

Cost of goods sold                                                       692,728         965,557
                                                                    ------------    ------------
                  Gross profit                                         1,056,086       1,270,075
                                                                    ------------    ------------

Operating expenses
      Research and development                                           366,700         425,899
      Selling and marketing                                              626,115         797,567
      General and administrative                                         300,358         316,154
                                                                    ------------    ------------

                                                                       1,293,173       1,539,620
                                                                    ------------    ------------

                  Loss from operations                                  (237,087)       (269,545)

Interest income                                                              471             595
                                                                    ------------    ------------


               Loss before income taxes                                 (236,616)       (268,950)

Income tax benefit                                                        94,647         106,767
                                                                    ------------    ------------

                Net  loss                                           $   (141,969)       (162,183)
                                                                    ============    ============

Basic and diluted net loss available to common
    shareholders per common share                                   $      (0.01)          (0.01)
                                                                    ============    ============

Weighted-average number of shares used in per share computations:
         Basic and diluted                                            10,971,546      10,971,546
                                                                    ============    ============

See accompanying notes to the condensed financial statements.

                              SIERRA MONITOR CORPORATION

                               Statements of Cash Flows

                                      (Unaudited)

                                                             For the three months ended
                                                             --------------------------
                                                                 March 31,   March 31,
                                                                  2003        2002
                                                               ---------    ---------
Cash flows from operating activities:
       Net loss                                                $(141,969)   $(162,183)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
              Depreciation and amortization                       76,258       77,629
              Allowance for doubtful accounts                      3,000        2,250
              Deferred income taxes                              (94,647)    (104,596)
              Change in operating assets and liabilities:
                 Trade receivables                               (71,596)    (282,414)
                 Inventories                                      18,310      (83,246)
                 Prepaid expenses                                  8,576       55,079
                 Accounts payable                                 (3,429)     104,134
                 Accrued compensation expenses                    66,262       56,608
                 Other current liabilities                        15,057        6,868
                                                               ---------    ---------

                  Net cash used in operating activities         (124,178)    (329,871)
                                                               ---------    ---------

Cash flows from investing activities -
       Purchases of property and equipment                        (4,268)     (50,266)
                                                               ---------    ---------

Cash flows from financing activities -
       Repayment of notes receivable                                 237        4,751
                                                               ---------    ---------

Net decrease in cash and cash equivalents                       (128,209)    (375,386)

Cash - beginning of period                                       739,318      772,394
                                                               ---------    ---------

Cash - end of period                                           $ 611,109    $ 397,008
                                                               =========    =========


Supplemental cash flow information:
     Cash paid for income taxes                                $   1,525    $   1,398
                                                               =========    =========


See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                   Notes to the Condensed Financial Statements

                                 March 31, 2003

Basis of Presentation

         The unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 which was filed March 26, 2003. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of March 31, 2003 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Summary of Business

         Sierra Monitor Corporation (the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work-places. In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems used to monitor and control environmental conditions in small, remote structures used for cellular and hard wire telephone equipment. The Company also manufactures a line of products known as Communications Bridges. These products provide a means for many industrial instruments to communicate with each other even when they have different communication protocols. Communications Bridges are sold under the name FieldServer by the FieldServer Technologies Division of the Company.

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

         The Company's common stock trades on the OTC Bulletin Board under the symbol "SRMC.OB".

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

         The Company recognizes revenue from the sale of FieldServers in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended. Revenue is recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable.
Additionally   the   software   should  not  require
significant production, modification or customization; otherwise revenues should be deferred. Deferred revenues at March 31, 2003 were not significant.

         b) Reclassifications

         Certain amounts presented in the financial statements for the 2002 comparative period have been reclassified to conform to the current period's presentation.

         c) Recent Accounting Standards

         Recent accounting pronouncements discussed in the notes to the December 31, 2002 and 2001 audited financial statements, filed previously with the Securities and Exchange Commission in form 10-KSB, that were required to be adopted during the year ending December 31, 2003 did not have a significant
impact  on  the  Company's  financial   statements.

         d) Employee Stock-Based Compensation

         At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                      For The Three Months
                                                                                        Ended March 31,
                                                                                  -------------------------------
                                                                                     2003                 2002
                                                                                  ----------           ----------
Net (loss):
      As reported                                                                 $(141,969)           $(162,183)
         Deduct: Total stock-based employee compensation expense
               determined under fair value based method for all awards
                                                                                  $ (46,000)           $ (35,000)
                                                                                  ----------           ----------
         Pro forma                                                                $(187,969)           $(197,183)
                                                                                  ==========           ==========
Basic and diluted net loss per share:
           As reported                                                               $(0.01)              $(0.01)
           Pro forma                                                                 $(0.02)              $(0.02)

Inventories

A summary of inventories as of March 31, 2003 follows:

Raw Materials                                                         $  775,667
Work-in-process                                                          406,823
Finished goods                                                           215,842
                                                                      ----------
                                                                      $1,398,332
                                                                      ==========

Net Income (loss) per share

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

         The Company has reported losses for the three-month periods ended March 31, 2003 and 2002. As a result, 394,444 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the three months ended March 31, 2002. There are no potentially dilutive shares at March 31, 2003. At March 31, 2003, and 2002, outstanding options to acquire 1,478,500 and 611,00 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

         The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2003 and 2002, respectively:

                                                                                        2003             2002
                                                                                     ----------       ----------
Basic EPS - weighted-average number of common shares outstanding                     10,971,546       10,971,546
Effect of dilutive potential common shares - stock options outstanding                        -                -
                                                                                     ----------       ----------
Diluted EPS - weighted-average number of common shares and potential common
    shares outstanding                                                               10,971,546       10,971,546
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

         In addition, the CEO reviews the following information on revenues by product category for the three months ended March 31:

                                                      2002               2001
                                                   ----------         ----------
Gas detection devices                              $1,221,894         $1,777,642
Environmental controllers                             387,011            289,519
FieldServers                                          239,910            168,472
                                                   ----------         ----------
                                                   $1,748,814         $2,235,632
                                                   ==========         ==========

Line-of-Credit

         At December 31, 2002, the Company was not in compliance with one covenant under its line-of-credit requiring a profit at year-end. In April 2003, the Company received a waiver for this requirement at December 31, 2002. No borrowings have been made under this line-of-credit during 2003.

Lease Commitments

         In April 2003, the Company renegotiated the lease for its primary facilities in Milpitas, California. The new lease commences on May 1, 2003, has a term of six years, and requires monthly payments of $26,149. Future minimum lease payments for all of the Company's non-cancelable operating leases are as follows for the years ending December 31:

2003                            $         383,000
2004                                      314,000
2005                                      314,000
2006                                      314,000
2007                                      314,000
Thereafter                                418,000
                                -------------------
                                $       2,057,000
                                ===================

         This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words "believe," "expect," "intend," "plan," "project," "will" and similar words and phrases as they relate to the Company also identify forward-looking statements. Such statements reflect the current views and assumptions of the Company and are not guarantees of future performance. These statements are subject to various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-QSB, including those under the heading "Certain Factors That May Affect Future Results" and those issues described under the heading "Critical Accounting Policies." The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the three months ended March 31, 2003 Sierra Monitor Corporation reported net sales of $1,748,814 compared to $2,235,632 for the three months ended March 31, 2002. The results for the first quarter of fiscal 2003 represent a 22% decrease from the same period in the prior year.

         Sales of our gas detection systems, which generally account for approximately 70% of total revenue, were significantly lower in the first quarter of 2003 compared to the first quarter of 2002. In the first quarter of last year we shipped a large number of gas detection systems for installation in a new construction project. This year there were no significant shipments to major projects. In addition, sales of other gas detection products were generally lower as end users delayed or cancelled projects. Gas detection contributed 62% of revenue in the first quarter of 2003.

         Sales of environment controllers to the telecommunications industry increased in the first quarter of 2003 compared to the first quarter of 2002, but remain at generally low levels contributing less than 10% of our total revenue.

         Sales of FieldServers, our communications bridge, also increased in the first quarter of 2003 compared to the first quarter of 2002. The FieldServer continues to gain acceptance in the building automation industry where we offer a building block for interoperability of control systems and sensors.

         Gross profit for the three-month period ended March 31, 2003 was $1,056,086 compared to $1,270,075 in the same period in the previous year. In the current period, the gross margin was approximately 60% of net sales compared to 56% of net sales in the same period in the previous year. Gross margin can vary due to the mix of products shipped in a given period and the discounts which may be applied to those shipments. In the first quarter of 2003, compared with the first quarter of 2002, we shipped a higher percentage of FieldServer products which have higher margins due to their high software content. In addition, there were no shipments of heavily discounted gas detection projects in the first quarter of 2003.

         Expenses for research and development, which include new product development and engineering to sustain existing products, were $366,700, or 21% of net sales, for the three month period ended March 31, 2003, compared with $425,899, or 19% of net sales, in the comparable period in 2002. The lower research and development expenses are due, primarily, to salary reductions and consulting fee reductions implemented during 2002 in response to lower revenue levels. We have continued software development programs which extend the FieldServer software library and we have also continued essential gas detection product development and enhancements of existing products.

         Selling and marketing expenses for the three month period ended March 31, 2003 were $626,115 or 36% of net sales, compared to $797,567, also 36% of net sales, in the same period in the prior year. We pay commissions to independent sales representatives for most gas detection sales. In the first quarter of 2003, lower sales of gas detection products resulted in lower commission expenses. Salary reductions, implemented after the first quarter of 2002, were offset by an increase in the number of sales personnel in the first quarter of 2003.

         General and administrative expenses for the first quarter of 2003 were $300,358 or 17% of net sales compared to $316,154 or 14% of net sales in the same period in the prior year. The lower general and administrative expenses are due, in part, to lower salary and wage expenses resulting from our company wide salary reductions.

         Net loss for the three-month period ended March 31, 2003 was $141,969 or approximately 8% of net sales, compared with net loss of $162,183 or approximately 7% of net sales for the same period in the prior year. The net loss is the result of the low sales level. Our expense reduction actions, implemented in the second quarter of 2002, and our ongoing management of all fixed expenses contributed to a lower net loss in the first quarter of 2003 compared to the same period in 2002.

Liquidity and Capital Resources

         Working capital, which is comprised, primarily, of cash, accounts receivable and inventories offset by current liabilities, was $ 3,185,711 at March 31, 2003. During the period ended March 31, 2003, our working capital decreased by $69,671 compared to December 31, 2002. The decrease in working capital was the result of the net loss of $141,969 reduced by approximately $76,258 of depreciation and amortization of fixed assets. Cash on hand, a component of working capital, was $611,109 at March 31, 2003, a decrease of $128,209 compared to December 31, 2002. Other significant working capital component changes include net trade receivables which increased by $68,596 and deferred income taxes which increased by $94,647 in the same period.

         During the second quarter of 2002 we implemented specific actions to lower expenses due to the lower sales levels which we were experiencing. Those actions included employee reductions, a general freeze on capital spending, reduced advertising, and lower salaries and wages for all employees. We have continued to control those expenses and to negotiate other lower expenses including professional services and facility rent.

         In the current fiscal year, we have not utilized our $500,000 line of credit with our commercial bank. After the close of the first quarter we obtained a waiver of the line of credit term requiring profitability at year end for the year 2002. The waiver of that requirement removed the restriction of our access to those funds.

         Management believes that its present resources, including cash and accounts receivable, are sufficient to fund its anticipated level of operations through at least the next twelve months.

         Certain Factors That May Affect Future Results

         The Company's future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting our industry, lack of growth in our end-markets, and our ability to develop, manufacture, and sell both new and existing products at a profitable yet competitive price.

         The industry in which we compete is highly competitive and we expect such competition to continue in the future. Most of our competitors are larger than our company and have substantially greater financial, technical, marketing and manufacturing resources. While we have invested in new products, there can be no assurance that we can continue to introduce new products on a timely basis or that certain of our products will not be rendered non-competitive or obsolete by our competitors.

         Our operations are concentrated in a single building in Milpitas, California. Our operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

         Our short-term liquidity is dependent upon our ability to reduce collection cycles, reduce inventories and manage expenses and cash distribution. We must also renew or expand our bank line of credit in June 2003 under terms similar to the current terms of the line of credit.

Critical Accounting Policies.

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements:

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


ITEM 3. CONTROLS AND PROCEDURES

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


                           PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits.

             Exhibit
              Number        Description
              ------        -----------
               3.1(1)      Articles of Incorporation of the Registrant.
               3.2(2)      Bylaws of the Registrant.
               4.1(3)      Specimen Common Stock certificate of the Registrant.
              99.1         Certification  of Chief  Executive  Officer and Chief
                           Financial Officer pursuant to 18 U.S.C.  Section 350,
                           as   adopted   pursuant   to   Section   906  of  the
                           Sarbanes-Oxley Act of 2002.

                  (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

                  (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

                  (3) Incorporated by reference to the Company's Annual Report on Form 10-KSB (File No. 000-07441) filed with the SEC on March 27, 2003.

         (b)      Reports on Form 8-K.

                  On January 6, 2003, the Company filed a current report on Form
                  8-K  with  the  SEC   reporting  a  change  in  the  Company's
                  certifying accountant.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SIERRA MONITOR CORPORATION
                                            -----------------------------------
                                            Registrant


Date: May 9, 2003                       By: /s/ Gordon R. Arnold
                                            -----------------------------------
                                            Gordon R. Arnold
                                            President
                                            Chief Financial Officer

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


Date: May 9, 2003                              By: /s/ Gordon R. Arnold
                                                   ----------------------------
                                                   Gordon R. Arnold
                                                   Chief Executive Officer
                                                   Chief Financial Officer

                                Index to Exhibits

Exhibit
Number     Description

3.1(1)          Articles of Incorporation of the Registrant.

3.2(2)          Bylaws of the Registrant.

4.1(3)          Specimen Common Stock certificate of the Registrant.

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

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB (File No. 000-07441) filed with the SEC on March 27, 2003.