Form 10QSB
period 2003-06-30
SIERRA MONITOR CORP /CA/
filed 2003-08-11
CIK 100625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

( X ) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended June 30, 2003
                                          -------------


                                       or

(   ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

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


The number of shares of the issuer's common stock outstanding, as of August 8, 2003 was 10,971,546.

Transitional Small Business Disclosure Format:  Yes     ; No    X
                                                    ----      ----

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                                  Balance Sheet

                                  June 30, 2003

                                   (Unaudited)
                   Assets

Current assets:
      Cash                                                          $   447,087
      Trade receivables, less allowance for doubtful accounts         1,753,462
          of approximately $55,000
      Inventories, net                                                1,357,488
      Prepaid expenses                                                  180,873
      Income taxes receivable                                           134,397
      Deferred income taxes                                             289,954
                                                                    -----------

                    Total current assets                              4,163,261

Property and equipment, net                                             158,693
Deferred income taxes                                                    58,853
Other assets                                                            132,785
                                                                    -----------

                    Total assets                                    $ 4,513,592
                                                                    ===========

                    Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                              $   413,011
      Accrued compensation expenses                                     368,162
      Other current liabilities                                         145,230
                                                                    -----------

                    Total current liabilities                           926,403

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.001 par value; 20,000,000 shares authorized;
      10,971,546 shares issued and outstanding                           10,972
      Additional paid-in capital                                      3,151,189
      Retained earnings                                                 425,733
      Notes receivable from shareholders                                   (705)
                                                                    -----------

                    Total shareholders' equity                        3,587,189
                                                                    -----------

                    Total liabilities and shareholders' equity      $ 4,513,592
                                                                    ===========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                                   (Unaudited)


                                                Three months ended June 30,    Six months ended June30,
                                                ---------------------------   ---------------------------
                                                    2003           2002           2003           2002
                                                ------------   ------------   ------------   ------------
Net sales                                       $  2,248,724   $  2,079,204   $  3,997,538   $  4,314,836
Cost of goods sold                                   986,233        853,668      1,678,961      1,819,226
                                                ------------   ------------   ------------   ------------
        Gross profit                               1,262,491      1,225,536      2,318,577      2,495,610
                                                ------------   ------------   ------------   ------------
Operating expenses
    Research and development                         345,616        375,585        712,316        801,484
    Selling and marketing                            623,015        659,886      1,249,130      1,457,453
    General and administrative                       306,990        280,925        607,348        597,078
                                                ------------   ------------   ------------   ------------
                                                   1,275,621      1,316,396      2,568,794      2,856,015
                                                ------------   ------------   ------------   ------------
        Loss from operations                         (13,130)       (90,860)      (250,217)      (360,405)
Interest income (expense)                              1,478         (1,226)         1,949           (631)
                                                ------------   ------------   ------------   ------------
        Loss before income taxes                     (11,652)       (92,086)      (248,268)      (361,036)
Income tax benefit                                    (4,661)       (37,284)       (99,308)      (144,051)
        Net loss                                $     (6,991)  $    (54,802)  $   (148,960)  $   (216,985)
                                                ============   ============   ============   ============
Basic and diluted net loss available to
      common shareholders per common share      $      (0.00)  $      (0.00)  $      (0.01)  $      (0.02)
                                                ============   ============   ============   ============

Weighted average number of shares used in per
      share computations
                                        Basic:    10,971,546     10,971,546     10,971,546     10,971,546
                                                ============   ============   ============   ============
                                      Diluted:    10,971,546     10,971,546     10,971,546     10,971,546
                                                ============   ============   ============   ============


See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)



                                                              Six months ended June 30
                                                                 2003        2002
                                                               ---------   ---------
Cash flows from operating activities:
        Net loss                                               $(148,960)  $(216,985)
        Adjustments to reconcile net loss to net cash used
         in operating activities:
           Depreciation and amortization                         155,190     154,829
           Allowance for doubtful accounts                         3,187       6,677
           Deferred income taxes                                 (99,308)   (144,870)
           Changes in operating assets and liabilities:
             Trade receivables                                  (420,358)        817
             Inventories                                          59,154       6,033
             Prepaid expenses                                    (36,169)     73,893
             Income taxes receivable                              19,571     148,187
             Accounts payable                                     47,760    (133,612)
             Accrued compensation expenses                       153,739      64,000
             Other current liabilities                            (1,419)    (50,440)
                                                               ---------   ---------
               Net cash used in operating activities            (267,614)    (91,471)
                                                               ---------   ---------
Cash flows from investing activities:
        Capital expenditures                                     (24,215)    (84,795)
        Other assets                                              (1,169)       (600)
                                                               ---------   ---------
               Net cash used in investing activities             (25,384)    (85,395)
                                                               ---------   ---------
Cash flows from financing activities:
        Proceeds from bank borrowings, net                          --       100,000
        Repayment of notes receivable                                767       8,580
                                                               ---------   ---------
               Net cash provided by financing activities             767     108,580
                                                               ---------   ---------
Net increase (decrease) in cash and cash equivalents            (292,231)    (68,286)
Cash and cash equivalents at beginning of period                 739,318     772,394
                                                               ---------   ---------
Cash and cash equivalents at end of period                     $ 447,087   $ 704,108
                                                               =========   =========
Supplemental cash flow information
       Cash paid for interest expense                          $    --     $   1,663
                                                               =========   =========
       Cash paid for income taxes                              $   2,525   $   5,188
                                                               =========   =========

See accompanying notes to the condensed financial statements

                           SIERRA MONITOR CORPORATION

                   Notes to the Condensed Financial Statements

                                  June 30, 2003

Basis of Presentation

      The unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 which was filed March 27, 2003. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of June 30, 2003 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

      The Company recognizes revenue from the sale of FieldServers in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended. Revenue is recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. Additionally the software should not require significant production, modification or customization; otherwise revenues should be deferred. Deferred revenues at June 30, 2003 were not significant.

      b) Reclassifications

      Certain amounts presented in the financial statements for the 2002 comparative period have been reclassified to conform to the current period's presentation.

      c) Recent Accounting Standards

      Recent accounting pronouncements discussed in the notes to the December 31, 2002 and 2001 audited financial statements, filed previously with the Securities and Exchange Commission on Form 10-KSB, that were required to be adopted during the year ending December 31, 2003 did not have a significant impact on the Company's financial statements.

      d) Employee Stock-Based Compensation

      At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

      No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended to stock-based employee compensation.

                                             For The Three Months    For The Six Months
                                                 Ended June 30,        Ended June 30,
                                                2003       2002        2003       2002
                                              --------   --------   ---------   ---------
Net loss:
   As reported                                $ (6,991)  $(54,802)  $(148,960)  $(216,985)
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards  $(46,000)  $(35,000)  $ (92,000)  $ (70,000)
                                              --------   --------   ---------   ---------
         Pro forma                            $(52,991)  $(89,902)  $(240,960)  $(286,985)
                                              ========   ========   =========   =========
Basic and diluted net loss per share:
         As reported                          $  (0.00)  $  (0.00)  $   (0.01)  $   (0.02)
         Pro forma                            $  (0.00)  $  (0.01)  $   (0.02)  $   (0.03)

Inventories

A summary of inventories as of June 30, 2003 follows:

                    Raw Materials                        $          730,880
                    Work-in-process                                 437,430
                    Finished goods                                  189,178
                                                         ------------------
                                                         $        1,357,488
                                                         ==================

Net loss per share

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

      The Company has reported a net loss for both the three and six month periods ended June 30, 2003 and 2002. As a result, 400,000 and 1,314,500 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the both the three and six month periods ended June 30, 2003 and 2002, respectively, because their inclusion would be antidilutive. At June 30, 2003, outstanding options to acquire 1,052,500 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

      The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six month periods ended June 30, 2003 and 2002, respectively:

                                              Three months    Six months   Three months     Six months
                                                 ended          ended         ended           ended
                                               6/30/2003      6/30/2003      6/30/2002      6/30/2002
                                               ----------     ----------     ----------     ----------
Basic EPS - weighted-average number of common  10,971,546     10,971,546     10,971,546     10,971,546
    shares outstanding
Effect of dilutive potential common shares
    stock options outstanding                        --             --             --             --
                                               ----------     ----------     ----------     ----------
Diluted EPS - weighted-average number of
    common shares and potential common shares
    outstanding                                10,971,546     10,971,546     10,971,546     10,971,546
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

      In addition, the CEO reviews the following information on revenues by product category:


                                    Three months ended       Six months ended
                                          June 30                June 30
                                  ----------------------  ----------------------
                                     2003        2002       2003         2002
                                  ----------  ----------  ----------  ----------
Gas detection devices             $1,613,386  $1,429,013  $2,724,082  $3,214,879
Environmental controllers            239,602     246,208     444,388     370,605
FieldServers                         395,736     403,983     829,068     729,352
                                  ----------  ----------  ----------  ----------
                                  $2,248,724  $2,079,204  $3,997,538  $4,314,836
                                  ==========  ==========  ==========  ==========

Line-of-Credit

      In June 2003 the Company renewed its $500,000 line of credit with its commercial bank. There are currently no borrowings and there has been no loan activity during 2003.

Stock Options

      On May 13, 2003, the Company granted to an employee options to acquire 10,000 shares of the Company's common stock at $0.10 per share. Such options were granted under the terms of the 1996 Stock Option Plan, have a 10-year life, and vest as follows: 25% on June 1, 2004 with the balance vesting ratably over the following 36 months. No stock option compensation expense was recorded under APB 25 as the fair value of the Company's common stock was determined to be not more than the strike price on the date of grant.

      During the quarter ended June 30, 2003, options to acquire 36,000 shares of the Company's common stock were forfeited by terminated employees. No options have been exercised during 2003.

Lease Commitments

      In April 2003, the Company renegotiated the lease for its primary facilities in Milpitas, California. The new lease commenced on May 1, 2003, has a term of six years, and requires monthly payments of $26,149.

      Additionally, the Company moved its operations in Fort Myers, Florida to Milpitas, California when the related lease expired during the three-months ended June 30, 2003. The Company entered into a new lease which commenced on June 1, 2003 with a term of 24 months and requiring monthly payments of $1,183.

      Future minimum lease payments for all of the Company's non-cancelable operating leases are as follows:

                          Year ending
                          December 31,
                          ------------
                              2003                          $      391,000
                              2004                                 328,000
                              2005                                 320,000
                              2006                                 314,000
                              2007                                 314,000
                              Thereafter                           418,000
                                                            --------------
                                                            $    2,085,000
                                                            ==============

      This Form 10-QSB and the accompanying letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words "believe," "expect," "intend," "plan," "project," "will" and similar words and phrases as they relate to the Company also identify forward-looking statements. Such statements reflect the current views and assumptions of the Company and are not guarantees of future performance. These statements are subject to various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-QSB, including those under the heading "Certain Factors That May Affect Future Results" and those issues described under the heading "Critical Accounting Policies." The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      For the three months ended June 30, 2003 Sierra Monitor Corporation reported net sales of $2,248,724 compared to $2,079,204 for the three months ended June 30, 2002. For the six-month period ended June 30, 2003 net sales were $3,997,538 compared with $4,314,836 in the prior year six-month period. The sales results for the second quarter of fiscal 2003 represent an 8% increase from the same period in the prior year. The results for the first six months of fiscal 2003 represent a 7% decrease from the same period in the prior year.

      In the second quarter of 2003 sales of our gas detection systems, which generally account for approximately 70% of total revenue, increased 45% over the first quarter of the year. This increase contributed to the overall improvement for the quarter and was the result of increases in sales to the US Navy and also increased shipments of integrated gas detection systems for large projects. Gas detection sales for the year to date period in 2003 remain lower than the same period in 2002.

      Sales of environment controllers to the telecommunications industry in the second quarter of 2003 were at approximately the same level as the second quarter of 2002. Environment controller sales for the year to date period in 2003 are approximately 20% higher than the same period in 2002

      Sales of FieldServers, our communications bridge, were at approximately the same level as the second quarter of 2002. On a year to date basis, sales of FieldServers are approximately 15% higher in 2003 than the same period in 2002.

      Gross profit of $1,262,491 for the three-month period ended June 30, 2003 was 56% of sales compared to $1,225,536, or 59% of sales, in the same period in the previous year. The gross profit for the six-month period ended June 30, 2003 was $2,318,577 or 58% of sales, compared to $2,495,610, also 58% of sales, in the same period in the previous year. Gross margin can vary due to the mix of products shipped in a given period and the discounts which may be applied to those shipments. The lower gross margins in the second quarter of 2003 compared to the same period in 2002 are, in part, due to lower profit margins on large gas detection projects. There have been no other significant changes in materials costs, labor costs or manufacturing overheads.

      Expenses for research and development, which include new product development and engineering to sustain existing products, were $345,616, or 15% of sales, for the three-month period ending June 30, 2003 compared to $375,585, or 18% of sales, in the comparable period in 2002. In the six-month periods ending June 30, 2003 and June 30, 2002, research and development expenses were $712,316, or 18% of sales, and $801,484, or 19% of sales, respectively. Early in the second quarter of 2002 we initiated actions to lower our overall expenses. The actions included a reduction in all salaries and wages and a similar reduction in the rates paid to consultants and contractors. Our research and development expenses in the second quarter of 2003 are lower than the second quarter of 2002 due, in part, to lower operating costs including travel, rent and depreciation. Our research and development expenses in the six-month period ended June 30, 2003, compared to the same period in 2002, are lower due, primarily, to the timing of the expense reduction actions in the middle of that period. Although our overall research and development expenses are lower, we have continued software development programs which extend the FieldServer software library and we have also continued essential gas detection product development and enhancements of existing products.

      Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $623,015 or 28% of sales for the three-month period ended June 30, 2003, compared to $659,886 or 32% of sales, in the comparable period in the prior year. For the six-month periods ending June 30, 2003 and June 30, 2002, selling and marketing expenses were $1,249,130 or 31% of sales, and $1,457,453, or 34% of sales, respectively. In the second quarter of 2003, compared to the second quarter of 2002, lower commission expenses for independent sales representatives and lower advertising expenses were partially offset by higher direct selling expenses including travel, tradeshows and demonstration equipment. Our lower selling expenses for the six-month period ended June 30, 2003, compared to the same period in 2002, are primarily due to lower commission expenses to independent sales representatives. During the first quarter of 2002 we terminated our representation agreement with one of our sales representatives and installed a direct salesperson. The resulting reduction in commission expenses is partially offset by the direct selling expenses.

      General and administrative expenses, which consist primarily of salary expenses, building rent and insurance expenses, were $306,990, or 14% of sales, for the three-month period ended June 30, 2003 compared to $280,925, or 14% of sales, in the three-month period ended June 30, 2002. For the six-month periods ending June 30, 2003 and June 30, 2002, general and administrative expenses were $607,348, or 15% of sales, and $597,078, or 14% of sales, respectively. The lower general and administrative expenses, in the six month period, are due, in part, to lower salary and wage expenses resulting from our company wide salary reductions.

      Our net loss for the three-month period ended June 30, 2003 was $6,991 compared to a net loss of $54,802 in the same period of 2002. For the six-month period ended June 30, 2003 our net loss was $148,960 compared to $216,985 in the same period of 2002. The lower net loss in the second quarter of 2003 is due, in part, to higher sales of gas detection systems combined with our continued emphasis on fixed expense controls. The lower net loss for the six-month period ended June 30, 2003, compared to the same period in 2002, accomplished with lower sales and lower gross profit, was due to lower fixed expenses resulting from actions implemented in the second quarter of 2002 and further actions implemented during the past twelve months ended June 30, 2003.

Liquidity and Capital Resources

      Working capital, which is comprised, primarily, of cash, accounts receivable and inventories offset by current liabilities, was $3,236,858 at June 30, 2003. During the period ended June 30, 2003, our working capital decreased by $18,530 compared to December 31, 2002. The decrease in working capital was the result of the net loss of $148,960 reduced by approximately $150,000 of depreciation and amortization of fixed assets, net of capital equipment investments. Cash on hand, a component of working capital, was $447,087 at June 30, 2003, a decrease of $292,231 compared to December 31, 2002. Other significant working capital component changes include net trade receivables which increased by $417,029 and deferred income taxes which increased by $99,308 in the same period.

      During the second quarter of 2003 we closed our manufacturing plant in Fort Myers, Florida. The plant was used for assembly of Environment Controllers for the telecommunications industry. Due to the extended period of low revenue levels from the telecommunications industry, we consolidated manufacturing into our plant in Milpitas, California. The plant equipment and inventory was moved into storage in Milpitas. One employee was retained in Fort Myers in a rented office to provide technical support for our telecommunications industry customers. All costs related to the plant closure were expensed during the second quarter and no future related expenses are anticipated. Sales responsibility for the product line was reassigned within our sales team.

      In the current fiscal year, we have not utilized our $500,000 line of credit with our commercial bank. We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least the next twelve months.

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

      Our short-term liquidity is dependent upon our ability to reduce collection cycles, reduce inventories and manage expenses and cash distribution. We must also maintain our compliance with the conditions of our bank line of credit.

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

ITEM 3:  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, Mr. Arnold has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Shareholders of the Company was held on May 13, 2003.

           1. At the Annual Meeting, the following directors were elected to serve for the ensuing year and until there successors are elected:
                                                  For      Against   Abstain
                      Gordon R. Arnold         7,257,568      0         0
                      C. Richard Kramlich      7,257,568      0         0
                      Jay T. Last              7,257,568      0         0
                      Robert C. Marshall       7,257,568      0         0

           2. At the Annual Meeting, Squar, Milner, Reehl & Williamson, LLP was ratified as the Company's independent public accountants for the fiscal year ended December 31, 2003 by the following votes:

                                                  For      Against   Abstain
                                               7,257,568      0          0

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits.

                       Exhibit
                       Number  Description
                       ------  -----------

                       3.1(1)  Articles  of  Incorporation  of  the  Registrant.

                       3.2(2)  Bylaws of the  Registrant.

                       4.1(3)  Specimen   Common   Stock   certificate   of  the
                               Registrant.

                       31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                       32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                               Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                  (b) Reports on Form 8-K: None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SIERRA MONITOR CORPORATION
                                                Registrant

Date:        August 8, 2003              By:    /s/ Gordon R. Arnold
                                                --------------------
                                                Gordon R. Arnold
                                                President
                                                Chief Financial Officer

                                Index to Exhibits

                       Exhibit
                       Number  Description
                       ------  -----------

                       3.1(1)  Articles  of  Incorporation  of  the  Registrant.

                       3.2(2)  Bylaws of the  Registrant.

                       4.1(3)  Specimen   Common   Stock   certificate   of  the
                               Registrant.

                       31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                       32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                               Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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