Form 10QSB
period 2003-09-30
SIERRA MONITOR CORP /CA/
filed 2003-11-12
CIK 100625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended September 30, 2003
                                        ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_; No ___

The number of shares of the issuer's common stock outstanding, as of November 8, 2003 was 10,971,546.

Transitional Small Business Disclosure Format: Yes ___; No _X_

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                             Condensed Balance Sheet

                               September 30, 2003

                                   (Unaudited)
                   Assets

Current assets:
      Cash                                                            $  933,421
      Trade receivables, less allowance for doubtful accounts          1,312,713
          of approximately $36,000
      Inventories, net                                                 1,332,620
      Prepaid expenses                                                    58,606
      Income taxes receivable                                            154,971
      Deferred income taxes                                              274,263
                                                                      ----------

                    Total current assets                               4,066,594

Property and equipment, net                                              182,079
Deferred income taxes                                                     58,853
Other assets                                                              93,231
                                                                      ----------

                    Total assets                                      $4,400,757
                                                                      ==========

                    Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                $  295,245
      Accrued compensation expenses                                      331,382
      Other current liabilities                                          144,756
                                                                      ----------

                    Total current liabilities                            771,383

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.001 par value; 20,000,000 shares authorized;
      10,971,546 shares issued and outstanding                            10,972
      Additional paid-in capital                                       3,151,189
      Retained earnings                                                  467,213
                                                                      ----------

                    Total shareholders' equity                         3,629,374
                                                                      ----------

                    Total liabilities and shareholders' equity        $4,400,757
                                                                      ==========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                       Condensed Statements of Operations

                                   (Unaudited)


                                                                     Three months ended                    Nine months ended
                                                                        September 30,                        September 30,
                                                              -------------------------------       -------------------------------
                                                                  2003               2002               2003               2002
                                                              ------------       ------------       ------------       ------------
Net sales                                                     $  2,038,312       $  2,264,681       $  6,035,851       $  6,579,516
Cost of goods sold                                                 750,899            893,524          2,429,860          2,712,749
                                                              ------------       ------------       ------------       ------------
        Gross profit                                             1,287,413          1,371,157          3,605,991          3,866,767
                                                              ------------       ------------       ------------       ------------
Operating expenses
    Research and development                                       410,146            352,506          1,122,463          1,153,990
    Selling and marketing                                          572,300            655,696          1,821,430          2,113,149
    General and administrative                                     267,768            283,893            875,116            880,970
                                                              ------------       ------------       ------------       ------------
                                                                 1,250,214          1,292,095          3,819,009          4,148,109
                                                              ------------       ------------       ------------       ------------
        Income (loss) from operations                               37,199             79,062           (213,018)          (281,342)
Interest income (expense)                                                3               (337)             1,952               (968)
                                                              ------------       ------------       ------------       ------------
        Income (loss) before income taxes                           37,202             78,725           (211,066)          (282,310)
Income tax (benefit) provision                                      (4,278)            31,331           (103,586)          (112,720)
                                                              ------------       ------------       ------------       ------------
        Net income (loss)                                     $     41,480       $     47,394       $   (107,480)      $   (169,590)
                                                              ============       ============       ============       ============
Basic and diluted net income (loss) available
      to common shareholders per common share                 $       0.00       $       0.00       $      (0.01)      $      (0.02)
                                                              ============       ============       ============       ============

Weighted average number of shares used in per
      share computations
                                        Basic:                  10,971,546         10,971,546         10,971,546         10,971,546
                                                              ============       ============       ============       ============
                                      Diluted:                  11,326,479         11,028,159         10,971,546         10,971,546
                                                              ============       ============       ============       ============

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                           Nine months ended
                                                              September 30
                                                            2003         2002
                                                         ---------    ---------
Cash flows from operating activities:
        Net loss                                         $(107,480)   $(169,590)
         Adjustments to reconcile net loss to
           net cash provided by (used in)
           operating activities:
           Depreciation and amortization                   227,352      229,950
           Allowance for doubtful accounts                 (16,160)       4,065
           Deferred income taxes                           (83,616)    (113,991)
           Changes in operating assets and
             liabilities:
             Trade receivables                              39,880     (110,660)
             Inventories                                    84,022       77,419
             Prepaid expenses                               86,098      121,297
             Income taxes receivable                        (1,003)     148,187
             Accounts payable                              (70,007)    (170,090)
             Accrued compensation expenses                 116,959       68,205
             Other current liabilities                      (1,893)     (24,692)
                                                         ---------    ---------
               Net cash provided by (used in)
                 operating activities                      274,152       60,100
                                                         ---------    ---------
Cash flows from investing activities:
        Capital expenditures                               (80,209)     (90,865)
        Other assets                                        (1,169)        (100)
                                                         ---------    ---------
               Net cash used in investing activities       (81,378)     (90,965)
                                                         ---------    ---------
Cash flows from financing activities:
        Proceeds from bank borrowings, net                    --        100,000
        Repayment of notes receivable                        1,329        6,287
        Proceeds from exercise of stock options               --          6,177
                                                         ---------    ---------
               Net cash provided by financing
                 activities                                  1,329      112,464
                                                         ---------    ---------
Net increase in cash and cash equivalents                  194,103       81,599
Cash and cash equivalents at beginning of period           739,318      772,394
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 933,421    $ 853,993
                                                         =========    =========
Supplemental cash flow information
       Cash paid for income taxes                        $     628    $   5,188
                                                         =========    =========
       Cash paid for interest expense                    $       0    $   2,946
                                                         =========    =========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                   Notes to the Condensed Financial Statements

                               September 30, 2003

Basis of Presentation

         The unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 which was filed March 27, 2003. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of September 30, 2003 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

         The Company recognizes revenue from the sale of FieldServers in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended. Revenue is recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. Additionally the software should not require significant production, modification or customization; otherwise revenues should be deferred. Deferred revenues at September 30, 2003 were not significant.

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

         d) Employee Stock-Based Compensation

         At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations.

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

                                                                          For The Three Months              For The Nine Months
                                                                           Ended September 30,              Ended September 30,
                                                                          2003            2002              2003            2002
                                                                       ---------        ---------        ---------        ---------
Net income (loss):
   As reported                                                         $  41,480        $  47,394        $(107,480)       $(169,590)
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards                           $ (46,000)       $ (35,000)       $(138,000)       $(105,000)
                                                                       ---------        ---------        ---------        ---------
         Pro forma                                                     $  (4,520)       $  12,394        $(245,480)       $(274,590)
                                                                       =========        =========        =========        =========
Basic and diluted net income (loss) per share:
         As reported                                                   $   (0.00)       $    0.00        $   (0.01)       $   (0.02)
         Pro forma                                                     $   (0.00)       $    0.00        $   (0.02)       $   (0.03)


Inventories

A summary of inventories as of September 30, 2003 follows:

Raw materials                                                       $   718,880
Work-in-process                                                         431,312
Finished goods                                                          255,859
Reserve for obsolescence                                                (73,431)
                                                                    -----------
                                                                    $ 1,332,620
                                                                    ===========

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

         The Company reported a net loss for both the nine-month periods ended September 30, 2003 and 2002. As a result, 605,000 and 1,314,500 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the respective nine-month periods because the inclusion of such stock options would be antidilutive.

         In the three-month periods ended September 30, 2003 and 2002 options to purchase 847,500 and 1,119,500 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

         The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2003 and 2002, respectively:

                                                                     Three months      Nine months      Three months     Nine months
                                                                         ended            ended            ended            ended
                                                                       9/30/2003        9/30/2003        9/30/2002        9/30/2002
                                                                       ----------       ----------       ----------       ----------
Basic EPS - weighted-average number of common
    shares outstanding                                                 10,971,546       10,971,546       10,971,546       10,971,546
Effect of dilutive potential common shares - stock
    options outstanding                                                   354,933             --             56,613             --
                                                                       ----------       ----------       ----------       ----------
Diluted EPS - weighted-average number of common
    shares and potential common shares outstanding                     11,326,479       10,971,546       11,028,159       10,971,546
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

         In addition, the CEO reviews the following information on revenues by product category:

                                                                  Three months ended                       Nine months ended
                                                                     September 30                             September 30
                                                           -------------------------------           -------------------------------
                                                              2003                 2002                 2003                 2002
                                                           ----------           ----------           ----------           ----------
Gas detection devices                                      $1,204,008           $1,540,809           $3,929,636           $4,754,374
Environmental controllers                                     334,117              295,546              777,679              667,174
FieldServers                                                  500,187              428,326            1,328,536            1,157,968
                                                           ----------           ----------           ----------           ----------
                                                           $2,038,312           $2,264,681           $6,035,851           $6,579,516
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

         During the quarter ended September 30, 2003, no employee stock options were granted, exercised, forfeited or cancelled. No options have been exercised during 2003.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the three months ended September 30, 2003 Sierra Monitor Corporation reported net sales of $2,038,312 compared to $2,264,681 for the three months ended September 30, 2002. For the nine-month period ended September 30, 2003 net sales were $6,035,851 compared with $6,579,516 in the prior year nine-month period. The sales results for the third quarter of fiscal 2003 represent a 10% decrease from the same period in the prior year. The results for the first nine months of fiscal 2003 represent an 8% decrease from the same period in the prior year.

         In the third quarter of 2003 sales of our gas detection systems were 22% lower than the corresponding quarter in 2002. The lower sales are, primarily, the result of lower orders for large projects which use our Sentry gas monitoring systems. The continuation of two key projects for which we shipped product in the first half of this year have been delayed, at least, until next calendar year. There can be no assurance that these key projects will be continued or that we will ship any additional products related to these projects. Further, there were no other large system shipments in the third quarter. Gas detection sales for the year to date period in 2003 were 17% lower than the year to date period in 2002.

         Sales of our environment controllers to the telecommunications industry in the third quarter of 2003 were approximately 13% higher than the third quarter of 2002. Although there have been no major changes in infrastructure spending by our customers, the major telephone, cable and cell phone companies, there has been a gradual increase in local upgrades and expansions this year. As a result of the increase in local activities, environment controller sales for the year to date period in 2003 were approximately 16% higher than the same period in 2002.

         Sales of FieldServers, our communications bridge, were approximately 17% higher in the third quarter of 2003 compared to the third quarter of 2002. FieldServer sales in the first nine months of 2003 were 17% higher than the first nine months of 2002. FieldServer sales include non-reccurring engineering charges and sales of hardware modules with preinstalled proprietary software. Our engineering charges were lower in the third quarter compared to the first half of the year and our sales of hardware modules were higher than the prior periods. This change in mix of sales reflects broader acceptance of released software capabilities and less dependence by our customers upon new engineering development by FieldServer Technologies.

         Our gross profit of $1,287,413 for the three-month period ended September 30, 2003 was 63% of sales compared to $1,371,157, or 61% of sales, in the same period in the previous year. Our gross profit for the nine-month period ended September 30, 2003 was $3,605,991 or 60% of sales, compared to $3,866,767, or 59% of sales, in the same period in the previous year. The lower gross profit in both reported periods is due to lower sales levels in those periods. Gross margins were higher in both periods as a result of the shift in product mix and changes in selling prices. Generally large gas detection projects such as those shipped in the first two quarters of the year are sold at discounted prices and include special components which have high materials costs. There were no such sales in the quarter ended September 30, 2003. There have been no other significant changes in materials costs, labor costs or manufacturing overheads.

         Expenses for research and development, which include new product development and engineering to sustain existing products, were $410,146, or 20% of sales, for the three-month period ending September 30, 2003 compared to $352,506, or 16% of sales, in the comparable period in 2002. In the nine-month periods ending September 30, 2003 and September 30, 2002, research and development expenses were $1,122,463, or 19% of sales, and $1,153,990, or 18% of sales, respectively. In the third quarter of 2003 we increased the number of product development projects in both gas detection products and FieldServer products. We also accelerated certain projects in an effort to make new products available for sales early in 2004.

         Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $572,300 or 28% of sales for the three-month period ended September 30, 2003, compared to $655,696 or 29% of sales, in the comparable period in the prior year. For the nine-month periods ending September 30, 2003 and September 30, 2002, selling and marketing expenses were $1,821,430 or 30% of sales, and $2,113,149, or 32% of sales, respectively. Our selling expenses include commissions paid to independent sales representatives for gas detection sales. The lower gas detection sales in the third quarter of 2003, compared to the third quarter of 2002, combined with changes in our sales representative network, resulted in significantly lower commission payments in the current quarter compared to the prior year. In addition, our marketing spending for advertising and sales brochures was lower in the third quarter of 2003 compared to 2002. In the nine-month year to date period in 2003, compared to the same period in the prior year, our selling costs were lower, primarily, due to lower commission expenses and lower advertising expenses.

         General and administrative expenses, which consist primarily of salary expenses, building rent and insurance expenses, were $267,768, or 13% of sales, for the three-month period ended September 30, 2003 compared to $283,893, also 13% of sales, in the three-month period ended September 30, 2002. For the nine-month periods ending September 30, 2003 and September 30, 2002, general and administrative expenses were $875,116, or 14% of sales, and $880,970, or 13% of sales, respectively. General and administrative expenses have been reduced in both the three-month and nine-month periods as a result of the relocation of our Fort Myers, Florida plant, reduced real estate lease expenses for the Milpitas, California offices and general expense controls.

         Our net income for the three-month period ended September 30, 2003 was $41,480 compared to net income of $47,394 in the same period of 2002. For the nine-month period ended September 30, 2003 our net loss was $107,480 compared to net loss of $169,590 in the same period of 2002. As a result of lower sales than the prior year period, income from operations in the third quarter of 2003 was $37,199 compared to $79,062 in the third quarter of 2002. An income tax benefit booked increased our net income in 2003. On a comparative basis, our operating income for third quarter of 2002 was reduced by tax expense. The lower net loss for the nine-month period ended September 30, 2003, compared to the same period in 2002, accomplished with lower sales, was due to improved gross margins and lower fixed expenses resulting from ongoing cost control actions.

Liquidity and Capital Resources

         Working capital, which is comprised, primarily, of cash, accounts receivable and inventories offset by current liabilities, was $3,295,210 at September 30, 2003. During the period ended September 30, 2003, our working capital increased by $39,822 compared to December 31, 2002. The increase was due to depreciation of capital assets which was partially offset by new asset purchases plus our net loss.

         Cash on hand, a component of working capital, was $933,421 at September 30, 2003, an increase of $194,103 compared to December 31, 2002. Other significant working capital component changes include net trade receivables which decreased by $23,721, accounts payable which decreased by $70,007 and deferred income taxes which increased by $83,616 in the same period.

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


                                              SIERRA MONITOR CORPORATION
                                              Registrant

Date: November 8, 2003                        By: /s/ Gordon R. Arnold
                                                  -------------------------
                                                  Gordon R. Arnold
                                                  President
                                                  Chief Financial Officer

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