Form 10KSB
period 2003-12-31
SIERRA MONITOR CORP /CA/
filed 2004-03-25
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      |X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003.

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
            ______________

            Commission file number 0-7441

            --------------------------------------------------------

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

            --------------------------------------------------------

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share
                                (Title of class)

            --------------------------------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Registrant's revenues for the fiscal year ended December 31, 2003 were $7,868,199. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 2004 was approximately $2,147,628 based upon the last reported sale price, which occurred on February 26, 2004. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 25, 2004 was 10,971,546.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the Registrant's Information Statement for the Annual Shareholders' Meeting to be held on May 27, 2004.

Transitional Small Business Disclosure Format Yes |_|; No |X|

                                   FORM 10-KSB

                           SIERRA MONITOR CORPORATION

                                TABLE OF CONTENTS

PART I.

Item 1.      Description of Business........................................  1

Item 2.      Description of Property........................................  4

Item 3.      Legal Proceedings..............................................  5

Item 4.      Submission of Matters to a Vote of Security Holders............  5

PART II.

Item 5.      Market for Common Equity, Related Stockholder Matters,
             and Small Business Issuers Purchases of Equity Securities......  6

Item 6.      Management's Discussion and Analysis or Plan of Operations.....  8

Item 7.      Financial Statements........................................... 11

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure......................... 11

Item 8a.     Controls and Procedures........................................ 11

PART III.

Item 9.      Directors and Executive Officers of the Registrant............. 12

Item 10.     Executive Compensation......................................... 14

Item 11.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters................................ 14

Item 12.     Certain Relationships and Related Transactions................. 14

Item 13.     Exhibits and Reports on Form 8-K............................... 14

Item 14      Principal Accountant Fees and Services......................... 15

PART IV.

Part IV.     Financial Statements........................................... F-1

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

      The Company continues to design, manufacture and market products which detect combustible and toxic gases for the protection of personnel and facilities. Gases which create a hazard to people and facilities are those manufactured or that occur naturally in a wide variety of locations in the workplace, commercial areas and homes. The motivation for installation of gas detection devices is driven by industrial safety professionals guided by the United States Occupational Safety and Health Administration ("OSHA"), state and local governing bodies, insurance companies and various industry rule making bodies. Gas detection is also a matter of interest to the newly formed Department of Homeland Security due to its potential to assist in identification of hazards to citizens.

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

      The Company capitalizes on its expertise in microprocessor-based control hardware to develop products which incorporate functions not found in many competitive instruments. In this respect, the Company markets products under the concept of "Gas Risk Management." Gas Risk Management products utilize features such as recorded event information, and graphical displays on central computers, to allow users to identify hazards and problems before they evolve into incidents which, at a minimum, could cause production delays, evacuation of personnel and potentially even damage and injury. By utilizing the Company's FieldServer devices, detection data can be presented on computers through a web server function for viewing over the Internet or by localized web browsers. In the three calendar years 2003, 2002 and 2001, revenue from gas detection products was approximately 64%, 73% and 61% of the Company's sales respectively.

      In addition to gas detection devices, the Company supplies products to the telecommunications industry with microprocessor-based controllers which are used to manage other environmental and security conditions in remote structures such as DSL distribution nodes, fiber optic booster stations and cell-tower site building. The environmental controllers integrate various functions which would otherwise require discrete controls and alarm handling. The demand for environment controllers is driven, primarily, by new construction of infrastructure for the telephone, wireless and cable industries. The level of demand for new construction of infrastructure decreased in 2002 and 2003 as the telecommunications industry reduced capital spending. In 2003, revenue from products sold to the telecommunications industry was approximately 14% of the Company's sales compared with 10% in 2002 and 24% in 2001.

      The Company also manufactures industrial communication bridges. Many industrial instruments, such as gas detection systems, programmable logic controllers, various analytical systems, and building automation systems, communicate in disparate, non-standard, protocols. Communication bridges provide a means for reading and writing data into these devices using a common, standard protocol and allow the data to be transmitted to other industrial applications over various wiring platforms including Ethernet. FieldServer Technologies, a wholly owned division of the Company, markets communication bridges under the product name "FieldServers." FieldServer sales are directed to the building automation and process automation industries. In 2003, revenue from FieldServer products was approximately 22% of the Company's sales compared to approximately 17% in 2002 and 15% in 2001.

      The Company maintains research and development programs to enhance existing products and to develop new products. The Company's research and development expenses, which include costs for sustaining engineering, were $1,493,496, or 19% of sales, in 2003 compared to $1,519,760, or 18% of sales, in
2002 and $1,414,776, or 14% of sales in 2001.

      The Company's products are sold through a network of independent sales representatives supervised by regional managers. There are currently 24 authorized representatives with a total of 29 sales offices in the United States. The majority of the Company's representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products. The Company's internal sales organization includes a Sales Vice President, six Regional Sales Managers, three Business Unit Managers, an outside salesperson and various inside support personnel. In addition to its primary factory and office facility in California and a technical support office located in Florida, the Company maintains separate regional sales offices in California, Illinois, Pennsylvania, New Jersey and Texas.

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

      At December 31, 2003, the Company had 43 employees, of whom 9 were in research and development; 15 were in marketing, sales and service; 4 were in general administration; and 15 were in operations and manufacturing. At that date, 34 of the Company's employees were located in Milpitas, California, and the remaining employees were located in regional sales and technical support offices. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

      The demand for monitoring devices and other products manufactured by the Company is typically not seasonal and during 2003 and 2002 there were no customers to whom sales exceeded 10% of the Company's net sales. Factors within specific industries such as telecommunications, building automation or petro-chemical processing could affect the Company's sales within that particular industry. The factors may include, but are not limited to, a general economic downturn, labor problems, rapid shifts in technology or introduction of competing products at lower prices.

      The commercial order backlog for the Company's products at December 31, 2003 was approximately $800,000 compared with approximately the same level at December 31, 2002. The backlog includes orders for which the Company has not yet received engineering release from the customer. Since the Company generally ships many of its products within the same quarter that it receives a purchase order and engineering release from the customer for such products, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales.

      The Company's sales team includes a Regional Sales Manager with responsibility for sales development in Latin America. The Regional Sales Manager, based in Dallas, Texas, has responsibility for all direct sales and development of sales channels in the region. In addition, the Company has various agreements with representatives in foreign countries to promote the Company's products but no other formal international marketing program exists. In each of the two years ended December 31, 2003 and 2002, sales to international customers were 10% and 8%, respectively. The Company has no assets in any foreign countries.

      The markets in which the Company participates are highly competitive and generally price sensitive. Most of the Company's competitors have far greater financial, marketing and manufacturing resources than the Company by virtue of their relationships with larger companies as divisions or subsidiaries. The principal competitive factors in the industry are reliability, ease of use, product support, and price. The Company's gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Safety Inc., General Monitors Inc., Mine Safety Appliance Company, Seiger, Ltd., and Sensidyne Inc. The Company's other products tend to compete with alternate methods and technologies rather than direct equivalent products manufactured by other companies. For example, telephone companies may use discrete temperature, lighting and pump controls as an alternative to integrated control systems. Likewise, potential users of FieldServers may choose to write software programs as an alternative to using our packaged solution.

      The Company purchases materials and components for use in manufacturing its products. The majority of the materials and components are standard items which can be purchased from multiple distributors, or fabricated by multiple custom fabrication vendors. Components which are generally purchased from sole sources are those which require a specific consistent quality such as gas sensors. Our principal suppliers of gas sensors are City Technology and E2V Technologies. We anticipate that the majority of components and materials used in products to be developed by us will be readily available. However, there is no assurance that the current availability of these materials will continue in the future, or if available, will be procurable at favorable prices.

      Selected Financial Data.

      The following table sets forth the selected financial data for each of the last five fiscal periods ended December 31, 2003 through 1999

                                                                    Years Ended December 31,
                                           2003              2002             2001             2000              1999
                                      ---------------- ----------------- ---------------- ---------------- -----------------
Net sales                             $     7,868,199  $     8,440,518   $     9,953,011  $     9,442,809  $     6,759,192
Net income (loss)                     $     (173,603)  $     (261,350)   $       381,018  $       669,465  $      (77,669)
Net income (loss) per share -
basic and diluted                     $        (0.02)  $        (0.02)   $          0.03  $          0.06  $        (0.01)
Total assets                          $     4,230,797  $     4,461,849   $     4,971,370  $     4,812,312  $     3,633,683

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

      The industry in which the Company competes is highly competitive and the Company expects such competition to continue in the future. Most of the Company's competitors are larger than the Company and have substantially greater financial, technical, marketing and manufacturing resources. While the Company has invested in new products, there can be no assurance that it can continue to introduce new products on a timely basis or that certain of its products will not be rendered non-competitive or obsolete by its competitors. The global economic slowdown and in particular the dramatic reduction in spending by the telecommunications industry has had an adverse impact on our sales, in particular our environment controllers. If the economy does not improve or technology spending does not increase we may not be able to increase our revenue.

      The company's operations are concentrated in a single building in Milpitas, California. The Company's operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. The Company does not have a detailed disaster recovery plan. In addition, the Company does not carry sufficient business interruption insurance to compensate the company for all losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business and financial results.

      Cost of Compliance with Environmental Regulations.

      The Company has no costs associated with compliance with environmental regulations. However, there can be no assurance that the Company will not incur such costs in the future.

      Available Information.

      The Company files with the SEC annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.sierramonitor.com. The Company's headquarters are located at 1991 Tarob Court, Milpitas, CA 95035. The Company's phone number at that address is
(408) 262-6611 and the Company's e-mail address is sierra@sierramonitor.com.

Item 2. Description of Property.

      The Company's principal executive, administrative, manufacturing and engineering operations are located in a 15,000 square foot leased facility in Milpitas, California. This facility is occupied under a lease expiring March 31, 2009. Management considers that the current facilities are adequate for the present level of operations and that additional office and factory space is available in the immediate vicinity. The Company also leases a warehouse in Milpitas, California, a small technical support office in Fort Myers, Florida and sales offices near Los Angeles, California; Chicago, Illinois; Pittsburgh, Pennsylvania; Newark, New Jersey; Dallas, Texas and Houston, Texas.

Item 3. Legal Proceedings.

      The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental in the normal course of the business operations. The Company is currently not involved in any such litigation or any pending legal proceedings that management believes could have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuers Purchase of Equity Securities.

      (a) The Company's common stock is quoted on the OTC Bulletin Board under the symbol "SRMC.OB." There is not an active market for the Company's stock and there is only infrequent trading in limited volume. The high and low closing sales price, as reported by the OTC Bulleting board system, of the Company's common stock during each fiscal quarter for the Company's last two fiscal years were as follows:

    Common Stock Prices                                 High             Low
    Quarter ended December 31, 2003                   $  1.01          $ 0.40
    Quarter ended September 30, 2003                     1.15            0.20
    Quarter ended June 30, 2003                          0.45            0.10
    Quarter ended March 31, 2003                         0.25            0.15

    Quarter ended December 31, 2002                   $  0.40          $ 0.26
    Quarter ended September 30, 2002                     0.40            0.21
    Quarter ended June 30, 2002                          0.50            0.41
    Quarter ended March 31, 2002                         1.05            0.65

      These prices represent  quotations  among dealers without  adjustments for
retail  markups,  markdowns  or  commissions,   and  may  not  represent  actual
transactions.

      (b) As of March 25, 2004 there were approximately 233 holders of record of the Company's common stock and the closing price of the Company's common stock was $0.55. This figure does not include beneficial holders or common stock holder's nominee as street name, as we cannot accurately estimate the number of these beneficial holders.

      (c) The Company has never paid cash dividends on its common stock. The Company presently intends to retain any future earnings to finance operations and the further development of the Company's business and does not presently intend to disperse any cash dividends in the foreseeable future.

      (d) Penny Stock

       Unless and until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company's common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

       (e)  Recent Sales of Unregistered Securities

      The Company had no sales of unregistered securities during the three year period ending December 31, 2003.

      (f)  Equity Compensation Plan Information

      The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

      i. All compensation plans previously approved by security holders; and

      ii. All compensation plans not previously approved by security holders.

---------------------------- ------------------------------ ---------------------------- ----------------------------------
       Plan category          Number of securities to be     Weighted-average exercise    Number of securities remaining
                                issued upon exercise of        price of outstanding        available for future issuance
                                 outstanding options,          options, warrants and      under equity compensation plans
                                  warrants and rights                 rights              (excluding securities reflected
                                                                                                  in column (a))
                                          (a)                           (b)                             (c)
---------------------------- ------------------------------ ---------------------------- ----------------------------------
Equity compensation plans
approved by security                      1,452,500                        $0.78                         328,542
holders
---------------------------- ------------------------------ ---------------------------- ----------------------------------
Equity compensation plans
not approved by security                          -                            -                               -
holders
---------------------------- ------------------------------ ---------------------------- ----------------------------------
Total                                     1,452,500                        $0.78                         328,542
---------------------------- ------------------------------ ---------------------------- ----------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Fiscal 2003 vs. Fiscal 2002

      For the year ended December 31, 2003, our net sales were $7,868,199 compared to net sales of $8,440,518 in the prior year ended December 31, 2002. Loss before income taxes was $258,759 in 2003 compared to loss before income taxes of $456,907 in 2002. Net loss in 2003 was $173,603, or $0.02 per share, compared to net loss of $261,350, or $0.02 per share, in 2002.

      Our revenue declined approximately 7% in 2003 compared with the prior year. The decline in revenue was primarily due to lower sales of gas monitoring systems compared to the prior year even as sales of our environment controllers and FieldServers increased in 2003 compared to 2002.

      During the two years prior to 2003 our gas detection sales were higher primarily because we were selling equipment to large construction and plant retro-fit projects. In the year ended December 31, 2003 our shipments to such large projects were lower and there was no significant growth in sales of smaller gas detection systems or components to offset the decline in sales for such projects. As a result of these conditions our gas detection sales were approximately 18% lower in the year ended December 31, 2003 compared with the prior year.

      Sales of environment controller products, which are used by telephone companies, increased approximately 28% in the year ended December 31, 2003 compared to the prior year. The higher sales levels in 2003 occurred mainly during the second half of the year and are primarily due to purchases of spare parts by a major regional telephone company.

      Sales of communications bridges, which are marketed under the brand name FieldServer Technologies, increased approximately 19% as our products received technical acceptance from several key building automation companies and general product recognition was accomplished through trade show attendance, trade association memberships and word of mouth in the building automation and integration industry.

      Gross profit as a percent of sales was 60% in 2003, compared to gross profit of 58% in the prior year. The higher margin in 2003, compared to 2002, is the result of various factors including product mix, reduced shipments to large gas detection projects and lower manufacturing costs including reduced lease expenses. Large gas detection projects tend to be sold at extraordinary discounts resulting in lower gross margins.

      Research and development expenses, which include new product development and support for existing products, were $1,493,496 or 19% of net sales, in the year ended December 31, 2003 compared to $1,519,760 or 18% of net sales, in the year ended December 31, 2002. Research and development expenses in 2003 were directed toward enhancement and expansion of products in each of our three product groups.

      Selling and marketing expenses were $2,353,011 or 30% of net sales, in 2003, compared to $2,704,746 or 32% of net sales, in the prior year. Our selling expenses for gas detection products generally include commission payments to regional managers and to independent representatives. Environment controller and FieldServer products are generally sold at net pricing and carry lower commission expenses. The change in sales mix of each of the product groups contributed to lower commission expenses in 2003 compared to 2002. Our marketing expenses were lower primarily as a result of reduced advertising and trade show activities because we adjusted these expenses due to the lower sales levels.

      General and administrative expenses were $1,143,602 in 2003 compared to $1,159,576 in 2002. During the second quarter of 2003 we closed our
manufacturing  plant  in  Fort  Myers,   Florida  and  transferred
environment controller product manufacturing to Milpitas, California. Reduced general and administrative expenses as a result of the plant closing and also as a result of reduced rent expense in Milpitas, California were offset by various increased expenses including costs of insurance and information technology support.

      As a result of the loss from operations a tax benefit of $85,156 was recovered in 2003, compared to a tax benefit of $195,557 in 2002. The Company has no net loss carry forward, so the Company's income tax expense varies from statutory tax rates only as a result of permanent differences.

Liquidity and Capital Resources.

      The Company's working capital at December 31, 2003 was $3,222,214, essentially unchanged from the working capital of $3,255,388 at December 31, 2002. There were no significant equity or long term transactions in 2003.

      Inventory on hand at December 31, 2003 was $1,293,111 a decrease of $123,531 compared to the end of the prior year. We have undertaken actions to reduce inventory due to the lower manufacturing levels but we remain mindful of the need to deliver product with short lead times. We believe that our ability to deliver product with short lead times provides a competitive advantage.

      We had no long term liabilities and no bank borrowings at December 31, 2003.

      We maintain a $500,000 line of credit, secured by certain assets of the Company, with our commercial bank. At December 31, 2003 there were no outstanding borrowings against the line of credit. The line of credit requires annual renewal and compliance with certain restrictive covenants. At December 31, 2003, the Company was in compliance with all restrictive financial covenants. However, there can be no assurance that this line of credit will be available to us in the future.

      At December 31, 2003, our balance sheet reflected $1,055,081 of cash and $1,178,652 of net accounts receivable. At December 31, 2002 our total cash on hand was $739,318 and our net accounts receivable was $1,336,433.

      The Company's management believes that its present resources, including cash and accounts receivable, are sufficient to fund its anticipated level of operations through at least January 1, 2005. There are no plans for significant capital equipment expenditures.

Off Balance Sheet Arrangements.

      The Company does not currently have any off balance sheet arrangements.

Inflation.

      Management believes that inflation will not have a material effect on the Company's results of operations.

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

Item 7. Financial Statements.

      Reference is made to the financial statements set forth in this Form 10-KSB report in Part IV, as indexed in Part III, Item 13, and by such reference such information is incorporated herein.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      There  have  been  no  disagreements   between  Squar,  Milner,  Reehl,  &
Williamson,  LLP and  management of the type required to be reported  under this
Item 8 since the date of their engagement.

Item 8a. Controls and Procedures.

      As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company, including its consolidating subsidiaries, that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

      The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2003, based upon information furnished by such persons:

                                                                                                     Director or
Name                         Principal Occupation or Employment                             Age      Officer Since
----                         ----------------------------------                             ---      -------------
Gordon R. Arnold             Director of the Company;                                       58            1984
                             President,  Chief Executive Officer and Secretary

Michael C. Farr              Vice President of Operations                                   46            1986

Stephen R. Ferree            Vice President of Marketing                                    56            1992

Edward K. Hague              Vice President of Engineering                                  42            1997

Robert J. Kot                Vice President of Sales                                        53            2002

C. Richard Kramlich          Director of the Company;                                       68            1980
                             General Partner of New Enterprise Associates
                             a venture capital firm

Jay T. Last                  Director of the Company;                                       74            1977
                             President, Hillcrest Press (Publisher), and
                             business and technical consultant

Robert C. Marshall           Director of the Company;                                       72            1998
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

      Robert J. Kot joined the Company as Vice President, Sales in November 2002. Mr. Kot was previously President and CEO of OnCuity, a software company that marketed advanced alarm management systems for the process, building and security markets. Mr. Kot's career spans over 27 years and includes employment with Honeywell, EMC Controls, Azonix and other technology companies focused upon rapid growth within the process and building automation markets.

      C. Richard Kramlich has been a Director of the Company since 1980. For more than the past five years, Mr. Kramlich has been the managing general partner of New Enterprise Associates, a venture capital firm. Mr. Kramlich is a Director of a number of private companies including Informative, Force 10, Visual Edge, Celetron, Decru, Inc., Fabric7 Systems, Foveon, SMIC and Financial Engines. Mr. Kramlich is also a member of the Board of Directors of Chalone Inc. and Zhone Technologies, both of which companies file reports pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Kramlich received a Masters in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University.

      Jay T. Last has been a Director of the Company since 1980. Mr. Last, who was one of the founders of the first semiconductor manufacturing company, is a retired technologist and business investor. Mr. Last received a Ph.D. in Physics from MIT.

      Robert C. Marshall has been a Director of the Company since 1998. Since 1997 Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm. Mr. Marshall is a director of a number of private companies including 3Ware, Inc., Bay Microsystems, Inc., Blue Pumpkin, and Wytek, Inc. Mr. Marshall received a Bachelors degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University.

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

      With respect to the other information required by this item, the sections entitled "Election of Directors - Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 27, 2004 and to be filed with the SEC within 120 days of December 31, 2003 are incorporated by reference herein.

Item 10. Executive Compensation.

      The  sections   entitled   "Compensation   of  Executive   Officers"   and
"Compensation  of  Directors"  in  the  Company's   Information   Statement  are
incorporated by reference herein.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 13. Exhibits, Financial Statements and Reports on Form 8-K.

      (a) Financial Statements. The following documents are filed as part of this report:

            Financial Statements and Schedules:

                  Independent Auditors' Report.

                  Balance Sheet at December 31, 2003.

                  Statements of Operations for the years ended December 31, 2003 and 2002.

                  Statements  of  Shareholders'   Equity  for  the  years  ended
                  December 31, 2003 and 2002.

                  Statements of Cash Flows for the years ended December 31, 2003 and 2002.

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
3.1(1)            Articles of Incorporation of the Registrant.

3.2(2)            Bylaws of the Registrant.

4.1(3)            Specimen Common Stock Certificate of the Registrant.

10.1(1)           1986 Stock Option Plan of Registrant as amended on December 1,
                  1987.

10.2(4)           1996 Stock Plan of Registrant.

10.3(5)           Assignment of Intellectual Property and Transfer of Rights.

10.4(6) Assignment of Intellectual Property, Transfer of Rights and Asset Purchase Agreement.

10.5 Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.

23.1              Consent of Independent Auditors.

31.1              Rule 13a-14(e) Certification of Chief Executive Officer

31.2              Rule 13a-14(e) Certification of Chief Financial Officer

32.1              Section 1350 Certification of Chief Executive Officer

32.2              Section 1350 Certification of Chief Financial Officer

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2003.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 13, 1998.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on May 14, 1999.

Item 14: Principal Accountant Fees and Services

      The section entitled "Principal Accountant Fees and Services" in the Company's Information Statement is incorporated by reference herein.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 25, 2004.

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

        Date                                  Title                                     Signature
        ----                                  -----                                     ---------
March 25, 2004                Chief Executive Officer, Chief
                              Financial Officer and Director
                              (Principal Executive, Financial
                              and Accounting Officer)                        By  /s/  Gordon R. Arnold
                                                                                 -------------------------------
                                                                                   Gordon R. Arnold


March 25, 2004                Director                                       By  /s/  C. Richard Kramlich
                                                                                 -------------------------------
                                                                                 Richard Kramlich


March 25, 2004                Director                                       By  /s/  Jay T. Last
                                                                                 -------------------------------
                                                                                 Jay T. Last

March 25, 2004                Director                                       By  /s/  Robert C. Marshall
                                                                                 -------------------------------
                                                                                 Robert C. Marshall

                                     PART IV

                           SIERRA MONITOR CORPORATION

                              Financial Statements

                                December 31, 2003

                           SIERRA MONITOR CORPORATION

                          Index to Financial Statements

                                                                           Page

Independent Auditors' Report                                               F-1

Balance Sheet                                                              F-2

Statements of Operations                                                   F-3

Statements of Shareholders' Equity                                         F-4

Statements of Cash Flows                                                   F-5

Notes to Financial Statements                                              F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Sierra Monitor Corporation

We have audited the accompanying balance sheet of Sierra Monitor Corporation (the "Company"), as of December 31, 2003, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                      /s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
February 6, 2004

                           SIERRA MONITOR CORPORATION

                                  Balance Sheet

                                December 31, 2003

                               Assets

Current assets:
     Cash                                                                           $1,055,081
     Trade receivables, less allowance for doubtful accounts of
       approximately $40,000                                                         1,178,652
     Inventories, net                                                                1,293,111
     Prepaid expenses                                                                  118,929
     Income taxes receivable                                                            79,254
     Deferred income taxes                                                             164,733
                                                                                    ----------
              Total current assets                                                   3,889,760

Property and equipment, net                                                            181,601
Deferred income taxes                                                                   71,147
Other assets                                                                            88,289
                                                                                    ----------

              Total assets                                                          $4,230,797
                                                                                    ==========

                Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                               $  345,078
     Accrued compensation expenses                                                     205,899
     Other current liabilities                                                         116,569
                                                                                    ----------
              Total current liabilities                                                667,546

Commitments and contingencies

Shareholders' equity:
     Common stock, $0.001 par value; 20,000,000 shares authorized;
       10,971,546 shares issued and outstanding                                         10,972
     Additional paid-in capital                                                      3,151,189
     Retained earnings                                                                 401,090
                                                                                    ----------
              Total shareholders' equity                                             3,563,251
                                                                                    ----------

              Total liabilities and shareholders' equity                            $4,230,797
                                                                                    ==========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                 For the Years Ended December 31, 2003 and 2002

                                                                              2003                   2002
                                                                           ------------           ------------
Net sales                                                                  $  7,868,199           $  8,440,518
Cost of goods sold                                                            3,138,801              3,511,815
                                                                           ------------           ------------
           Gross profit                                                       4,729,398              4,928,703
                                                                           ------------           ------------
Operating expenses:
    Research and development                                                  1,493,496              1,519,760
    Selling and marketing                                                     2,353,011              2,704,746
    General and administrative                                                1,143,602              1,159,576
                                                                           ------------           ------------
                                                                              4,990,109              5,384,082
                                                                           ------------           ------------
           Loss from operations                                                (260,711)              (455,379)
Interest income                                                                   1,952                  2,001
Interest expense                                                                     --                 (3,529)
                                                                           ------------           ------------
           Loss before provision for income tax benefit                        (258,759)              (456,907)
Income tax benefit                                                              (85,156)              (195,557)
                                                                           ------------           ------------
           Net loss                                                        $   (173,603)          $   (261,350)
                                                                           ============           ============
Basic and diluted net loss available to common
    shareholders per common share                                          $      (0.02)          $      (0.02)
                                                                           ============           ============
Weighted-average number of shares used in per share computations:
    Basic and diluted                                                        10,971,546             10,971,546
                                                                           ============           ============

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                       Statements of Shareholders' Equity

                 For the Years Ended December 31, 2003 and 2002

                                                                                                         Notes
                                                  Common stock           Additional                    receivable         Total
                                          --------------------------      paid-in        Retained        from          shareholders'
                                             Shares        Amount         capital        earnings     shareholders        equity
                                          -----------    -----------    -----------    -----------     -----------     -----------
Balance as of
   January 1, 2002                         10,971,546    $    10,972    $ 3,151,189    $   836,043     $   (11,798)    $ 3,986,406
Repayment of notes receivable                      --             --             --             --          10,469          10,469
Net loss                                           --             --             --       (261,350)             --        (261,350)
                                          -----------    -----------    -----------    -----------     -----------     -----------
Balance as of
   December 31, 2002                       10,971,546         10,972      3,151,189        574,693          (1,329)      3,735,525
Repayment of notes receivable                      --             --             --             --           1,329           1,329
Net loss                                           --             --             --       (173,603)             --        (173,603)
                                          -----------    -----------    -----------    -----------     -----------     -----------
Balance as of
   December 31, 2003                       10,971,546    $    10,972    $ 3,151,189    $   401,090     $        --     $ 3,563,251
                                          ===========    ===========    ===========    ===========     ===========     ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                 For the Years Ended December 31, 2003 and 2002

                                                                            2003                     2002
                                                                         -----------              -----------
Cash flows from operating activities:
   Net loss                                                              $  (173,603)             $  (261,350)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation                                                        142,300                  169,339
         Amortization                                                        142,159                  149,316
         Loss on disposal of fixed assets                                      5,106                    2,386
         Allowance for doubtful accounts                                     (14,173)                  29,000
         Deferred income taxes                                                13,620                  (64,895)
         Changes in operating assets and liabilities:
            Trade receivables                                                171,954                  135,178
            Inventories                                                      123,531                  164,317
            Prepaid expenses                                                  25,775                   12,081
            Income taxes receivable                                           74,714                   (5,781)
            Accounts payable                                                 (20,174)                (143,765)
            Accrued compensation expenses                                     (8,524)                (132,006)
            Other current liabilities                                        (30,080)                  17,131
                                                                         -----------              -----------
               Net cash provided by operating activities                     452,605                   70,951

Cash flows from investing activities:
   Purchases of property and equipment                                      (117,712)                 (72,398)
   Other assets                                                              (20,459)                 (50,356)
                                                                         -----------              -----------
               Net cash used in investing activities                        (138,171)                (122,754)

Cash flows from financing activities:
   Repayment of notes receivable                                               1,329                   18,727
   Principal borrowings on line-of-credit                                         --                  200,000
   Principal payments on line-of-credit                                           --                 (200,000)
                                                                         -----------              -----------
               Net cash provided by financing activities                       1,329                   18,727
                                                                         -----------              -----------

Net increase (decrease) in cash                                              315,763                  (33,076)

Cash - beginning of year                                                     739,318                  772,394
                                                                         -----------              -----------

Cash - end of year                                                       $ 1,055,081              $   739,318
                                                                         ===========              ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes                            $     1,428              $     5,188
                                                                         ===========              ===========
   Cash paid during the year for interest                                $        --                    3,529
                                                                         ===========              ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                           December 31, 2003 and 2002

Note 1 - Summary of the Company and Significant Accounting Policies

         The Company

              Sierra Monitor Corporation (the "Company") was incorporated in 1978. The Company designs, manufactures, and markets hazardous gas monitoring devices for industrial workplaces. The Company also designs and manufactures environmental controllers for the telecommunications industry, as well as a line of software-based industrial communication bridge products known as FieldServers. The Company's headquarters are located in California. The Company's stock is quoted on the OTC Bulletin Board under the symbol "SRMC.OB."

         Concentrations

              The Company currently maintain substantially all of its day to day operating cash with a major financial institution. At times cash balance may be in excess of the amounts insured by the Federal
              Deposit Insurance Corporation. Cash balances of approximately $900,000 were in excess of such insured amounts at December 31, 2003.

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

              No customer accounted for more than 10% of accounts receivable at December 31, 2003. No customers accounted for more than 10% of sales for either of the years ended December 31, 2003 and 2002.

       Risks and Uncertainties

              The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

       Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the allowance for bad debts on trade receivable, net realization of inventory, realizability of long-lived assets, the provision for warranty returns and estimates for deferred income tax asset valuation.

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

       Property and Equipment

              Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset. Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

       Software Development Costs

              Traditionally, software development costs incurred prior to establishing technological feasibility were included in research and development and expensed as incurred. After technological feasibility was established, software development costs were capitalized and included in other assets. The Company has defined achieving technological feasibility as the establishment of a working model, which typically occurs when the beta testing commences. Capitalized costs were then amortized on a straight-line basis over the estimated product life of two years. For costs incurred after January 1, 2002, the estimated useful life of these costs was decreased from three years to two years or less.

              The Company capitalized $0 for software drivers developed in 2003. All prior capitalized costs of software driver development are now fully amortized and the net book value on software driver development is $0 at December 31, 2003.

       Long-Lived Assets

              In July 2002, the Financial Accounting Statements Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2003. The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to newly initiated commitments to plan, as defined, by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on the financial statements with respect to future disposal decisions, if any. At December 31, 2003, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

       Revenue Recognition

              Revenue related to gas detection devices and environmental controllers is recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured.

              Revenue from the sale of FieldServers is recognized in accordance with Statement of Position (SOP) 97-02, "Software Revenue Recognition", as amended. In accordance with SOP 97-02, the Company recognizes such revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. Additionally, the software should not require significant production, modification or customization; otherwise revenues should be deferred. The Company does not enter into multiple-element arrangements related to the sales of FieldServers.

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

              SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility, and the annual rate of quarterly dividends.
              Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

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

              At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. The company accounts for those plans under the recognition and measurement principles of APB 25, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                           2003          2002
                                                        ---------     ---------

Net loss:
     As reported                                        $(173,603)    $(261,350)
     Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards          $(161,937)    $(140,581)
                                                        ---------     ---------
     Pro forma                                          $(335,540)    $(401,931)
                                                        =========     =========

Basic and diluted net loss per common share:
        As reported                                     $   (0.02)    $   (0.02)
        Pro forma                                       $   (0.03)    $   (0.04)

       Warranty

              The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of December 31, 2003, warranty reserve approximated $40,000, which is recorded under other current liabilities in the accompanying balance sheet.

       Advertising

              The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations. Advertising expenses were approximately $87,000 and $122,000 for the years ended December 31, 2003 and 2002, respectively.

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

       Earnings Per Share

              Under SFAS 128, "Earnings Per Share," basic loss per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the potential common shares had been issued and if the additional common shares were dilutive.

              The following is a reconciliation of the shares used in the computation of basic and diluted loss per share for the years ended December 31, 2003 and 2002, respectively:

                                                         2003            2002
                                                      ----------      ----------

Basic loss per share  -
     weighted-average  number of shares
     of common stock outstanding                      10,971,546      10,971,546

Effect of dilutive stock options                              --              --
                                                      ----------      ----------

Diluted loss per share  -
     dilutive potential common shares                 10,971,546      10,971,546
                                                      ==========      ==========

              For purposes of calculating diluted loss per share, there were no adjustments to net loss.

              The Company reported net losses for the years ended December 31, 2003 and 2002. As a result, options to purchase 1,452,500 and 1,478,500 shares of common stock (see Note 6) have been excluded from the calculation of diluted net loss per share, because those shares would be antidilutive.

       Comprehensive Income (Loss)

              SFAS 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2003 and 2002, the Company had no items of comprehensive income.

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

       Goodwill and Intangible Assets

              SFAS 142, "Goodwill and Other Intangible Assets," which was effective for fiscal years beginning after December 15, 2002, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. The adoption of SFAS 142 did not have a material effect on the Company's financial statements. The Company has no goodwill or intangible assets not subject to amortization.

       Recent Accounting Pronouncements

              In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
              Others." FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN 45. The other requirements of this pronouncement did not materially affect the Company's financial statements.

              In  January  2003,  the  FASB  issued  FIN 46,  "Consolidation  of
              Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors (if any) do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 31, 2004. The December 2003 amendment of FIN 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company is evaluating the effects of FIN 46 (as amended) on its financial statements.

              SFAS 146, "Accounting for Costs Associated with Exit and Disposal Activities" was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002. The Company is complying with SFAS 146 without material impact to its financial statements.

              SFAS 147 relates exclusively to certain financial institutions, and thus does not apply to the Company.

              In April 2003, the FASB issued SFAS 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities und SFAS
              133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's financial statements.

              In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective (except for certain mandatorily redeemable noncontrolling interests) for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS 150 on June 1, 2003. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

              Other recent accounting pronouncements, including those discussed elsewhere in the notes to the financial statements, issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 2 - Inventories

       A summary of inventories as of December 31, 2003 follows:

Raw materials                                                       $   684,498
Work in process                                                         468,825
Finished goods                                                          213,219
Obsolescence Reserve                                                    (73,431)
                                                                    -----------
                                                                    $ 1,293,111
                                                                    ===========

Note 3 - Property and Equipment

       A summary of property and equipment as of December 31, 2003 follows:

Machinery and equipment                                             $   370,499
Furniture, fixtures, and leasehold improvements                         728,828
                                                                    -----------

                                                                      1,099,327
Less accumulated depreciation and amortization                         (917,726)
                                                                    -----------

                                                                    $   181,601
                                                                    ===========

Note 4 - Other Assets

       As of December 31, 2003, other assets consist principally of lease deposits and certain specifically identifiable intangible assets and technology rights. As of December 31, 2003, the remaining balances of such assets were $88,289 net of accumulated amortization of $400,849. Certain fully amortized intangible assets with an original cost of $384,533 were retired during the year-ended December 31, 2003.

       The estimated aggregate amortization expense for the years ending December 31 is:

           2004                   $22,000
           2005                    11,000
           2006                     8,000
           2007                     1,000
                                  -------
                                  $42,000
                                  =======

Note 5 - Notes Receivable From Shareholders

       During 1998, several employees issued notes receivable to the Company to exercise stock options. Such notes bore interest at 6% per annum, required bi-weekly payments of principal and interest, and were fully repaid in 2003. No modifications were made to these loans during the years ended December 31, 2003 or 2002.

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

       The per share weighted-average fair value of stock options granted during 2003 and 2002 was $0.22 and $0.46, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003 and 2002: expected dividend yield of 0.0%; volatility of 150% and 125%, respectively; risk-free interest rate of 1.7% and 3.0%, respectively; and an expected life of 8 years and 8 years, respectively.

       As of December 31, 2003,  there were 328,542  shares  available for grant
       under  the  Company's   1996  Stock  Plan.  A  summary  of  stock  option
       transactions for the two years ended December 31, 2003 follows:

                                                                   Weighted-
                                                                    average
                                                  Range of          exercise
                                 Options           prices            price
                                 -------           ------            -----

Balance as of
     January 1, 2002            1,217,500      $  0.22 - 1.50     $   0.86
Granted                           290,000          .26 - .95          0.50
Canceled                          (29,000)        0.22 - 1.48         0.84
                                ---------

Balance as of
     December 31, 2002          1,478,500         0.22 - 1.50         0.79

Granted                            10,000             0.23            0.23
Canceled                          (36,000)        0.75 - 1.48         0.96
                                ---------

Balance as of
     December 31, 2003          1,452,500         0.22 - 1.50         0.78
                                =========

       The following table summarizes information about the Company's stock options outstanding under the plans as of December 31, 2003:

                                            Options outstanding                                     Options exercisable
                       ---------------------------------------------------------------   -----------------------------------------
                                                 Weighted-
                                                  average              Weighted-                                   Weighted-
                                                 remaining              average                                     average
     Exercise                Number             contractual             exercise               Number               exercise
      prices              outstanding           life (years)             price              exercisable              price
--------------------   -------------------   -------------------   -------------------   -------------------   -------------------
    $0.22 - 0.75              865,000               4.9                 $ 0.39                  720,625             $ 0.41
     0.95 - 1.50              587,500               7.8                   1.37                  320,958               1.37
                       -------------------                                               -------------------

                            1,452,500               6.1                   0.78                1,041,583               0.71
                       ===================                                               ===================

Note 7 - Commitments

       Leases

              The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through 2009. Certain leases require the payment of property taxes, utilities and insurance, and provide options to extend the lease term.

       As of December 31, 2003, future minimum lease payments are as follows:

      Year ending
      December 31,
      ------------

        2004                                   $   328,000
        2005                                       320,000
        2006                                       314,000
        2007                                       314,000
        2008                                       314,000
        Thereafter                                 105,000
                                               -----------
                                               $ 1,695,000
                                               ===========

       Rent expense was approximately $393,000 and $523,000 in 2003 and 2002, respectively.

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

Note 8 - Line-of-Credit

       As of December 31, 2003, the Company had a $500,000 bank line-of-credit, secured by certain assets of the Company, that bears interest at the Bank's prime rate (4.00% at December 31, 2003) plus 0.5%. The line-of-credit expires June 13, 2004. No amounts were outstanding under the line-of-credit as of December 31, 2003. The line-of-credit agreement requires compliance with certain restrictive covenants. At December 31, 2003, the Company was in compliance with all such restrictive financial covenants.

Note 9 - Income Taxes

       The components of income tax expense (benefit) were as follows:

                                                     2003               2002
                                                   ---------          ---------

Current:
     Federal                                       $ (86,512)         $(131,462)
     State                                           (12,264)               800
                                                   ---------          ---------

           Total current                             (98,776)          (130,662)
                                                   ---------          ---------

Deferred:
     Federal                                           8,987            (59,903)
     State                                             4,633             (4,992)
                                                   ---------          ---------

           Total deferred                             13,620            (64,895)
                                                   ---------          ---------

                                                   $ (85,156)         $(195,557)
                                                   =========          =========

       At December 31, 2003, the Company has a Federal tax net operating loss that it has elected to carry back to prior periods. The Company has recorded a receivable approximating $79,000, which is included in income taxes receivable on the accompanying balance sheet. The Company has state tax net operating loss carryforwards approximating $470,000 that begin expiring in 2009.

       The provision (benefit) for income tax differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                                       2003              2002
                                                     ---------        ---------

Computed tax (benefit) expense                       $ (87,978)       $(155,348)
State taxes, net of federal benefit                     (7,903)             528
Tax credits and other                                   10,725          (40,737)
                                                     ---------        ---------

                                                     $ (85,156)       $(195,557)
                                                     =========        =========

       The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2003 are as follows:

Deferred tax assets:
     Accounts receivable, principally due to
        allowance for doubtful accounts                                 $ 15,067
     Inventories, principally due to additional costs
        inventoried for tax purposes                                      88,573
     State tax expense on temporary differences                              272
     Accruals for financial statement purposes
        not currently deductible                                          38,169
     State net operating losses                                            7,310
     Property and equipment, principally due to
        differences in depreciation                                       63,836
     Deferred revenue                                                     22,653
                                                                        --------
              Total deferred tax assets                                 $235,880
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

       In addition, the CEO reviews the following information on revenues by product category:

                                                      2003               2002
                                                   ----------         ----------

Gas detection devices                              $5,032,000         $6,120,000
Environmental controllers                           1,084,000            844,000
FieldServers                                        1,752,000          1,476,000
                                                   ----------         ----------
                                                   $7,868,000         $8,440,000
                                                   ==========         ==========

       The Company sells its products to companies located primarily in the United States. In the years ended December 31, 2003 and 2002, sales to international customers were 10% and 8%, respectively.

Exhibits.

Exhibit Number      Description
--------------      -----------
3.1(1)              Articles of Incorporation of the Registrant.
3.2(2)              Bylaws of the Registrant.
4.1(3)              Specimen Common Stock Certificate of the Registrant.
10.1(1)             1986 Stock Option Plan of  Registrant as amended on December
                    1, 1987.
10.2(4)             1996 Stock Plan of Registrant.
10.3(5)             Assignment of Intellectual Property and Transfer of Rights.
10.4(6)             Assignment of Intellectual Property,  Transfer of Rights and
                    Asset Purchase Agreement.
10.5                Standard  Industrial  Lease  dated  April  4,  2003,  by and between Geomax and the Registrant.
23.1                Consents of Independent Auditors.
31.1                Rule 13a-14(e) Certification of Chief Executive Officer
31.2                Rule 13a-14(e) Certification of Chief Financial Officer
32.1                Section 1350 Certification of Chief Executive Officer
32.2                Section 1350 Certification of Chief Financial Officer

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2003.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 13, 1998.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on May 14, 1999.