Form 10QSB
period 2004-03-31
SIERRA MONITOR CORP /CA/
filed 2004-05-13
CIK 100625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended March 31, 2004
                                          --------------

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


The number of shares of the issuer's common stock outstanding, as of May 12, 2004 was 10,971,546.

Transitional Small Business Disclosure Format:  Yes [ ]; No [X]

                                                                         1 of 16

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                                  Balance Sheet

                                 March 31, 2004

                                   (Unaudited)
                                       Assets

Current assets:
      Cash                                                            $  982,800
      Trade receivables, less allowance for doubtful accounts          1,184,983
          of approximately $35,000
      Inventories, net                                                 1,284,639
      Prepaid expenses                                                    98,931
      Income taxes receivable                                             80,850
      Deferred income taxes                                              272,231
                                                                      ----------
                    Total current assets                               3,904,434

Property and equipment, net                                              164,301
Deferred income taxes                                                     71,147
Other assets                                                              75,919
                                                                      ----------
                    Total assets                                      $4,215,801
                                                                      ==========

                    Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                $  381,340
      Accrued compensation expenses                                      318,260
      Other current liabilities                                          114,196
                                                                      ----------
                    Total current liabilities                            813,796

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.001 par value; 20,000,000 shares authorized;
      10,971,546 shares issued and outstanding                            10,972
      Additional paid-in capital                                       3,151,189
      Retained earnings                                                  239,844
                                                                      ----------
                    Total shareholders' equity                         3,402,005
                                                                      ----------
                    Total liabilities and shareholders' equity        $4,215,801
                                                                      ==========

See accompanying notes to the condensed financial statements.

                                                                         2 of 16

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                                   (Unaudited)


                                                     For the three months ended
                                                   -----------------------------
                                                     March 31,       March 31,
                                                       2004            2003
                                                   ------------    ------------
Net sales                                          $  1,916,525       1,748,814

Cost of goods sold                                      744,625         692,728
                                                   ------------    ------------
                  Gross profit                        1,171,900       1,056,086
                                                   ------------    ------------

Operating expenses
      Research and development                          491,847         366,700
      Selling and marketing                             660,774         626,115
      General and administrative                        286,034         300,358
                                                   ------------    ------------
                                                      1,438,655       1,293,173
                                                   ------------    ------------
                  Loss from operations                 (266,755)       (237,087)

Interest income                                            --               471
                                                   ------------    ------------

               Loss before income taxes                (266,755)       (236,616)

Income tax benefit                                      105,509          94,647
                                                   ------------    ------------
                Net  loss                          $   (161,246)       (141,969)
                                                   ============    ============
Basic and diluted net loss available to common
    shareholders per common share                  $      (0.01)          (0.01)
                                                   ============    ============
Weighted-average number of shares used in
    per share computations:
         Basic and diluted                           10,971,546      10,971,546
                                                   ============    ============

See accompanying notes to the condensed financial statements.

                                                                         3 of 16

                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                                   (Unaudited)

                                                               For the three months ended
                                                               --------------------------
                                                                  March 31,    March 31,
                                                                   2004          2003
                                                               -----------    -----------
Cash flows from operating activities:
       Net loss                                                $  (161,246)   $  (141,969)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
              Depreciation and amortization                         48,972         76,258
              Allowance for doubtful accounts                       (3,200)         3,000
              Deferred income taxes                               (107,498)       (94,647)
              Change in operating assets and liabilities:
                 Trade receivables                                  (3,131)       (71,596)
                 Inventories                                         8,472         18,310
                 Prepaid expenses and other current assets          18,402          8,576
                 Accounts payable                                   36,262         (3,429)
                 Accrued compensation expenses                     112,361         66,262
                 Other current liabilities                          (2,373)        15,057
                                                               -----------    -----------
                  Net cash used in operating activities            (52,979)      (124,178)
                                                               -----------    -----------
Cash flows from investing activities -
       Purchases of property and equipment                         (19,302)        (4,268)
                                                               -----------    -----------
Cash flows from financing activities -
       Repayment of notes receivable                                  --              237
                                                               -----------    -----------
Net decrease in cash                                               (72,281)      (128,209)
Cash - beginning of period                                       1,055,081        739,318
                                                               -----------    -----------
Cash - end of period                                           $   982,800    $   611,109
                                                               ===========    ===========
Supplemental cash flow information:
     Cash paid for income taxes                                $     3,585    $     1,525
                                                               ===========    ===========

See accompanying notes to the condensed financial statements.

                                                                         4 of 16

                           SIERRA MONITOR CORPORATION

                   Notes to the Condensed Financial Statements
                                   (Unaudited)
                                 March 31, 2004

Basis of Presentation
---------------------

     The unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, which was filed with the SEC on March 25, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of March 31, 2004 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Summary of Business
-------------------

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

Accounting Policies
-------------------

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

                                                                         5 of 16
otherwise revenues are deferred. Deferred revenues at March 31, 2004 were not significant.

     b) Recent Accounting Standards

     Recent accounting pronouncements discussed in the notes to the December 31, 2003 and 2002 audited financial statements, filed previously with the Securities and Exchange Commission in form 10-KSB, that were required to be adopted during the year ending December 31, 2004 did not have a significant impact on the Company's financial statements.

     c) Employee Stock-Based Compensation

     At March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock options were granted during the three-month periods ended March 31, 2004 and 2003. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                        For The Three Months
                                                                                          Ended March 31,
                                                                                     2004                 2003
                                                                                  ----------           ----------
Net (loss):
      As reported                                                                 $(161,246)           $(141,969)
         Deduct: Total stock-based employee compensation expense
               determined under fair value based method for all awards
                                                                                  $ (38,000)           $ (46,000)
                                                                                  ----------           ----------
         Pro forma                                                                $(199,246)           $(187,969)
                                                                                  ==========           ==========
Basic and diluted net loss per share:
           As reported                                                               $(0.01)              $(0.01)
           Pro forma                                                                 $(0.02)              $(0.02)

Inventories
-----------

A summary of inventories as of March 31, 2004 follows:

                    Raw Materials                                                             $  680,350
                    Work-in-process                                                              475,105
                    Finished goods                                                               202,615
                    Obsolescence reserve                                                         (73,431)
                                                                                              ----------
                                                                                              $1,284,639
                                                                                              ==========

Net Loss per share
------------------

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

     The Company has reported a net loss for both periods ended March 31, 2004 and 2003. As a result, 860,000 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the three month period ended March 31, 2004 because their inclusion would be antidilutive. At March 31, 2004 and 2003, outstanding options to acquire 592,500

                                                                         6 of 16
and 1,478,500 shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

     The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2004 and 2003, respectively:

                                                                                         2004             2003
                                                                                         ----             ----
Basic EPS - weighted-average number of common shares outstanding                     10,971,546       10,971,546
Effect of dilutive potential common shares - stock options outstanding                        -                -
                                                                                     ----------       ----------
Diluted EPS - weighted-average number of common shares and potential common
    shares outstanding                                                               10,971,546       10,971,546
                                                                                     ==========       ==========

Comprehensive Income
--------------------

     The Company has no  significant  components of other  comprehensive  income
(loss) and, accordingly, comprehensive income is the same as net loss for all periods presented.

Segment Information
-------------------

     The Company operates in one segment, industrial instrumentation. The Company's chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying financial statements.

     In addition, the CEO reviews the following information on revenues by product category for the three months ended March 31:

                                                      2004               2003
                                                   ----------         ----------
Gas detection devices                              $1,184,333         $1,110,994
Environmental controllers                             276,291            205,074
FieldServers                                          455,901            432,746
                                                   ----------         ----------
                                                   $1,916,525         $1,748,814
                                                   ==========         ==========

Line-of-Credit
--------------

     At March 31, 2004, the Company was not in compliance with one covenant under its line-of-credit requiring quarterly profitability. In April 2004, the Company received a waiver for this covenant. No borrowings have been made under this line-of-credit during 2004.

                                                                         7 of 16

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     For the three months ended March 31, 2004, Sierra Monitor Corporation reported net sales of $1,916,525 compared to $1,748,814 for the three months ended March 31, 2003. The results for the first quarter of fiscal 2004 represent a 10% increase from the same period in the prior year.

     Sales of our gas detection systems, which accounted for approximately 60% of total revenue, were 7% higher in the first quarter of 2004 compared to the first quarter of 2003. Sales of our gas sensor transmitters, alarm devices and military products all increased in the first quarter of 2004. Sales of our larger Sentry systems were lower reflecting lower shipments to major projects such as wastewater plant upgrades, compressor plant upgrades and new construction.

     Sales  of  environment  controllers  to  the  telecommunications   industry
increased 35% in the first quarter of 2004 compared to the first quarter of 2003. The increase was primarily the result of sales of controllers for new telephone company installations, reflecting a slight improvement in infrastructure spending by telephone and cable companies compared to the low level of activity in the same period in 2003.

     Sales of FieldServers, our communications bridge, also increased in the first quarter of 2004 compared to the first quarter of 2003. The 5% increase reflects continued expansion of application and utilization of FieldServers in the building automation industry where we offer a building block for interoperability of sensors, actuators and control systems.

     Gross profit for the three-month period ended March 31, 2004 was $1,171,900 compared to $1,056,086 in the same period in the previous year. In the current period, the gross margin was approximately 61% of net sales compared to 60% of net sales in the same period in the previous year. The gross margin in both periods was consistent with our historical margins. The increase in gross profit was due to higher sales in the first quarter of 2004.

     Expenses for research and development, which include new product development and engineering to sustain existing products, were $491,847 or 26% of net sales, for the three-month period ended March 31, 2004, compared with $366,700, or 21% of net sales, in the comparable period in 2003. During the first quarter of 2004, we undertook a project to develop and install a complex control system for improving the energy efficiency of cell site buildings. Two complete systems were installed in operational cell tower sites owned by a major wireless carrier. At the end of the first quarter both test installations were fully functional and under competitive evaluation by the wireless carrier. The

                                                                         8 of 16
increase in engineering expenses in the first quarter of 2004 compared to the first quarter of 2003 is due to the approximate $110,000 cost of development and deployment of the cell site control system. We are also continuing other engineering programs including FieldServer software and new gas detection products.

     Selling and marketing expenses for the three month period ended March 31, 2004 were $660,774 or 34% of net sales, compared to $626,115 or 36% of net sales, in the same period in the prior year. Increases in commission expenses due to the higher sales level and increased expenses for trade shows contributed to the higher sales and marketing expenses in the first quarter of 2004 compared to the first quarter of 2003.

     General and administrative expenses for the first quarter of 2004 were $286,034 or 15% of net sales compared to $300,358 or 17% of net sales in the same period in the prior year. There were no significant changes in administration expenses in the first quarter of 2004 compared to the first quarter of 2003.

     Net loss for the three-month period ended March 31, 2004 was $161,246 or approximately 8% of net sales, compared with net loss of $141,969 or approximately 8% of net sales for the same period in the prior year. The higher net loss in the first quarter of 2004 compared to the first quarter of 2003 is primarily the result of the increased engineering expenses undertaken to develop the new system for improving cell site energy efficiency. On a pro-forma basis, excluding the cell site system development expenses, the net loss for the first quarter of 2004 would be substantially lower than net loss for the same period in 2003.

Liquidity and Capital Resources
-------------------------------

     Working capital, which is comprised, primarily, of cash, accounts receivable and inventories offset by current liabilities, was $3,090,638 at March 31, 2004. During the period ended March 31, 2004, our working capital decreased by $131,576 compared to December 31, 2003. The decrease in working capital was primarily the result of the net loss of $161,246 reduced by $48,972 of depreciation and amortization of fixed assets. Cash on hand, a component of working capital, was $982,800 at March 31, 2004, a decrease of $72,281 compared to December 31, 2003. Other significant working capital component changes include deferred income taxes which increased by $107,498 and accrued compensation expenses liabilities which increased by $112,361 in the same period.

     In the current fiscal year, we have not utilized our $500,000 line of credit with our commercial bank. After the close of the first quarter we obtained a waiver of a line of credit term restricting the allowable loss in the quarter. The waiver of that requirement removed the restriction of our access to those funds.

     Management believes that its present resources, including cash and accounts receivable, are sufficient to fund its anticipated level of operations through at least the next twelve months.

     Certain Factors That May Affect Future Results
     ----------------------------------------------

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

     Our operations are concentrated in a single building in Milpitas, California. Our operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a

                                                                         9 of 16
detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

     Our short-term liquidity is dependent upon our ability to reduce collection cycles, reduce inventories and manage expenses and cash distribution. We must also renew or expand our bank line of credit in June 2004 under terms we expect to be similar to the current terms of the line of credit.

Critical Accounting Policies
----------------------------

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

     We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management's knowledge. Historical losses have been minimal. We believe that we have demonstrated the ability to make reasonable and reliable estimates of allowances for doubtful accounts based on significant historical experience.

     c) Inventories

     Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company uses an Enterprise Requirements Planning ("ERP") software system which provides data upon which

                                                                        10 of 16
management can rely to determine inventory trends and identify excesses. The carrying value of inventory is reduced to market for slow moving and obsolete items based on historical experience and current product demand. We evaluate the carrying value of inventory quarterly. The adequacy of these carrying amounts is dependent upon management's ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

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

                           PART II: OTHER INFORMATION
                           --------------------------

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

               (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

               (3) Incorporated by reference to the Company's Annual Report on Form 10-KSB (File No. 000-07441) filed with the SEC on March 25, 2004.

         (b) Reports on Form 8-K.

             None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SIERRA MONITOR CORPORATION
                                               ---------------------------------
                                               Registrant

Date:        May 12, 2004               By:      /s/ GORDON R. ARNOLD
                                               ---------------------------------
                                               Gordon R. Arnold
                                               President
                                               Chief Financial Officer


                                                                        11 of 16

                                Index to Exhibits

Exhibit
Number     Description
------     -----------

3.1(1)     Articles of Incorporation of the Registrant.

3.2(2)     Bylaws of the Registrant.

4.1(3)     Specimen Common Stock certificate of the Registrant.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification  of  Chief  Executive  Officer  pursuant  to 18  U.S.C.
           Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification  of  Chief  Financial  Officer  pursuant  to 18  U.S.C.
           Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB (File No. 000-07441) filed with the SEC on March 25, 2004.

                                                                        12 of 16