Form 10QSB
period 2004-06-30
SIERRA MONITOR CORP /CA/
filed 2004-08-12
CIK 100625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended June 30, 2004
                                          -------------


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes X ; No
                                                                ---    ---

The number of shares of the issuer's common stock outstanding, as of August 11, 2004 was 10,981,546.

Transitional Small Business Disclosure Format:  Yes   ; No  X
                                                   ---     ---

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                                  Balance Sheet

                                  June 30, 2004

                                   (Unaudited)

                   Assets
                   ------

Current assets:
      Cash                                                            $  963,728
      Trade receivables, less allowance for doubtful accounts          1,276,586
          of approximately $35,000
      Inventories, net                                                 1,406,921
      Prepaid expenses                                                    82,494
      Income taxes receivable                                             80,670
      Deferred income taxes                                              244,962
                                                                      ----------
                    Total current assets                               4,055,361

Property and equipment, net                                              174,221
Deferred income taxes                                                     71,147
Other assets                                                              74,639
                                                                      ----------
                    Total assets                                      $4,375,368
                                                                      ==========

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
      Accounts payable                                                $  504,712
      Accrued compensation expenses                                      314,667
      Other current liabilities                                          109,076
                                                                      ----------
                    Total current liabilities                            928,455

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.001 par value; 20,000,000 shares authorized;
      10,976,546 shares issued and outstanding                            10,977
      Additional paid-in capital                                       3,152,284
      Retained earnings                                                  283,652
                                                                      ----------
                    Total shareholders' equity                         3,446,913
                                                                      ----------
                    Total liabilities and shareholders' equity        $4,375,368
                                                                      ==========

See accompanying notes to the condensed financial statements.

                                                     SIERRA MONITOR CORPORATION

                                                      Statements of Operations

                                                             (Unaudited)

                                                                 Three months ended June 30,            Six months ended June 30,
                                                               ------------------------------       --------------------------------
                                                                   2004               2003               2004               2003
                                                               ------------      ------------       ------------       ------------
Net sales                                                      $  2,291,350      $  2,248,724       $  4,207,875       $  3,997,538
Cost of goods sold                                                  808,429           986,233          1,553,054          1,678,961
                                                               ------------      ------------       ------------       ------------
        Gross profit                                              1,482,921         1,262,491          2,654,821          2,318,577
                                                               ------------      ------------       ------------       ------------
Operating expenses
    Research and development                                        424,714           345,616            916,561            712,316
    Selling and marketing                                           660,444           623,015          1,321,218          1,249,130
    General and administrative                                      326,688           306,990            612,722            607,348
                                                               ------------      ------------       ------------       ------------
                                                                  1,411,846         1,275,621          2,850,501          2,568,794
                                                               ------------      ------------       ------------       ------------
        Income (loss) from operations                                71,075           (13,130)          (195,680)          (250,217)
Interest income                                                        --               1,478               --                1,949
                                                               ------------      ------------       ------------       ------------
        Income (loss) before income taxes                            71,075           (11,652)          (195,680)          (248,268)
Income tax (benefit) provision                                       27,269            (4,661)           (78,240)           (99,308)
                                                               ------------      ------------       ------------       ------------
        Net income (loss)                                      $     43,806      $     (6,991)      $   (117,440)      $   (148,960)
                                                               ============      ============       ============       ============
Basic and diluted net income (loss) available
      to common shareholders per common share                  $       0.00      $      (0.00)      $      (0.01)      $      (0.01)
                                                               ============      ============       ============       ============

Weighted average number of shares used in per
      share computations
                                        Basic:                   10,973,213        10,971,546         10,972,319         10,971,546
                                                               ============      ============       ============       ============
                                      Diluted:                   11,313,398        10,971,546         10,972,319         10,971,546
                                                               ============      ============       ============       ============

See accompanying notes to the condensed financial statements.

                                   SIERRA MONITOR CORPORATION

                                    Statements of Cash Flows

                                           (Unaudited)

                                                                      Six months ended June 30,
                                                                     --------------------------
                                                                         2004           2003
                                                                     -----------    -----------
Cash flows from operating activities:
        Net income (loss)                                            $  (117,440)   $  (148,960)
         Adjustments to reconcile net income (loss) to net
           cash used in operating activities:
           Depreciation and amortization                                  89,527        155,190
           Allowance for doubtful accounts                                (2,497)         3,187
           Deferred income taxes                                         (80,229)       (99,308)
           Changes in operating assets and liabilities:
             Trade receivables                                           (95,437)      (420,358)
             Inventories                                                (113,810)        59,154
             Prepaid expenses and other current assets                    35,019        (16,599)
             Accounts payable                                            159,634         47,760
             Accrued compensation expenses                               108,768        153,739
             Other current liabilities                                    (7,493)        (1,419)
                                                                     -----------    -----------
               Net cash used in operating activities                     (23,958)      (267,614)
                                                                     -----------    -----------
Cash flows from investing activities:
        Capital expenditures                                             (65,955)       (24,215)
        Other assets                                                      (2,500)        (1,169)
                                                                     -----------    -----------
               Net cash used in investing activities                     (68,495)       (25,384)
                                                                     -----------    -----------
Cash flows from financing activities:
        Repayment of notes receivable                                       --              767
        Proceeds from exercise of stock options                            1,100           --
                                                                     -----------    -----------
               Net cash provided by financing activities                   1,100            767
                                                                     -----------    -----------
Net decrease in cash and cash equivalents                                (91,353)      (292,231)
Cash and cash equivalents at beginning of period                       1,055,081        739,318
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $   963,728    $   447,087
Supplemental cash flow information
       Cash paid for income taxes                                    $     1,458    $     2,525
                                                                     ===========    ===========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

          Notes to the Unaudited Interim Condensed Financial Statements

                                  June 30, 2004

Basis of Presentation
---------------------

         The accompanying unaudited interim condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, which was filed March 25, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of Sierra Monitor Corporation for the interim periods have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Summary of Business
-------------------

         Sierra Monitor Corporation (the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial workplaces. In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems used to monitor and control environmental conditions in small, remote structures used for cellular and hard wire telephone equipment. The Company also manufactures a line of products known as communications bridges. These products provide a means for many industrial instruments to communicate with each other even when they have different communication protocols. Communications bridges are sold under the name FieldServer by the FieldServer Technologies Division of the Company.

         Gas monitoring products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, semiconductor industry and other applications which involve the handling or generation of hazardous gases. Environment Controllers, which provide management of environmental conditions in small structures such as local DSL distribution nodes and buildings at cell tower sites ("cell sites"), are sold to telecommunications companies and their suppliers. FieldServers are typically sold to integration companies that service building and plant automation projects.

         The Company's common stock is quoted on the OTC Bulletin Board under the symbol "SRMC.OB".

Accounting Policies
-------------------

         a) Revenue Recognition

         Revenue related to gas detection and monitoring devices is recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; the fee for the arrangement is fixed or determinable; delivery has occurred or services have been rendered; and collectibility is probable. Revenue from government contracts is recognized utilizing the percentage-of-completion method. Contract revenues are recorded as the related costs (including certain general and administrative costs), which contribute to contract performance, are incurred.

         The Company recognizes revenue from the sale of FieldServers in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended. Revenue is recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. Additionally software related to the FieldServers should not require significant production, modification or customization; otherwise revenues should be deferred. Deferred revenues at June 30, 2004 were not significant.

         b) Reclassifications

         Certain amounts presented in the financial statements for the 2003 comparative period have been reclassified to conform to the current period's presentation.

         c) Recent Accounting Standards

         Recent accounting pronouncements discussed in the notes to the December 31, 2003 and 2002 audited financial statements, filed previously with the SEC on Form 10-KSB, that were required to be adopted during the year ending December 31, 2004 did not have a significant impact on the Company's financial statements for the three-month and six-month periods ended June 30, 2004.

         d) Employee Stock-Based Compensation

         At June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.

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


                                                        For The Three Months                 For The Six Months
                                                           Ended June 30,                      Ended June 30,
                                                    ---------------------------         ---------------------------
                                                       2004              2003              2004              2003
                                                    ---------         ---------         ---------         ---------
Net income (loss):
   As reported                                      $  43,806         $  (6,991)        $(117,440)        $(148,960)
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards        $ (43,000)        $ (46,000)        $ (85,000)        $ (92,000)
                                                    ---------         ---------         ---------         ---------
         Pro forma                                  $     806         $ (52,991)        $(202,440)        $(240,960)
                                                    =========         =========         =========         =========
Basic and diluted net income (loss) per share:
         As reported                                $    0.00         $   (0.00)        $   (0.01)        $   (0.01)
         Pro forma                                  $    0.00         $   (0.00)        $   (0.02)        $   (0.02)


Inventories
-----------

A summary of inventories as of June 30, 2004 follows:

           Raw Materials                          $   669,395
           Work-in-process                            602,883
           Finished goods                             208,074
           Obsolescence reserve                       (73,431)
                                                  ------------
                                                  $ 1,406,921
                                                  ============

Net income (loss) per share
---------------------------

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

         The Company reported a net loss for the six month period ended June 30, 2004. As a result, 955,000 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the six month period ended June 30, 2004 because their inclusion would be antidilutive. The Company reported a net loss for both the three and six month periods ended June 30, 2003. As a result, 400,000 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for both the three and six month periods ended June 30, 2003 because their inclusion would be antidilutive. At June 30, 2004, and 2003, outstanding options to acquire 592,500 shares and 1,052,500 shares, respectively, of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

         The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six month periods ended June 30, 2004 and 2003, respectively:


                                                  Three months       Six months     Three months       Six months
                                                      ended             ended           ended             ended
                                                    6/30/2004        6/30/2004        6/30/2003         6/30/2003
                                                 ----------------  --------------- ----------------  ---------------
Basic EPS - weighted-average number of common       10,973,215       10,972,319       10,971,546       10,971,546
    shares outstanding
Effect of dilutive potential common shares -
    stock options outstanding                          340,185              --               --               --
                                                 ----------------  --------------- ----------------  ---------------
Diluted EPS - weighted-average number of
    common shares and potential common shares
    outstanding                                     11,313,398       10,972,319       10,971,546       10,971,546
                                                 ================  =============== ================  ===============

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

         In addition, the CEO reviews the following information on revenues by product category:

                                          Three months ended June 30,        Six months ended June 30,
                                          ----------------------------     ----------------------------
                                              2004           2003             2004             2003
                                          ------------    ------------     ------------    ------------
Gas detection devices                     $ 1,295,285     $ 1,613,386      $ 2,481,030     $ 2,724,082
Environmental controllers                     226,926         239,602          503,788         444,388
FieldServers                                  769,139         395,736        1,233,057         829,068
                                          ------------    ------------     ------------    ------------
                                          $ 2,291,350     $ 2,248,724      $ 4,207,875     $ 3,997,538
                                          ============    ============     ============    ============

Line-of-Credit
--------------

         In June 2004, the Company renewed its $500,000 line of credit with its commercial bank. There are currently no borrowings and there has been no loan activity by the Company during 2004.

Stock Options
-------------

         On May 27, 2004, the Company granted to a director options to acquire 100,000 shares of the Company's common stock at $0.63 per share. Such options were granted under the terms of the 1996 Stock Option Plan, have a 10-year life, and vest as follows: 25% on June 1, 2005, with the balance vesting ratably over the following 36 months. No stock option compensation expense was recorded under APB 25 as the fair value of the Company's common stock was determined to be not more than the strike price on the date of grant.

Subsequent Events
-----------------

         On July 20, 2004 an employee exercised an option to acquire 5,000 shares of the Company's common stock.

         This Form 10-QSB and the accompanying letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words "believe," "expect," "intend," "plan," "project," "will," and similar words and phrases as they relate to the Company also identify forward-looking statements. Such statements reflect the current views and assumptions of the Company and are not guarantees of future performance. These statements are subject to various risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-QSB, including those under the heading "Certain Factors That May Affect Future Results" and those issues described under the heading "Critical Accounting Policies." The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         For the three months ended June 30, 2004, Sierra Monitor Corporation reported net sales of $2,291,350 compared to $2,248,724 for the three months ended June 30, 2003. For the six-month period ended June 30, 2004, net sales were $4,207,875 compared with $3,997,538 in the prior year six-month period. The sales results for the second quarter of fiscal 2004 represent an 2% increase from the same period in the prior year. The results for the first six months of fiscal 2004 represent a 5% increase from the same period in the prior year.

         In the second quarter of 2004 sales of our gas detection systems were $1,295,285 or 10% higher than in the first quarter of 2004 but 20% lower than the same period in 2003. The increase in gas detection revenue compared to the first quarter of 2004 was due, in part, to increases in shipments of our multi-point monitoring systems. The lower gas detection revenue compared to the second quarter in 2003 is partially the result of internal delays in releasing a new gas detection module for which orders were received during the first half of the year. The new module was released for manufacture and shipment after the close of the second quarter of 2004.

         Sales of Environment Controllers to the telecommunications industry in the second quarter of 2004 were $226,926 or 18% lower than in the first quarter of 2004 and were at approximately the same level as the second quarter of 2003. Environment controller sales for the six month year to date period in 2004 were approximately 13% higher than the same period in 2003. Environment Controller sales have increased in the current year as telephone and cable companies have slightly increased the number of installations of new structures.

         In the second quarter of 2004, sales of FieldServers, our communications bridge, were $769,139 or 65% higher than in the first quarter of 2004 and increased of 94% compared to the same period in 2003. FieldServer sales for the six month year to date period in 2004 are approximately 48% higher than the same period in 2004. Sales of FieldServers have increased partially as a result of increased product awareness and utilization by building automation integrators who use the products to increase the number of devices that can communicate with central control systems. In addition, second quarter sales include delivery of a large single order for integration of multiple buildings on a university campus. FieldServer Technologies is continuing to target university and other campuses as significant opportunities for large integration projects.

         Gross profit of $1,482,921 for the three-month period ended June 30, 2004 was 65% of sales compared to $1,262,491, or 56% of sales, in the same period in the previous year. The gross profit for the six-month period ended June 30, 2004 was $2,654,821, or 63% of sales, compared to $2,318,577, or 58% of sales, in the same period in the previous year. The higher gross margin in both periods is the result of higher sales levels and improved gross margins. Gross margin can vary due to the mix of products shipped in a given period and the discounts which may be applied to those shipments. The higher gross margins in both the three and six month periods ended June 30, 2004 are due in part to the higher mix of FieldServer sales. FieldServer sales include software programs known as protocol drivers which have high engineering development costs, but very low cost of sales.

         Expenses for research and development, which include new product development and engineering to sustain existing products, were $424,714, or 19% of sales, for the three-month period ending June 30, 2004 compared to $345,616, or 15% of sales, in the comparable period in 2003. In the six-month periods ending June 30, 2004 and June 30, 2003, research and development expenses were $916,561, or 22% of sales, and $712,316, or 18% of sales, respectively. Research and development expenses during the second quarter of 2004 included costs for expedited design completion, prototype manufacture and testing of a new gas sensor module which was released for manufacture and sale at the end of the quarter. In addition, during the first quarter of 2004, we undertook a project to develop and install a complex control system for improving the energy efficiency of buildings which contain base radio systems at cellular telephone tower locations. Two complete systems were installed in operational cell tower sites owned by a major wireless carrier. Both test installations have been fully functional and under competitive evaluation by the wireless carrier since the end of the first quarter of 2004. The increase in engineering expenses in both the three-month and six-month periods ending June 30, 2004 are, in part, due to the costs of these two projects. We are also continuing other engineering programs including FieldServer software and new gas detection products.

         Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $660,444, or 29% of sales for the three-month period ended June 30, 2004, compared to $623,015 or 28% of sales, in the comparable period in the prior year. For the six-month periods ending June 30, 2004 and June 30, 2003, selling and marketing expenses were $1,321,218, or 31% of sales, and $1,249,130, also 31% of sales, respectively. There is no significant change in selling and marketing expenses as a percentage of sales. The increase in total selling and marketing expense is due to the higher sales levels in the three and six month periods ended June 30, 2004 compared to the same periods in the prior year.

         General and administrative expenses, which consist primarily of salary expenses, building rent and insurance expenses, were $326,688, or 14% of sales, for the three-month period ended June 30, 2004 compared to $306,990, also 14% of sales, in the three-month period ended June 30, 2003. For the six-month periods ending June 30, 2004 and June 30, 2003, general and administrative expenses were $612,722, or 15% of sales, and $607,348, also 15% of sales, respectively. There were no significant changes in general and administrative expenses in the three and six month periods ended June 30, 2004 compared to the same periods in the prior year.

         Our net income for the three-month period ended June 30, 2004 was $43,806 compared to a net loss of $6,991 in the same period of 2003. For the six-month period ended June 30, 2004 our net loss was $117,440 compared to $148,960 in the same period of 2003. The improvement in income in both the three month and six month periods ended June 30, 2004 compared to the same periods in 2003 is the result of the higher sales level and increased gross margin offset by increased engineering expenses.

Liquidity and Capital Resources
-------------------------------

         Working capital, which is comprised, primarily, of cash, accounts receivable and inventories offset by current liabilities, was $3,126,906 at June 30, 2004. Working capital decreased by $95,308 from December 31, 2003 to June 30, 2004. The decrease in working capital was primarily the result of the net loss of $117,440 and capital investments of approximately $68,000 reduced by approximately $90,000 of depreciation and amortization of fixed assets. Cash on hand, a component of working capital, was $963,728 at June 30, 2004, a decrease of $91,353 compared to December 31, 2003.

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

         c) Inventories

         Inventories are stated at the lower of cost or estimated market, cost being determined on the first-in, first-out method. The Company uses an Enterprise Requirements Planning ("ERP") software system which provides data upon which management can rely to determine inventory trends and identify excesses. The carrying value of inventory is reduced to market for slow moving and obsolete items based on historical experience and current product demand. We evaluate the carrying value of inventory quarterly. The adequacy of these carrying amounts is dependent upon management's ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

ITEM 3:  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, Mr. Arnold has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

                           PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 27, 2004.

         1. At the Annual Meeting, the following directors were elected to serve for the ensuing year and until there successors are elected:

                                                         For          Against        Abstain
                                                         ---          -------        -------
                      Gordon R. Arnold                7,409,276          0              0
                      C. Richard Kramlich             7,409,276          0              0
                      Jay T. Last                     7,409,276          0              0
                      Robert C. Marshall              7,409,276          0              0

         2. At the Annual Meeting, Squar, Milner, Reehl & Williamson, LLP was ratified as the Company's independent public accountants for the fiscal year ended December 31, 2004 by the following votes:

                                                         For          Against        Abstain
                                                         ---          -------        -------
                                                      7,409,276          0              0

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

         (b)      Reports on Form 8-K: None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SIERRA MONITOR CORPORATION
                                                     Registrant

Date:  August 11, 2004                      By:      /s/ Gordon R. Arnold
                                                     ---------------------------
                                                     Gordon R. Arnold
                                                     Chief Executive Officer
                                                     Chief Financial Officer

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