Form 10QSB
period 2004-09-30
SIERRA MONITOR CORP /CA/
filed 2004-11-12
CIK 100625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended September 30, 2004
                                          ------------------

                                       or

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the transition period from _____to  _____


                          Commission file number 0-7441

                           SIERRA MONITOR CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          California                                             95-2481914
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                                1991 Tarob Court
                           Milpitas, California 95035
              -----------------------------------------------------
              (Address and zip code of principal executive offices)


                                 (408) 262-6611
                ------------------------------------------------
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

The number of shares of the issuer's common stock outstanding, as of November 10, 2004 was 10,981,546.

Transitional Small Business Disclosure Format:  Yes   ; No X
                                                   ---    ---

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SIERRA MONITOR CORPORATION

                             Condensed Balance Sheet

                               September 30, 2004

                                   (Unaudited)

             Assets
             ------

Current assets:
      Cash                                                            $  790,009
      Trade receivables, less allowance for doubtful accounts          1,490,583
          of approximately $31,000
      Inventories, net                                                 1,399,608
      Prepaid expenses                                                    82,473
      Deferred income taxes                                              238,997
                                                                      ----------
                    Total current assets                               4,001,670

Property and equipment, net                                              192,921
Deferred income taxes                                                     71,147
Other assets                                                              71,537
                                                                      ----------

                    Total assets                                      $4,337,275
                                                                      ==========

              Liabilities and Shareholders' Equity
              ------------------------------------

Current liabilities:
      Accounts payable                                                $  367,144
      Accrued compensation expenses                                      397,924
      Other current liabilities                                          115,167
                                                                      ----------
                    Total current liabilities                            880,235

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.001 par value; 20,000,000 shares authorized;
      10,981,546 shares issued and outstanding                            10,982
      Additional paid-in capital                                       3,153,379
      Retained earnings                                                  292,679
                                                                      ----------
                    Total shareholders' equity                         3,457,040
                                                                      ----------
                    Total liabilities and shareholders' equity        $4,337,275
                                                                      ==========


See accompanying notes to the condensed financial statements.


                                                     SIERRA MONITOR CORPORATION

                                                 Condensed Statements of Operations

                                                             (Unaudited)

                                                                     Three months ended                    Nine months ended
                                                                         September 30,                       September 30,
                                                               ------------------------------       --------------------------------
                                                                    2004              2003               2004               2003
                                                               ------------      ------------       ------------       ------------
Net sales                                                      $  2,336,103      $  2,038,312       $  6,543,978       $  6,035,851
Cost of goods sold                                                  926,298           750,899          2,479,352          2,429,860
                                                               ------------      ------------       ------------       ------------
       Gross profit                                               1,409,805         1,287,413          4,064,626          3,605,991
                                                               ------------      ------------       ------------       ------------
Operating expenses
    Research and development                                        410,420           410,146          1,326,982          1,122,463
    Selling and marketing                                           675,526           572,300          1,996,744          1,821,430
    General and administrative                                      308,866           267,768            921,588            875,116
                                                               ------------      ------------       ------------       ------------
                                                                  1,394,812         1,250,214          4,245,314          3,819,009
                                                               ------------      ------------       ------------       ------------
        Income (loss) from operations                                14,992            37,199           (180,688)          (213,018)
Interest income                                                           0                 3                  0              1,952
                                                               ------------      ------------       ------------       ------------
        Income (loss) before income taxes                            14,992            37,202           (180,688)          (211,066)
Income tax (benefit) provision                                        5,965            (4,278)           (72,276)          (103,586)
                                                               ------------      ------------       ------------       ------------
        Net income (loss)                                      $      9,027      $     41,480       $   (108,412)      $   (107,480)
                                                               ============      ============       ============       ============
Basic and diluted net income (loss) available
      to common shareholders per common share                  $       0.00      $       0.00       $      (0.01)      $      (0.01)
                                                               ============      ============       ============       ============

Weighted average number of shares used in per
      share computations
                                        Basic:                   10,981,546        10,971,546         10,974,879         10,971,546
                                                               ============      ============       ============       ============
                                      Diluted:                   11,312,340        11,326,479         10,974,879         10,971,546
                                                               ============      ============       ============       ============

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

                       Condensed Statements of Cash Flows

                                   (Unaudited)


                                                                         Nine moths ended
                                                                           September 30,
                                                                       2004           2003
                                                                    -----------    -----------
Cash flows from operating activities:
        Net loss                                                    $  (108,412)   $  (107,480)
         Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
           Depreciation and amortization                                127,435        227,352
           Allowance for doubtful accounts                               (6,373)       (16,160)
           Deferred income taxes                                        (74,264)       (83,616)
           Changes in operating assets and liabilities:
             Trade receivables                                         (305,558)        39,880
             Inventories                                               (106,497)        84,022
             Prepaid expenses and other current assets                  115,710         85,095
             Accounts payable                                            22,067        (70,007)
             Accrued compensation expenses                              192,025        116,959
             Other current liabilities                                   (1,402)        (1,893)
                                                                    -----------    -----------
               Net cash provided by (used in) operating
                 activities                                            (145,269)       274,152
                                                                    -----------    -----------
Cash flows from investing activities:
        Capital expenditures                                           (118,803)       (80,209)
        Other assets                                                     (3,200)        (1,169)
                                                                    -----------    -----------
               Net cash used in investing activities                   (122,003)       (81,378)
                                                                    -----------    -----------
Cash flows from financing activities:
        Repayment of notes receivable                                      --            1,329
        Proceeds from exercise of stock options                           2,200           --
                                                                    -----------    -----------
               Net cash provided by financing activities                  2,200          1,329
                                                                    -----------    -----------
Net increase (decrease) in cash                                        (265,072)       194,103
Cash at beginning of period                                           1,055,081        739,318
                                                                    -----------    -----------
Cash at end of period                                               $   790,009    $   933,421
                                                                    ===========    ===========
Supplemental cash flow information
       Cash paid for income taxes                                   $     1,458    $       628
                                                                    ===========    ===========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION

          Notes to the Unaudited Interim Condensed Financial Statements

                               September 30, 2004

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

     Gas monitoring products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, semiconductor industry, and other applications which involve the handling or generation of hazardous gases. Environment Controllers, which provide management of environmental conditions in small structures such as local DSL distribution nodes and buildings at cell tower sites ("cell sites"), are sold to telecommunications companies and their suppliers. FieldServers are typically sold to integration companies that service building and plant automation projects.

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

     The Company recognizes revenue from the sale of FieldServers in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended. Revenue is recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. Additionally software related to the FieldServers should not require significant production, modification or customization; otherwise revenues should be deferred. Deferred revenues at September 30, 2004 were not significant.

     b) Reclassifications

     Certain amounts presented in the financial statements for the 2003 comparative period have been reclassified to conform to the current period's presentation.

     c) Recent Accounting Standards

     Recent accounting pronouncements discussed in the notes to the December 31, 2003 and 2002 audited financial statements, filed previously with the SEC on Form 10-KSB, that were required to be adopted during the year ending December 31, 2004 did not have a significant impact on the Company's financial statements for the three-month and nine-month periods ended September 30, 2004.

     d) Employee Stock-Based Compensation

     At September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.

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

                                                                          For The Three Months              For The Nine Months
                                                                           Ended September 30,               Ended September 30,
                                                                       --------------------------        ---------------------------
                                                                         2004             2003             2004             2003
                                                                       ---------        ---------        ---------        ---------
Net income (loss):
   As reported                                                         $   9,027        $  41,480        $(108,412)       $(107,480)
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards                           $ (41,000)       $ (46,000)       $ (82,000)       $(138,000)
                                                                       ---------        ---------        ---------        ---------
         Pro forma                                                     $ (31,973)       $  (4,520)       $(190,412)       $(245,480)
                                                                       =========        =========        =========        =========

Basic and diluted net income (loss) per share:
         As reported                                                   $    0.00        $    0.00        $   (0.01)       $   (0.01)
         Pro forma                                                     $   (0.00)       $   (0.00)       $   (0.02)       $   (0.02)


Inventories
-----------

A summary of inventories as of September 30, 2004 follows:

              Raw Materials                        $   650,217
              Work-in-process                          633,226
              Finished goods                           189,596
              Obsolescence reserve                     (73,431)
                                                   -----------
                                                   $ 1,399,608
                                                   ===========

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

     The Company reported a net loss for both the nine-month periods ended September 30, 2004 and 2003. As a result, 835,000 shares and 605,000 shares, respectively, of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the nine-month periods ended September 30, 2004 and 2003 because their inclusion would be antidilutive. At September 30, 2004 and 2003, outstanding options to acquire 672,000 shares and 847,500 shares, respectively, of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

     The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2004 and 2003, respectively:

                                                                    Three months     Nine months      Three months       Nine months
                                                                       ended            ended             ended              ended
                                                                    9/30/2004         9/30/2004         9/30/2003         9/30/2003
                                                                    ----------        ----------        ----------        ----------
Basic EPS - weighted-average number of common                       10,981,546        10,974,879        10,971,546        10,971,546
    shares outstanding
Effect of dilutive potential common shares -
    stock options outstanding                                          330,794              --             354,933              --
                                                                    ----------        ----------        ----------        ----------
Diluted EPS - weighted-average number of
    common shares and potential common shares outstanding           11,312,340        10,974,879        11,326,479        10,971,546
                                                                    ==========        ==========        ==========        ==========

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

     In addition, the CEO reviews the following information on revenues by product category:

                                                   Three months ended                        Nine months ended
                                                       September 30,                           September 30,
                                          ------------------------------------     ------------------------------------
                                               2004                2003                  2004                2003
                                          ----------------    ----------------     ----------------    ----------------
Gas detection devices                     $     1,352,207     $     1,204,008      $     3,832,996     $     3,929,636
Environment Controllers                           315,862             334,117              819,846             777,679
FieldServers                                      668,034             500,187            1,891,136           1,328,536
                                          ----------------    ----------------     ----------------    ----------------
                                          $     2,336,103     $     2,038,313      $     6,543,978     $     6,035,851
                                          ================    ================     ================    ================

Line-of-Credit
--------------

     In June 2004, the Company renewed its $500,000 line of credit with its commercial bank. There are currently no borrowings and there has been no loan activity by the Company during 2004.

Stock Options
-------------

     On July 20, 2004 an employee exercised an option to acquire 5,000 shares of the Company's common stock at $0.22 per share. Additionally, options to acquire 15,000 shares of the Company's common stock were forfeited in connection with an employee's termination.

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

Reclassifications
-----------------

     Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Sierra Monitor Corporation reported net sales of $2,336,103 for the three months ended September 30, 2004, compared to $2,038,312 for the three months ended September 30, 2003. Net sales were $6,543,978 for the nine-month period ended September 30, 2004, compared with $6,035,851 in the prior year nine-month period. The sales results for the third quarter of fiscal 2004 represent a 15% increase from the same period in the prior year. The results for the first nine months of fiscal 2004 represent an 8% increase from the same period in the prior year.

     In the third quarter of 2004 sales of our gas detection systems were $1,352,207 or 12% higher than in the third quarter of 2003. Gas detection sales for the nine month year to date period were 2.5% lower that the year to date period on 2003. The increased sales in the third quarter were, in part, due to the release of a new product which had been delayed in the second quarter of 2004. The delay had suppressed sales of fixed gas monitoring systems in the second quarter of 2004.

     Sales of Environment Controllers to the telecommunications industry in the third quarter of 2004 were $315,862 or 5% lower than in the third quarter of 2003 but were approximately 39% higher than the second quarter of 2004. Sales of Environment Controllers for the nine-month year to date period in 2004 were approximately 5% higher than the same period in 2003. As a result of the generally flat sales environment for infrastructure spending by land based carriers we are continuing an initiative to focus our Environment Controller products and our sales efforts toward wireless company applications in line with the trends of the industry.

     In the third quarter of 2004, sales of FieldServers, our communications bridge, were $668,034 or 34% higher than in the third quarter of 2003. FieldServer sales for the nine-month year to date period in 2004 are approximately 42% higher than the same period in 2003. Sales of FieldServers have increased partially as a result of increased product awareness and utilization by building automation integrators who use the products to increase the number of devices that can communicate with central control systems. In addition, second and third quarter sales included delivery of two large orders for integration of multiple buildings on a university campus. Our FieldServer unit is continuing to target university and other campuses as significant opportunities for large integration projects.

     Gross profit of $1,409,805 for the three-month period ended September 30, 2004 was 60% of sales compared to $1,287,413, or 63% of sales, in the same period in the previous year. The gross profit for the nine-month period ended September 30, 2004 was $4,064,626, or 62% of sales, compared to $3,605,991, or 60% of sales, in the same period in the previous year. The lower gross profit in the third quarter of 2004, compared to the same period in 2003 was due, in part, to higher labor and materials expenses relating to the initial manufacturing of a new sensor module released early in the third quarter. We anticipate that the higher expenses for the new product are temporary and that the gross margin for the nine-month period in 2004 is a better indicator of the normal margins for the current product mix.

     Expenses for research and development, which include new product development and engineering to sustain existing products, were $410,420, or 18% of sales, for the three-month period ending September 30, 2004 compared to $410,146, or 20% of sales, in the comparable period in 2003. In the nine-month periods ending September 30, 2004 and September 30, 2003, research and development expenses were $1,326,982, or 20% of sales, and $1,122,463, or 19% of sales, respectively. The current rate of research and development expense is consistent with our plans to continue to release new products in each of our three product groups. During the third quarter of 2004 we released a new gas detection product, a new FieldServer product and a series of hybrid electronics modules which will be marketed under the product name "ProtoCessor". ProtoCessors allow original electronic control equipment manufacturers to design FieldServer capabilities into their products.

     Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $675,526, or 29% of sales for the three-month period ended September 30, 2004, compared to $572,300 or 28% of sales, in the comparable period in the prior year. For the nine-month periods ending September 30, 2004 and September 30, 2003, selling and marketing expenses were $1,996,744, or 31% of sales, and $1,821,430, or 30% of sales, respectively. There is no significant change in selling and marketing expenses as a percentage of sales. The increase in total selling and marketing expense is due to the higher sales levels in the three and nine month periods ended September 30, 2004 compared to the same periods in the prior year.

     General and administrative expenses, which consist primarily of salary expenses, building rent and insurance expenses, were $308,866, or 13% of sales, for the three-month period ended September 30, 2004 compared to $267,768, also 13% of sales, in the three-month period ended September 30, 2003. For the nine-month periods ending September 30, 2004 and September 30, 2003, general and administrative expenses were $921,588, or 14% of sales, and $875,116, or 15% of sales, respectively. Our higher general and administrative expenses in both the three and nine month periods ended September 30, 2004 compared to the same periods of 2003 are due higher personnel expenses combined with higher expenses for professional services.

     Our net income for the three-month period ended September 30, 2004 was $9,027 compared to a net income of $41,480 in the same period of 2003. The lower income in the third quarter of 2004 compared to the third quarter of 2003 is due, primarily, to the lower gross margins combined with higher research and development expenses and higher general and administrative expenses. For the nine-month period ended September 30, 2004 our operating loss was $180,688 compared to an operating loss of $213,018 in the same period in 2003. As a result of changes in the tax benefit our net loss in the nine month periods ended September 30, 2004 and 2003 were $108,412 and $107,480 respectively.

Liquidity and Capital Resources
-------------------------------

     Working capital, which is comprised, primarily, of cash, accounts receivable and inventories offset by current liabilities, was $3,121,435 at September 30, 2004. Working capital decreased by $100,778 from December 31, 2003 to September 30, 2004. The decrease in working capital was primarily the result of the net loss of $108,412 and capital investments of approximately $120,000 reduced by approximately $127,000 of depreciation and amortization of fixed assets. Cash on hand, a component of working capital, was $790,009 at September 30, 2004, a decrease of $265,072 compared to December 31, 2003. The decrease in cash on hand is, primarily, due to an increase in accounts receivable consistent with the higher sales level in the third quarter of 2004.

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

     b) Accounts Receivable and Related Allowances

     Our  domestic  sales are  generally  made on an open  account  basis unless specific experience or knowledge of the customer's potential inability or unwillingness to meet the payment terms dictate secured payments. Our international sales are generally made based on secured payments including cash wire advance payments and letters of credit. International sales are made on open account terms where sufficient historical experience justifies the credit risks involved. In many of our larger sales, the customers are frequently construction contractors who are in need of our field services to complete their work and obtain payment. Management's ability to manage the credit terms and take advantage of the leverage of the need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

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

ITEM 3:  CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

         None

Item 6.  Exhibits

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

                                             SIERRA MONITOR CORPORATION
                                             Registrant


Date:  November 12, 2004                By:  /s/ Gordon R. Arnold
                                             -----------------------------------
                                             Gordon R. Arnold
                                             Chief Executive Officer
                                             Chief Financial Officer

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