Form 10KSB
period 2004-12-31
SIERRA MONITOR CORP /CA/
filed 2005-03-30
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB


(Mark One)

   [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2004.

   [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ______________

         Commission file number 0-7441

      --------------------------------------------------------------------

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

      --------------------------------------------------------------------

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                                (Title of class)

      --------------------------------------------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
     -------       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2004 were $9,125,536. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 2005 was approximately $3,764,120 based upon the last reported sale price of $0.95 per share on the Over The Counter Bulletin Board, which occurred on March 24, 2005. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 25, 2005 was 10,981,546.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the Registrant's Information Statement for the Annual Shareholders' Meeting to be held on May 26, 2005.

Transitional Small Business Disclosure Format Yes      ; No    X
                                                  -----     ------

                                                             FORM 10-KSB

                                                     SIERRA MONITOR CORPORATION

                                                          TABLE OF CONTENTS

PART I.

Item 1.           Description of Business.............................................................................          1

Item 2.           Description of Property.............................................................................          4

Item 3.           Legal Proceedings...................................................................................          5

Item 4.           Submission of Matters to a Vote of Security Holders.................................................          5


PART II.

Item 5.           Market for Common Equity and Related Stockholder Matters ...........................................          6

Item 6.           Management's Discussion and Analysis or Plan of Operations..........................................          8

Item 7.           Financial Statements................................................................................         11

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..............................................................         11

Item 8a.          Controls and Procedures ............................................................................         11

Item 8b.          Other Information...................................................................................         11


PART III.

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...................................................         12

Item 10.          Executive Compensation..............................................................................         14

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters ....................................................................         14

Item 12.          Certain Relationships and Related Transactions......................................................         14

Item 13.          Exhibits ...........................................................................................         14

Item 14           Principal Accountant Fees and Services..............................................................         15


PART IV.

Part IV.          Financial Statements ...............................................................................        F-1

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

      The Company continues to design, manufacture and market products which detect combustible and toxic gases for the protection of personnel and facilities. Gases which create a hazard to people and facilities can result from the manufacturing process or occur naturally in a wide variety of locations in the workplace, commercial areas and homes. The motivation for installation of gas detection devices is driven by industrial safety professionals guided by the United States Occupational Safety and Health Administration ("OSHA"), state and local governing bodies, insurance companies and various industry rule making bodies. Gas detection is also a matter of interest to the Department of Homeland Security due to its potential to assist in identification of hazards to citizens.

      Gas monitoring instruments are usually categorized as fixed or portable applications. Fixed applications are permanently installed in a fixed location. Portable applications are those where a user carries or wears a gas monitor. Most manufacturers tend to specialize in only one of these categories because both manufacturing methods and channels of distribution are different. The Company participates primarily in the fixed installation market which characteristically requires higher levels of technical capability to develop and sell the products.

      The Company markets gas detection products under the concept of "Gas Risk Management." Gas Risk Management products utilize features such as recorded event information, graphical displays on central computers, and web server displays to allow users to identify hazards and problems before they evolve into incidents which, at a minimum, could cause production delays and may force evacuation of personnel and potentially even damage and injury. By utilizing the Company's FieldServer devices described below, detection data can be presented on computers through a web server function for viewing over the Internet or by localized web browsers. In the three calendar years 2004, 2003 and 2002, revenue from gas detection products was approximately 59%, 64%, and 73% of the Company's sales respectively.

      In addition to gas detection devices, the Company supplies products to the telecommunications industry with microprocessor-based controllers which are used to manage other environmental and security conditions in remote structures such as DSL distribution nodes, fiber optic booster stations and cell-tower site buildings. Environment controllers integrate various functions which would otherwise require discrete controls and alarm handling. The demand for environment controllers is driven, primarily, by new construction of infrastructure for the telephone, wireless and cable industries. The level of demand for new construction of telecommunications infrastructure decreased in 2002 and remained at depressed levels during 2003 and 2004 as a result of reduced spending by the telecommunications industry. In 2004, revenue from products sold to the telecommunications industry was approximately 13% of the Company's sales compared with 14% in 2003 and 10% in 2002.

      The Company also manufactures industrial communications bridges. Many industrial instruments, such as gas detection systems, programmable logic controllers, various analytical systems, and building automation systems, communicate in disparate, non-standard, protocols. The Company's communications bridges provide a means for transferring data between these devices using non-standard protocols bridged by a sophisticated data exchange software program. Data can be transmitted to other industrial applications over various wiring platforms including Ethernet. FieldServer Technologies, a wholly owned division of the Company, markets communication bridges under the product name "FieldServer." FieldServer sales are directed to the building automation and process automation industries. In 2004, the Company also introduced a line of original equipment manufacturer (OEM) modules which allow FieldServer Technologies to be embedded into instruments manufactured by other companies. In 2004, revenue from FieldServer products was approximately 28% of the Company's sales compared to approximately 22% in 2003 and 17% in 2002.

      The Company maintains research and development programs to enhance existing products and to develop new products. The Company's research and development expenses, which include costs for sustaining engineering, were $1,810,929 or 20% of sales, in 2004 compared to $1,493,496, or 19% of sales, in
2003 and $1,519,760, or 18% of sales, in 2002.

      The Company's products are sold through a network of independent sales representatives supervised by regional managers. There are currently 24 authorized representative companies with a total of 29 sales offices in the United States. The majority of the Company's representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products. The Company's internal sales organization includes a Sales Vice President, six Regional Sales Managers, four Business Unit Managers, an outside salesperson and various inside support personnel. In addition to its primary factory and office facility in California and a technical support office located in Florida, the Company maintains separate regional sales offices in California, Illinois, Massachusetts, New Jersey, Pennsylvania and Texas.

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

      At December 31, 2004, the Company had 47 employees, of whom 9 were in research and development; 18 were in marketing, sales and service; 4 were in general administration; and 16 were in operations and manufacturing. At that date, 37 of the Company's employees were located in Milpitas, California, and the remaining employees were located in regional sales and technical support offices. All of the Company's employees are full-time. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

      The demand for monitoring devices and other products manufactured by the Company is typically not seasonal and during 2004 and 2003 there were no customers to whom sales exceeded 10% of the Company's net sales. Factors within specific industries such as telecommunications, building automation or petro-chemical processing could affect the Company's sales within that particular industry. The factors may include, but are not limited to, a general economic downturn, labor problems, rapid shifts in technology or introduction of competing products at lower prices.

      The commercial order backlog for the Company's products at December 31, 2004 was approximately $1,700,000 compared with approximately $800,000 at December 31, 2003. The backlog includes orders for which the Company has not yet received engineering release from the customer. Since the Company generally ships many of its products within the same quarter that it receives a purchase order and engineering release from the customer for such products, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales. The backlog at December 31, 2004 includes a single order for a project funded by the U.S. Department of Homeland Security, for approximately $600,000. We anticipate that the order will ship in the second quarter of 2005.

      The Company's sales team includes a Regional Sales Manager with responsibility for sales development in Latin America. The Regional Sales Manager, based in Dallas, Texas, has responsibility for all direct sales and development of sales channels in the region. In addition, the Company has various agreements with representatives in foreign countries to promote the Company's products but no other formal international marketing program exists. In each of the two years ended December 31, 2004 and 2003, sales to international customers were 12% and 10%, respectively. The Company has no assets in any foreign countries.

      The markets in which the Company participates are highly competitive and generally price sensitive. Most of the Company's competitors have far greater financial, marketing and manufacturing resources than the Company by virtue of their relationships with larger companies as divisions or subsidiaries. The principal competitive factors in the industry are reliability, ease of use, product support, and price. The Company's gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Safety Inc., General Monitors Inc., Mine Safety Appliance Company, Zellweger Ltd., and
Sensidyne Inc. The Company's other products tend to compete with alternate methods and technologies rather than direct equivalent products manufactured by other companies. For example, telephone companies may use discrete temperature, lighting and pump controls as an alternative to integrated control systems. Likewise, potential users of FieldServers may choose to write software programs as an alternative to using our packaged solution.

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

      Selected Financial Data.

      The following table sets forth the selected financial data for each of the last five fiscal periods ended December 31, 2004 through 2000

                                                                                       Years Ended December 31,
                                                              ----------------------------------------------------------------------
                                                                  2004           2003           2002           2001          2000
                                                              -----------    -----------    -----------    -----------   -----------
Net sales                                                     $ 9,125,536    $ 7,868,199    $ 8,440,518    $ 9,953,011   $ 9,442,809
Net income (loss)                                             $  (185,620)   $  (173,603)   $  (261,350)   $   381,018   $   669,465
Net income (loss) per share - basic
and diluted                                                   $     (0.02)   $     (0.02)   $     (0.02)   $      0.03   $      0.06
Total assets                                                  $ 4,448,318    $ 4,230,797    $ 4,461,849    $ 4,971,370   $ 4,812,312

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

Item 2.       Description of Property.

      The Company's principal executive, administrative, manufacturing and engineering operations are located in a 15,000 square foot leased facility in Milpitas, California. This facility is occupied under a lease expiring March 31, 2009. Management considers that the current facilities are adequate for the present level of operations, are adequately covered by insurance and that additional office and factory space is available in the immediate vicinity. The

Company also leases a warehouse in Milpitas, California, a small technical support office in Fort Myers, Florida and sales offices near Los Angeles, California; Chicago, Illinois; Boston, Massachusetts; Newark, New Jersey; Pittsburgh, Pennsylvania; Dallas, Texas and Houston, Texas.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II


Item 5.       Market for Common Equity and Related Stockholder Matters

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

      Common Stock Prices                              High          Low
      -------------------                              ----          ---
      Quarter ended December 31, 2004              $   1.01      $   0.52
      Quarter ended September 30, 2004                 0.63          0.63
      Quarter ended June 30, 2004                      0.80          0.45
      Quarter ended March 31, 2004                     0.75          0.45

      Quarter ended December 31, 2003              $   1.01      $   0.40
      Quarter ended September 30, 2003                 1.15          0.20
      Quarter ended June 30, 2003                      0.45          0.10
      Quarter ended March 31, 2003                     0.25          0.15

      These prices represent  quotations  among dealers without  adjustments for
retail  markups,  markdowns  or  commissions,   and  may  not  represent  actual
transactions.

      (b) As of March 25, 2005 there were approximately 238 holders of record of the Company's common stock and the closing price of the Company's common stock was $0.95. This figure does not include beneficial holders or common stock held in street name, as we cannot accurately estimate the number of these beneficial holders.

      (c) The Company has never paid cash dividends on its common stock. The Company presently intends to retain any future earnings to finance operations and the further development of the Company's business and does not presently intend to disperse any cash dividends in the foreseeable future.

      (d) Penny Stock

       Unless and until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company's common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's common stock. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse and certain entities with assets in excess of pre-determined amounts. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

       (e)  Recent Sales of Unregistered Securities

      In July 2004, the Company issued a warrant to purchase 110,000 shares of common stock to a consultant providing services to the Company. The issuance of the warrant did not involve any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes the issuance was exempt from the registration requirements of the Securities Act in reliance on
Section 4(2) thereof. The consultant that was issued the warrant represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The Company believes the consultant either received adequate information about the Company or had access, through its relationships with the Company, to such information.

      With respect to the other information required by this item, the section entitled "Equity Compensation Plan Information" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 26, 2005 and to be filed with the SEC within 120 days of December 31, 2004 is incorporated by reference herein.

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

                                          (a)                           (c) (b)
---------------------------- ------------------------------ ---------------------------- ----------------------------------
Equity compensation plans
approved by security                      1,556,500                        $0.76                         204,542
holders
---------------------------- ------------------------------ ---------------------------- ----------------------------------

Equity compensation plans
not approved by security                    110,000                        $0.65                               -
holders
---------------------------- ------------------------------ ---------------------------- ----------------------------------

Total                                     1,666,500                        $0.75                         204,542
---------------------------- ------------------------------ ---------------------------- ----------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Fiscal 2004 vs. Fiscal 2003

      For the year ended December 31, 2004, our net sales were $9,125,536 compared to net sales of $7,868,199 in the prior year ended December 31, 2003. Loss before income taxes was $287,976 in 2004 compared to loss before income taxes of $258,759 in 2003. Net loss in 2004 was $185,620, or $0.02 per share, compared to net loss of $173,603, or $0.02 per share, in 2003.

      Our revenue increased approximately 16% in 2004 compared with the prior year. Revenues increased in each of the product groups in 2004 compared to 2003.

      Although sales of large systems based on our Sentry product line were slightly lower in 2004 than in 2003, overall gas detection sales increased approximately 7% in 2004 compared to the prior year. Deliveries of Sentry based systems were impacted by slower release of projects by various process plants, municipal facilities and private construction projects. Sales of all other gas detection products, including sales of products to the military, were slightly higher than the prior year.

      Sales of environment controller products, which are used by telecommunication companies, increased approximately 7% in the year ended December 31, 2004 compared to the prior year. Due to the relatively low level of sales to the telecommunications industry in the previous two years, we believe that the current level of sales continues to indicate a lack of infrastructure investment by the major telephone companies.

      Sales of communications bridges, which are marketed under the brand name FieldServer Technologies, increased approximately 46% in 2004 compared to 2003. The growth in sales of FieldServer products is due, in part, to continued acceptance of our products by several key building automation companies combined with sales of two large projects for building automation integration of university campus'.

      Gross profit as a percent of sales was 61% in 2004, compared to gross profit of 60% in the prior year. Gross margins, which vary by product mix and channel of distribution, were impacted favorably by the release of our new infrared combustible gas monitor which replaces a higher cost purchased device.

      Research and development expenses, which include new product development and support for existing products, were $1,810,929 or 20% of net sales, in the year ended December 31, 2004 compared to $1,493,496 or 19% of net sales, in the year ended December 31, 2003. During 2004 we completed development of an infrared sensor based combustible gas monitor. The new sensor module is the first of a planned series of product releases under the product name Sentry-IT. The suffix Information Technology signifies our emphasis on providing our customer with useful gas risk management data. We also completed initial engineering and introduced a line of OEM modules marketed under the brand name ProtoCessor which provide a platform for additional sales of FieldServer software and protocol drivers. Both the infrared gas monitor and the ProtoCessor product group were released for sale and were generating revenue by the end of 2004. In addition to these projects, and general support engineering, we undertook a year long product development to introduce a new environment control system for wireless telephone carriers' cell site buildings. The system which is trademarked "Intelesite" may be used by any wireless carrier, was developed in response to inquiries by one of the major national carriers. At the end of 2004 product qualification was underway. Approximately $300,000 of engineering and support expense are attributable to the development and proto-type deployment of Intelesite.

      Selling and marketing expenses were $2,769,870 or 30% of net sales, in 2004, compared to $2,353,011 also 30% of net sales, in the prior year. Our selling expenses increased due to addition of two sales professionals and due to generally higher salary and commission expenses. In the previous two years all salaries had been frozen at ninety percent of normal levels. Salaries were restored to their original levels during 2004. Marketing expenses for advertising and tradeshows were also higher as we increased the number of tradeshows, generally for FieldServer products.

      General and administrative expenses which include salaries and benefits, professional fees, and product and general liability insurance were $1,259,442 or 14% of net sales, in 2004, compared to $1,143,602 or 15% of net sales, in 2003. There were no significant changes in general and administrative expenses and the increase is due, primarily, to the return of wages and salaries to their normal level.

      As a result of the loss from operations, a tax benefit of $102,356 was recovered in 2004, compared to a tax benefit of $85,156 in 2003.

Liquidity and Capital Resources.

      The Company's working capital at December 31, 2004 was $2,989,704 compared to the working capital of $3,222,214 at December 31, 2003. There were no significant equity or long term transactions in 2004.

      Inventory on hand at December 31, 2004 was $1,350,738 an increase of $57,627 compared to the end of the prior year. Shipments of products were approximately 40% higher in the fourth quarter of 2004 compared to the fourth quarter of 2003. The increase in inventory at December 31, 2004 compared to the end of 2003 is consistent with the higher level of sales in the final period.

      We had no long term liabilities and no bank borrowings at December 31, 2004.

      We maintain a $500,000 line of credit, secured by certain assets of the Company, with our commercial bank. At December 31, 2004 there were no outstanding borrowings against the line of credit. The line of credit requires annual renewal and compliance with certain restrictive covenants including the requirement to maintain a quick ratio of 1.5:1.0 and a profitability test. The Company was not in compliance with one financial covenant at December 31, 2004. The Company obtained a waiver for such covenant subsequent to year-end. However, there can be no assurance that this line of credit will be available to us in the future.

      At December 31, 2004, our balance sheet reflected $788,688 of cash and $1,524,583 of net accounts receivable. At December 31, 2003 our total cash on hand was $1,055,081 and our net accounts receivable was $1,178,652.

      The Company's management believes that its present resources, including cash and accounts receivable, are sufficient to fund its anticipated level of operations through at least January 1, 2006. There are no plans for significant capital equipment expenditures.

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

      Revenue Recognition

      Our net sales consist of revenue from sales of products net of trade discounts and allowances. We generally obtain purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. We recognize revenue from the sale of FieldServers in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. The Company does not enter into multiple-element arrangements related to the sales of FieldServers. Management's ability to determine that such conditions have been met is based on market experience and judgment of the specific economic and contractual conditions that exist at the time of shipment. The Company also believes its revenue recognition policies conform to Staff Accounting Bulletin No. 104 ("SAB 104") issued by the Securities and Exchange Commission.

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

Item 8a.      Controls and Procedures.

      As of the end of the period covered by this report, management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) which includes inquiries made to certain other of our employees. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2004 the Company's disclosure controls and procedures are effective. In addition there have been no significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect such internal controls.

Item 8b.      Other Information.

         There were no items required to be disclosed in an 8-K during the quarter ended December 31, 2004 that were not disclosed.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2004, based upon information furnished by such persons:

                                                                                      Director or
Name                         Principal Occupation or Employment              Age      Officer Since
----                         ----------------------------------              ---      -------------
Gordon R. Arnold             Director of the Company;                        59            1984
                             President, Chief Executive Officer,
                             Chief Financial Officer
                             and Secretary

Michael C. Farr              Vice President of Operations                    47            1986

Stephen R. Ferree            Vice President of Marketing                     57            1992

Edward K. Hague              Vice President of Engineering                   43            1997

Robert J. Kot                Vice President of Sales                         54            2003

C. Richard Kramlich          Director of the Company                         69            1980

Jay T. Last                  Director of the Company                         75            1977

Robert C. Marshall           Director of the Company                         73            1998

      All officers of the Company serve at the discretion of the Board of Directors.

      Gordon R. Arnold joined Sierra Monitor Corporation, a California corporation ("Old Sierra") in December 1979 as Operations Manager and Vice President. He became President in 1984 and Chief Executive Officer in 1985. In September 1989, Old Sierra merged into UMF Systems, Inc., a California corporation ("UMF"), and UMF changed its name to "Sierra Monitor Corporation." Mr. Arnold has served as the Company's President, Chief Executive Officer and Chief Financial Officer since the merger and as the Company's Secretary since February 1993. Mr. Arnold was also a director of Old Sierra from 1984 until the merger with UMF.

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

      Robert J. Kot joined the Company as Vice President, Sales in November 2003. Mr. Kot was previously President and CEO of OnCuity, a software company that marketed advanced alarm management systems for the process, building and security markets. Mr. Kot's career spans over 27 years and includes employment with Honeywell, EMC Controls, Azonix and other technology companies focused upon rapid growth within the process and building automation markets.

      C. Richard Kramlich has been a Director of the Company since 1980. For more than the past five years, Mr. Kramlich has been a general partner of New Enterprise Associates, a venture capital firm. Mr. Kramlich is a Director of a number of private companies including Informative, Force 10, Visual Edge, Celetron, Decru, Inc., Fabric7 Systems, Foveon and Financial Engines. Mr. Kramlich is also a member of the Board of Directors of Zhone Technologies, which files reports pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Kramlich received a Masters in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University.

      Jay T. Last has been a Director of the Company since 1980. Mr. Last, who was one of the founders of the first semiconductor manufacturing company, is a retired technologist and business investor. Mr. Last received a Ph.D. in Physics from MIT.

      Robert C. Marshall has been a Director of the Company since 1998. Since 1997 Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm. Mr. Marshall is a director of a number of private companies including Bay Microsystems, Inc. and Blue Pumpkin. Mr.
Marshall received a Bachelors degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University.

      Family Relationships.

      There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

      Involvement in Legal Proceedings.

      To the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

      With respect to the other information required by this item, the sections entitled "Election of Directors - Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 26, 2005 and to be filed with the SEC within 120 days of December 31, 2004 are incorporated by reference herein.

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

Item 13. Exhibits

      (a) Financial Statements. The following documents are filed as part of this report:

                  Balance Sheet at December 31, 2004

                  Statements of Operations for the years ended December 31, 2004 and 2003

                  Statements of Shareholders' Equity for the years ended \ December 31, 2004 and 2003

                  Statements of Cash Flows for the years ended December 31, 2004 and 2003

                  Notes to Financial Statements

       (b) Exhibits.

Exhibit Number             Description
--------------             -----------
3.1(1)            Articles of Incorporation of the Registrant.
3.2(2)            Bylaws of the Registrant.
4.1(3)            Specimen Common Stock Certificate of the Registrant.
10.1(1)           1986 Stock Option Plan of Registrant as amended on December 1,
                  1987.
10.2(4)           1996 Stock Plan of Registrant.
10.3(5)           Assignment of Intellectual Property and Transfer of Rights.
10.4(6)           Assignment of  Intellectual  Property,  Transfer of Rights and
                  Asset Purchase Agreement.
10.5(7)           Standard  Industrial Lease dated April 4, 2003, by and between
                  Geomax and the Registrant.
23.1              Consent of Independent Registered Public Accounting Firm.
31.1              Rule 13a-14(e) Certification of Chief Executive Officer
31.2              Rule 13a-14(e) Certification of Chief Financial Officer
32.1              Section  1350  Certification  of Chief  Executive  Officer and
                  Chief Financial Officer

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

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2003.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 13, 1998.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on May 14, 1999.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 14: Principal Accountant Fees and Services

      The section entitled "Principal Accountant Fees and Services" in the Company's Information Statement is incorporated by reference herein.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 29, 2005.

                                                                         SIERRA MONITOR CORPORATION

                                                                         (Registrant)



                                                                         By  /s/  Gordon R. Arnold
                                                                             -----------------------------------
                                                                                   Gordon R. Arnold
                                                                                   Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Date                                  Title                                     Signature
        ----                                  -----                                     ---------
March 29, 2005                Chief Executive Officer, Chief
                              Financial Officer and Director
                              (Principal Executive, Financial
                              and Accounting Officer)                        By  /s/  Gordon R. Arnold
                                                                                 -------------------------------
                                                                                   Gordon R. Arnold



March 29, 2005                Director                                       By  /s/  C. Richard Kramlich
                                                                                 -------------------------------
                                                                                   C. Richard Kramlich



March 29, 2005                Director                                       By  /s/  Jay T. Last
                                                                                 -------------------------------
                                                                                   Jay T. Last



March 29, 2005                Director                                       By  /s/  Robert C. Marshall
                                                                                 -------------------------------
                                                                                   Robert C. Marshall

                                     PART IV






                           SIERRA MONITOR CORPORATION

                              Financial Statements

                                December 31, 2004

                           SIERRA MONITOR CORPORATION




                          Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-1

Balance Sheet                                                                F-2

Statements of Operations                                                     F-3

Statements of Shareholders' Equity                                           F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                                F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders
Sierra Monitor Corporation


We have audited the accompanying balance sheet of Sierra Monitor Corporation (the "Company"), as of December 31, 2004, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.



/s/  Squar, Milner, Reehl & Williamson, LLP


Newport Beach, California
February 16, 2005 (except for Note 9, as to which the date is March 16, 2005)

                           SIERRA MONITOR CORPORATION

                                  Balance Sheet

                                December 31, 2004


                               Assets
Current assets:
     Cash                                                             $  788,688
     Trade receivables, less allowance for doubtful accounts of
       approximately $20,000                                           1,524,583
     Inventories, net                                                  1,350,738
     Prepaid expenses                                                    165,068
     Deferred income taxes                                               198,314
                                                                      ----------
              Total current assets                                     4,027,391

Property and equipment, net                                              208,238
Deferred income taxes                                                    144,784
Other assets                                                              67,905
                                                                      ----------

              Total assets                                            $4,448,318
                                                                      ==========

                Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                 $  586,638
     Accrued compensation expenses                                       341,898
     Other current liabilities                                           109,151
                                                                      ----------
              Total current liabilities                                1,037,687

Commitments and contingencies

Shareholders' equity:
     Common stock, $0.001 par value; 20,000,000 shares authorized;
       10,981,546 shares issued and outstanding                           10,982
     Additional paid-in capital                                        3,184,179
     Retained earnings                                                   215,470
                                                                      ----------
              Total shareholders' equity                               3,410,631
                                                                      ----------

              Total liabilities and shareholders' equity              $4,448,318
                                                                      ==========


See accompanying notes to financial statements.

                                                     SIERRA MONITOR CORPORATION

                                                      Statements of Operations

                                           For the Years Ended December 31, 2004 and 2003

                                                                                                     2004                 2003
                                                                                                ------------           ------------
Net sales                                                                                       $  9,125,536           $  7,868,199
Cost of goods sold                                                                                 3,573,271              3,138,801
                                                                                                ------------           ------------
           Gross profit                                                                            5,552,265              4,729,398
                                                                                                ------------           ------------
Operating expenses:
    Research and development                                                                       1,810,929              1,493,496
    Selling and marketing                                                                          2,769,870              2,353,011
    General and administrative                                                                     1,259,442              1,143,602
                                                                                                ------------           ------------
                                                                                                   5,840,241              4,990,109
                                                                                                ------------           ------------
           Loss from operations                                                                     (287,976)              (260,711)
Interest income                                                                                         --                    1,952
                                                                                                ------------           ------------
           Loss before provision for income tax benefit                                             (287,976)              (258,759)
Income tax benefit                                                                                  (102,356)               (85,156)
                                                                                                ------------           ------------
           Net loss                                                                             $   (185,620)          $   (173,603)
                                                                                                ============           ============
Basic and diluted net loss available to common
    shareholders per common share                                                               $      (0.02)          $      (0.02)
                                                                                                ============           ============
Weighted-average number of shares used in per share computations:
    Basic and diluted                                                                             10,976,738             10,971,546
                                                                                                ============           ============

See accompanying notes to financial statements.

                                                     SIERRA MONITOR CORPORATION

                                                 Statements of Shareholders' Equity

                                           For the Years Ended December 31, 2004 and 2003



                                                                                                           Notes
                                                  Common stock          Additional                      receivable        Total
                                           --------------------------     paid-in         Retained          from       shareholders'
                                              Shares         Amount       capital         earnings      shareholders       equity
                                           -----------    -----------    -----------     -----------     -----------    -----------
Balance as of
   January 1, 2003                          10,971,546    $    10,972    $ 3,151,189     $  574,693      $   (1,329)    $ 3,735,525
Repayment of notes receivable                     --             --             --             --             1,329           1,329
Net loss                                          --             --             --         (173,603)           --          (173,603)
                                           -----------    -----------    -----------     -----------     -----------    -----------
Balance as of
   December 31, 2003                        10,971,546         10,972      3,151,189        401,090            --         3,563,251

Stock options exercised                         10,000             10          2,190           --              --             2,200
Warrants granted for services                     --             --           30,800           --              --            30,800
Net loss                                          --             --             --         (185,620)           --          (185,620)
                                           -----------    -----------    -----------     -----------     -----------    -----------
Balance as of
   December 31, 2004                        10,981,546    $    10,982    $ 3,184,179     $  215,470      $     --       $ 3,410,631
                                           ===========    ===========    ===========     ===========     ===========    ===========

See accompanying notes to financial statements.


                                                     SIERRA MONITOR CORPORATION

                                                      Statements of Cash Flows

                                           For the Years Ended December 31, 2004 and 2003

                                                                                                   2004                     2003
                                                                                               -----------              -----------
Cash flows from operating activities:
   Net loss                                                                                    $  (185,620)             $  (173,603)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation                                                                              139,885                  142,300
         Amortization                                                                               22,184                  142,159
         Loss on disposal of fixed assets                                                             --                      5,106
         Deferred income taxes                                                                    (107,218)                  13,620
         Provision for bad debt expense                                                            (19,580)                 (14,173)
         Provision for inventory losses                                                             79,894                     --
         Warrants issued for services                                                               30,800                     --
         Changes in operating assets and liabilities:
            Trade receivables                                                                     (326,351)                 171,954
            Inventories                                                                           (137,521)                 123,531
            Prepaid expenses                                                                       (46,139)                  25,775
            Income taxes receivable                                                                 79,254                   74,714
            Other assets                                                                               700                     --
            Accounts payable                                                                       241,560                  (20,174)
            Accrued compensation expenses                                                          135,999                   (8,524)
            Other current liabilities                                                               (7,418)                 (30,080)
                                                                                               -----------              -----------
               Net cash (used in) provided by operating activities                                 (99,571)                 452,605

Cash flows from investing activities:
   Purchases of property and equipment                                                            (166,522)                (117,712)
   Other asset additions                                                                            (2,500)                 (20,459)
                                                                                               -----------              -----------
               Net cash used in investing activities                                              (169,022)                (138,171)

Cash flows from financing activities:
   Repayment of notes receivable                                                                      --                      1,329
   Proceeds from exercise of options                                                                 2,200                     --
                                                                                               -----------              -----------
               Net cash provided by financing activities                                             2,200                    1,329
                                                                                               -----------              -----------

Net increase (decrease) in cash                                                                   (266,393)                 315,763

Cash - beginning of year                                                                         1,055,081                  739,318
                                                                                               -----------              -----------

Cash - end of year                                                                             $   788,688              $ 1,055,081
                                                                                               ===========              ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes                                                  $     3,585              $     1,428
                                                                                               ===========              ===========
   Cash paid during the year for interest                                                      $      --                       --
                                                                                               ===========              ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                           December 31, 2004 and 2003


Note 1 - Summary of the Company and Significant Accounting Policies

         The Company

              Sierra Monitor Corporation (the "Company") was incorporated in 1978. The Company designs, manufactures, and markets hazardous gas monitoring devices for industrial workplaces. The Company also designs and manufactures environment controllers for the telecommunications industry, as well as a line of software-based industrial communication bridge products known as FieldServers. The Company's headquarters are located in California. The Company's stock is quoted on the OTC Bulletin Board under the symbol "SRMC.OB."

         Concentrations

              The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $688,000 were in excess of such insured amounts at December 31, 2004.

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

              No customer accounted for more than 10% of accounts receivable at December 31, 2004. No customers accounted for more than 10% of sales for either of the years ended December 31, 2004 and 2003.

       Risks and Uncertainties

              The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

       Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the allowance for bad debts on trade receivable, net realization of inventory, realizability of long-lived assets, the provision for warranty returns and deferred income tax asset valuation.

       Accounts Receivable

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

              Such net realizable value is based on management's forecasts for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement, change and certain regulations. Should the demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than amounts shown in the accompanying balance sheet. Management maintains a reserve for obsolescence sufficient to cover slow-moving and obsolete inventory.

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

       Research and Development

              Research and development is primarily comprised of engineering salaries, new product development costs, software development and maintenance costs and certain other general costs, such as depreciation on engineering equipment. Research and development costs are expenses as incurred. All software development and maintenance costs are expensed as incurred. Such costs approximated $454,000 and $429,000 for the years ended December 31, 2004 and December 31, 2003 respectively.

       Long-Lived Assets

              Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for
              Long-Lived Assets to be Disposed Of." addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to newly initiated commitments to plan, as defined, by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on the financial statements with respect to future disposal decisions, if any. At December 31, 2004, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

       Revenue Recognition

              Revenue related to gas detection devices and environment controllers is recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured.

              Revenue from the sale of FieldServers is recognized in accordance with Statement of Position (SOP) 97-02, "Software Revenue Recognition", as amended. In accordance with SOP 97-02, the Company recognizes such revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. Additionally, the software should not require significant production, modification or customization; otherwise revenues should be deferred. The Company does not enter into multiple-element arrangements related to the sales of FieldServers. Management believes that the Company's revenue recognition policies comply with Staff Accounting Bulletin No. 104 (`SAB 104") issued by the Securities Exchange Commission.

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

              SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," changed the method of accounting for employee stock-based compensation plans to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility, and the annual rate of quarterly dividends.
              Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

              The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirement under SFAS 123, are required to be presented (see below). SFAS 123 was amended in December 2004 by SFAS 123-R and accounting treatment under APB 25 will no longer be available after December 31, 2005 (see Significant Recent Accounting Pronouncements below).

              At December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. The company accounts for those plans under the recognition and measurement principles of APB 25, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                           2004          2003
                                                        ---------     ---------

Net loss:
     As reported                                        $(185,620)    $(173,603)
     Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards          $(164,501)    $(161,937)
                                                        ---------     ---------
     Pro forma                                          $(350,121)    $(335,540)
                                                        =========     =========

Basic and diluted net loss per common share:
        As reported                                     $   (0.02)    $   (0.02)
        Pro forma                                       $   (0.03)    $   (0.03)


       Warranty

              The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2004, warranty reserve approximated $40,000, which is recorded under other current liabilities in the accompanying balance sheet.

       Advertising

              The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations. Advertising expenses were approximately $94,000 and $87,000 for the years ended December 31, 2004 and 2003, respectively.

       Shipping and Handling Costs

              Shipping and handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

       Income Taxes

              Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when management estimates that future taxable income will not fully utilize deferred tax assets.

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

              The following is a reconciliation of the shares used in the computation of basic and diluted loss per share for the years ended December 31, 2004 and 2003, respectively:

                                                         2004            2003
                                                      ----------      ----------

Basic loss per share -
     weighted-average  number of shares
     of common stock outstanding                      10,976,738      10,971,546

Effect of dilutive stock options                            --              --
                                                      ----------      ----------

Diluted loss per share -
     dilutive potential common shares                 10,976,738      10,971,546
                                                      ==========      ==========

              For purposes of calculating diluted loss per share, there were no adjustments to net loss.

              The Company reported net losses for the years ended December 31, 2004 and 2003. As a result, options to purchase 1,556,500 and 1,452,500 shares of common stock (see Note 6) as well as warrants to purchase 110,000 shares of common stock in 2004 have been excluded from the calculation of diluted net loss per share, because those shares would be antidilutive.

       Comprehensive Income (Loss)

              SFAS 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2004 and 2003, the Company had no items of comprehensive income.

       Segments of Business

              SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations, however, the Chief Executive Officer ("CEO") reviews financial information on an entity level (see Note
              10).

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

       Goodwill and Intangible Assets

              SFAS 142, "Goodwill and Other Intangible Assets," addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives (see Note 4) be amortized over their useful lives.

              The Company has no goodwill or indefinite-life intangible assets not subject to amortization.

       Significant Recent Accounting Pronouncements

              In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2003; and (b) For all other VIEs: periods ended after December 15, 2004. The December 2003 amendment of FIN 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have any VIE's and does not believe FIN 46 will have any significant effect on the Company's future financial statements.

              In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-3 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003;
              (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 (as amended) on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

              In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current  period  charges...."  SFAS 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred in years beginning after June 15, 2005. Management does not believe this pronouncement will have a significant impact on its future financial statements.

              In December 2004, the FASB issued SFAS 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123-R replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Small Business Issuers are required to apply SFAS 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company's financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. Management has not determined the future effect of this pronouncement on its future financial statements.

              The FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29, Accounting for Nonmonetary
              Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. Management does not believe that this pronouncement will have a significant effect on its future financial statements.

              Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 - Inventories

       A summary of inventories as of December 31, 2004 follows:



                  Raw materials                                     $   687,143
                  Work in process                                       550,417
                  Finished goods                                        266,503
                  Obsolescence reserve                                 (153,325)
                                                                    -----------
                                                                    $ 1,350,738
                                                                    ===========
Note 3 - Property and Equipment

       A summary of property and equipment as of December 31, 2004 follows:


                  Machinery and equipment                           $   425,049
                  Furniture, fixtures, and leasehold improvements       813,543
                                                                    -----------

                                                                      1,238,592
                  Less accumulated depreciation and amortization     (1,030,354)
                                                                    -----------

                                                                    $   208,238
                                                                    ===========

Note 4 - Other Assets

       As of December 31, 2004, other assets consist principally of lease deposits and certain specifically identifiable intangible assets and technology rights. As of December 31, 2004, the remaining balances of intangible assets were $20,781 net of accumulated amortization of $158,205. Certain fully amortized intangible assets with an original cost of $266,228 were retired during the year-ended December 31, 2004.

Note 5 - Related Party Transactions

       During 1998, several employees issued notes receivable to the Company to exercise stock options. Such notes bore interest at 6% per annum, required bi-weekly payments of principal and interest, and were fully repaid in 2003. No modifications were made to these loans subsequent to enactment of the Sarbanes-Oxley Act of 2002.


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

       The per share weighted-average fair value of stock options granted during 2004 and 2003 was $0.59 and $0.22, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004 and 2003: expected dividend yield of 0.0%; volatility of 186% and 150%, respectively; risk-free interest rate of 4.6% and 1.7%, respectively; and an expected life of 8 years and 8 years, respectively.

       As of December 31, 2004,  there were 328,542  shares  available for grant
       under  the  Company's   1996  Stock  Plan.  A  summary  of  stock  option
       transactions for the two years ended December 31, 2004 follows:

                                                                       Weighted-
                                                                        average
                                                       Range of         exercise
                                     Options            prices           price
                                     -------            ------           -----
Balance as of
     January 1, 2003                 1,478,500       $0.22 - 1.50      $ 0.79
Granted                                 10,000           0.23            0.23
Canceled                               (36,000)       0.75 - 1.48        0.96
                                     ---------

Balance as of
     December 31, 2003               1,452,500        0.22 - 1.50        0.78
                                     ---------

Granted                                150,000        0.60 - 0.63        0.62
Exercised                              (10,000)          0.22            0.22
Canceled                               (36,000)       0.22 - 1.48        0.47
                                     ---------

Balance as of
     December 31, 2004               1,556,500        0.22 - 1.50        0.77
                                     =========



       The following table summarizes information about the Company's stock options outstanding under the plans as of December 31, 2004:


                                              Options outstanding                                            Options exercisable
                       ---------------------------------------------------------------   -----------------------------------------
                                                 Weighted-
                                                  average              Weighted-                                   Weighted-
                                                 remaining              average                                     average
     Exercise                Number             contractual             exercise               Number               exercise
      prices              outstanding           life (years)             price              exercisable              price
--------------------   -------------------   -------------------   -------------------   -------------------   -------------------

$    0.22 - 0.75              990,000                4.8               $   0.42                  751,250          $    0.40
     0.95 - 1.50              566,500                6.8                   1.37                  454,969               1.37
                       --------------                                                     --------------
                            1,556,500                5.5                   0.77                1,206,219               0.77
                       ==============                                                     ==============

       The weighted average grant date fair values of options granted during the years ended December 31, 2004 and 2003 were $0.59 and $0.22 per share, respectively. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions:

                                                        2004              2003
                                                        ----              ----
Expected life                                         8 years           8 years
Estimated volatility                                      186%              150%
Risk-free interest rate                                   4.6%              1.7%
Dividends                                                None              None

Note 7 - Warrants

       A warrant was granted to a consultant for 110,000 shares of common stock at $0.65 in December, 2004. The grant date per-share fair value of the warrants was determined to be $0.56. The Company recorded $30,800 to expense during the year ended December 31, 2004, and the remaining $30,800 has been deferred until 2005. Such fair value was determined using the Black-Scholes option-pricing model using the following assumptions: expected dividend yield of 0.0%; volatility of 186%; risk-free interest rate of 4.6%; and an expected life of 8 years.

Note 8 - Commitments

       Leases

              The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through 2009. Certain leases require the payment of property taxes, utilities and insurance, and provide options to extend the lease term.

              As of December 31, 2004, future minimum lease payments are as follows:

                      Year ending
                     December 31,
                     ------------
                         2005                     333,000
                         2006                     322,000
                         2007                     319,000
                         2008                     314,000
                         2009                     105,000
                                               ----------
                                               $1,393,000
                                               ==========

              Rent expense was approximately $363,000 and $393,000 in 2004 and 2003, respectively.

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


Note 9 - Line-of-Credit

              As of December 31, 2004, the Company has a $500,000 bank line-of-credit, secured by certain assets of the Company, that bears interest at the Bank's prime rate (5.0% at December 31, 2004) plus 0.5%. The line-of-credit expires June 13, 2005. No amounts were outstanding under the line-of-credit as of December 31, 2004. The line-of-credit agreement requires compliance with certain restrictive covenants. At December 31, 2004, the Company was in compliance with all such restrictive financial covenants, except for a profitability requirement. On March 16, 2005, the Company obtained a waiver from the bank on such covenant default.

Note 10 - Income Taxes

       The components of income tax benefit consist of the following:

                                                      2004               2003
                                                   ---------          ---------

          Current:
               Federal                             $    --            $ (86,512)
               State                                   4,863            (12,264)
                                                   ---------          ---------

                     Total current                     4,863            (98,776)
                                                   ---------          ---------

          Deferred:
               Federal                               (62,447)             8,987
               State                                 (44,772)             4,633
                                                   ---------          ---------

                     Total deferred                 (107,219)            13,620
                                                   ---------          ---------

                                                   $(102,356)         $ (85,156)
                                                   =========          =========

       At December 31, 2004, the Company has federal net operating loss carryforwards of approximately $150,000 and state tax net operating loss carryforwards of approximately $400,000. In addition, the Company has approximately $6,000 in federal business credit carryforwards and $22,500 in state business credit carryforwards. The carryforwards begin to expire in 2012.

       The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

                                                                           2004
                                                                        --------
        Deferred tax assets (liabilities):
             Accounts receivable, principally due to
                allowance for doubtful accounts                         $  7,205
             Inventories, principally due to additional costs
                inventoried for tax purposes                             114,795
             State tax expense on temporary differences                    1,038
             Accruals for financial statement purposes
                not currently deductible                                  65,784
             Federal and state net operating losses                       74,116
             Business credit carryforwards                                28,325
             Property and equipment, principally due to
                differences in depreciation                               30,074
             Deferred revenue                                             21,761
                                                                        --------

                      Total deferred tax assets                         $343,098
                                                                        ========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods to which the deferred tax assets are applicable, management believes it is more likely than not the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance is deemed necessary at December 31, 2004.

       The provision (benefit) for income tax differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                                        2004             2003
                                                     ---------        ---------

            Computed tax (benefit) expense           $ (97,911)       $ (87,978)
            State taxes, net of federal benefit        (16,802)          (7,903)
            Change in valuation of allowance            12,357           10,725
                                                     ---------        ---------
            Tax credits and other
                                                     $(102,356)       $ (85,156)
                                                     =========        =========

Note 11 - Segment Reporting

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

       In addition, the CEO reviews the following information on revenues by product category:

                                                        2004         2003
                                                    ----------   ----------

             Gas detection devices                  $5,427,900   $5,032,000
             Environmental controllers               1,171,800    1,084,000
             FieldServers                            2,525,300    1,752,000
                                                    ----------   ----------

                                                    $9,125,000   $7,868,000
                                                    ==========   ==========


       The Company sells its products to companies located primarily in the United States. In the years ended December 31, 2004 and 2003, sales to international customers were 10% and 8%, respectively.

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

10.1(1)       1986 Stock  Option  Plan of  Registrant  as amended on December 1,
              1987.

10.2(4)       1996 Stock Plan of Registrant.

10.3(5)       Assignment of Intellectual Property and Transfer of Rights.

10.4(6) Assignment of Intellectual Property, Transfer of Rights and Asset Purchase Agreement.

10.5 Standard Industrial Lease dated April 4, 2004, by and between Geomax and the Registrant.

23.1          Consents of Registered Public Accounting Firm.

31.1          Rule 13a-14(e) Certification of Chief Executive Officer

31.2          Rule 13a-14(e) Certification of Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2004.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 13, 1998.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on May 14, 1999.