Form 10QSB
period 2005-03-31
SIERRA MONITOR CORP /CA/
filed 2005-05-13
CIK 100625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

( X ) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended March 31, 2005
                                          --------------

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


                                 (408) 262-6611
                (Issuer's telephone number, including area code)


The number of shares of the issuer's common stock outstanding, as of May 12, 2005 was 10,981,546.

Transitional Small Business Disclosure Format:  Yes        No   X
                                                   -----      -----

                          PART I: FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           SIERRA MONITOR CORPORATION
                           --------------------------

                                  Balance Sheet
                                  -------------

                                 March 31, 2005

                                   (Unaudited)
                                     Assets
                                     ------

Current assets:
      Cash                                                            $  627,879
      Trade receivables, less allowance for doubtful accounts
          of approximately $20,000                                     1,410,280
      Inventories, net                                                 1,416,505
      Prepaid expenses                                                   152,493
      Deferred income taxes                                              301,215
                                                                      ----------
                    Total current assets                               3,908,372

Property and equipment, net                                              214,005
Deferred income taxes                                                    144,784
Other assets                                                              64,429
                                                                      ----------
                    Total assets                                      $4,331,590
                                                                      ==========

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
      Accounts payable                                                $  540,503
      Accrued compensation expenses                                      365,747
      Other current liabilities                                          117,743
                                                                      ----------
                    Total current liabilities                          1,023,993

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.001 par value; 20,000,000
      shares authorized; 10,981,546 shares issued
      and outstanding                                                     10,982
      Additional paid-in capital                                       3,214,979
      Retained earnings                                                   81,636
                                                                      ----------
                    Total shareholders' equity                         3,307,597
                                                                      ----------
                    Total liabilities and shareholders' equity        $4,331,590
                                                                      ==========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION
                           --------------------------

                            Statements of Operations
                            ------------------------

                                   (Unaudited)

                                                    For the three months ended
                                                   -----------------------------
                                                    March 31,        March 31,
                                                       2005            2004
                                                   ------------    ------------

Net sales                                          $  2,211,677       1,916,525
Cost of goods sold                                      894,201         744,625
                                                   ------------    ------------
                  Gross profit                        1,317,476       1,171,900
                                                   ------------    ------------

Operating expenses
      Research and development                          415,709         491,847
      Selling and marketing                             800,729         660,774
      General and administrative                        337,741         286,034
                                                   ------------    ------------
                                                      1,554,179       1,438,655
                                                   ------------    ------------

                  Loss from operations                 (236,703)       (266,755)

Income tax benefit                                      102,869         105,509
                                                   ------------    ------------
                Net  loss                          $   (133,834)       (161,246)
                                                   ============    ============

Basic and diluted net loss available to common
    shareholders per common share                  $      (0.01)          (0.01)
                                                   ============    ============

Weighted-average number of shares used
    in per share computations:
         Basic and diluted                           10,981,546      10,971,546
                                                   ============    ============


See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION
                           --------------------------

                            Statements of Cash Flows
                            ------------------------

                                   (Unaudited)


                                                                                                      For the three months ended
                                                                                                ------------------------------------
                                                                                                  March 31,              March 31,
                                                                                                    2005                    2004
                                                                                                -----------             -----------
Cash flows from operating activities:
       Net loss                                                                                 $  (133,834)            $  (161,246)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
              Depreciation and amortization                                                          37,549                  48,972
              Provision for bad debt expense                                                          2,250                  (3,200)
              Provision for inventory losses                                                          9,000                  17,247
              Warrants issued for services                                                           30,800                    --
              Deferred income taxes                                                                (102,901)               (107,498)
              Change in operating assets and liabilities:
                 Trade receivables                                                                  112,053                  (3,131)
                 Inventories                                                                        (74,767)                 (8,775)
                 Prepaid expenses and other current assets                                           12,575                  18,402
                 Accounts payable                                                                   (46,135)                 36,262
                 Accrued compensation expenses                                                       23,849                 112,361
                 Other current liabilities                                                            8,592                  (2,373)
                                                                                                -----------             -----------
                  Net cash used in operating activities                                            (120,969)                (52,979)
                                                                                                -----------             -----------

Cash flows from investing activities -
       Purchases of property and equipment                                                          (39,840)                (19,302)
                                                                                                -----------             -----------
                  Net cash used in investing activities                                             (39,840)                (19,302)
                                                                                                -----------             -----------

Net decrease in cash                                                                               (160,809)                (72,281)
Cash - beginning of period                                                                          788,688               1,055,081
                                                                                                -----------             -----------
Cash - end of period                                                                            $   627,879             $   982,800
                                                                                                ===========             ===========

Supplemental cash flow information:
     Cash paid for income taxes                                                                 $     1,486             $     3,585
                                                                                                ===========             ===========

See accompanying notes to the condensed financial statements.

                                                                    Page 4 of 15

                           SIERRA MONITOR CORPORATION
                           --------------------------

                   Notes to the Condensed Financial Statements
                                   (Unaudited)
                                 March 31, 2005

Basis of Presentation
---------------------

      The unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed with the SEC on March 30, 2005. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Sierra Monitor Corporation as of March 31, 2005 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Summary of Business
-------------------

      Sierra Monitor Corporation (the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work-places. In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems called Environment Controllers that are used to monitor and control environmental conditions in small, remote structures used for cellular and land-line telephone equipment. The Company also manufactures a line of products known as Communications Bridges. These software-based products provide a means for many industrial instruments to communicate with each other even when they have different communications protocols. Communications Bridges are sold under the name FieldServer by the FieldServer Technologies Division of the Company.

      Gas monitoring products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, semiconductor manufacturers and other applications which involve the handling or generation of hazardous gases. Environment Controllers are sold to telecommunications companies and their suppliers. FieldServers are typically sold to integration companies that service building and plant automation projects.

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

      The Company recognizes revenue from the sale of FieldServers in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended. Revenue is recognized when all of the following criteria have been met
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

Additionally, we defer revenue if the software requires significant production, modification or customization and recognize the deferred revenue only when the production, modification or customization has been completed. Deferred revenues at March 31, 2005 were not significant.

      b)    Recent Accounting Standards

      Recent accounting pronouncements discussed in the notes to the December 31, 2004 audited financial statements, filed previously with the Securities and Exchange Commission in form 10-KSB, that were required to be adopted during the year ending December 31, 2005, did not have or are not expected to have a significant impact on the Company's 2005 financial statements.

      c) Employee Stock-Based Compensation

      At March 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock options were granted during the three-month periods ended March 31, 2005 and 2004, and no employee stock-based compensation expense was recorded during such periods. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                                                        For The Three Months
                                                                                                           Ended March 31,
                                                                                                    -------------------------------
                                                                                                      2005                  2004
                                                                                                    ---------           -----------
Net income (loss):
      As reported                                                                                   $(133,834)          $  (161,246)
         Deduct: Total stock-based employee compensation expense
               determined under fair value based method for all awards
                                                                                                    $ (38,000)          $   (38,000)
                                                                                                    ---------           -----------
         Pro forma                                                                                  $(171,834)          $  (199,246)
                                                                                                    =========           ===========
Basic and diluted net income (loss) per share:
           As reported                                                                              $   (0.01)          $     (0.01)
           Pro forma                                                                                $   (0.02)          $     (0.02)



Inventories
-----------

A summary of inventories as of March 31, 2005 follows:

                Raw Materials                          $   751,958
                Work-in-process                            588,999
                Finished goods                             237,873
                Obsolescence reserve                      (162,325)
                                                       -----------
                                                       $ 1,416,505
                                                       ===========

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

      The Company has reported a net loss for both periods ended March 31, 2005 and 2004. As a result, 1,090,000 and 860,000 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the three month periods ended March 31, 2005 and 2004, respectively, because their inclusion would be antidilutive. At March 31, 2005 and 2004, outstanding options to acquire 466,500 and 592,500 shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

      The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2005 and 2004, respectively:

                                                                                                          2005               2004
                                                                                                       ----------         ----------
Basic EPS - weighted-average number of common shares outstanding                                       10,981,546         10,971,546
Effect of dilutive potential common shares - stock options outstanding                                       --                 --
                                                                                                       ----------         ----------
Diluted EPS - weighted-average number of common shares and potential common
    shares outstanding                                                                                 10,981,546         10,971,546
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

      In addition, the CEO reviews the following information on revenues by product category for the three months ended March 31:

                                                      2005               2004
                                                   ----------         ----------
Gas detection devices                              $1,359,932         $1,184,333
Environment controllers                               306,127            276,291
FieldServers                                          545,619            455,901
                                                   ----------         ----------
                                                   $2,211,677         $1,916,525
                                                   ==========         ==========

Line-of-Credit
--------------

      At March 31, 2005, the Company was not in compliance with one covenant under its line-of-credit requiring quarterly profitability. In May 2005, the Company received a waiver for this covenant. No borrowings have been made under this line-of-credit during 2005, and the balance was zero at March 31, 2005.

Stock Options
-------------

      No stock option transactions were recorded for the quarter ended March 31, 2005.

Reclassifications
-----------------

      Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

Results of Operations
---------------------

      For the three months ended March 31, 2005, Sierra Monitor Corporation reported net sales of $2,211,677 compared to $1,916,525 for the three months ended March 31, 2004. The results for the first quarter of fiscal 2005 represent a 15% increase from the same period in the prior year.

      Sales of our gas detection systems, which accounted for approximately 60% of total revenue, were 15% higher in the first quarter of 2005 compared to the first quarter of 2004. This includes sales of gas monitors to the US Navy which were at a higher level in first quarter of 2005 than the levels in each of the quarters in 2004. Also included are sales of Sentry gas detection systems which were higher in first quarter of 2005 than in the first quarter of 2004, but below the remaining quarters of 2004.

      Sales of environment controllers to the telecommunications industry increased 11% in the first quarter of 2005 compared to the first quarter of 2004. The increase was primarily due to higher sales of spare parts, combined with an increase in sales of controllers for telephone company new installations and retrofits. The mix of sales continues to reflect a relatively low level of infrastructure spending by the larger land-line telephone companies.

      Sales of FieldServers, our communications bridge, also increased in the first quarter of 2005 compared to the first quarter of 2004. The 20% increase reflects continued expansion of application and utilization of FieldServers in the building automation industry where we offer a building block for interoperability of sensors, actuators and control systems.

      Gross profit for the three-month period ended March 31, 2005 was $1,317,476 compared to $1,171,900 in the same period in the previous year. In the current period, the gross margin was approximately 60% of net sales compared to 61% of net sales in the same period in the previous year. The gross margin in both periods was consistent with our historical margins. The increase in gross profit was due to higher sales in the first quarter of 2005.

      Expenses for research and development, which include new product development and engineering to sustain existing products, were $415,709 or 19% of net sales, for the three-month period ended March 31, 2005, compared with $491,847 or 26% of net sales, in the comparable period in 2004. The decrease in research and development expense was primarily due to a one-time expenditure made in the first quarter 2004 when we undertook a project to develop and install a complex control system for improving the energy efficiency of cell site buildings. Two complete systems were installed in operational cell tower sites owned by a major wireless carrier. At the end of the first quarter 2004, both test installations were fully functional and under competitive evaluation by the wireless carrier. Although we have continuing engineering expenses related to this evaluation, first quarter of 2004 is approximately $110,000 higher than first quarter of 2005 due to the cost of development and deployment of the cell site control system. We are also continuing other engineering programs including FieldServer software and new gas detection products.

      Selling and marketing expenses for the three month period ended March 31, 2005 were $800,729 or 36% of net sales, compared to $660,774 or 34% of net sales, in the same period in the prior year. Increases in commission expenses due to the higher sales level and increased expenses for trade shows contributed to the higher sales and marketing expenses in the first quarter of 2005 compared to the first quarter of 2004.

      General and administrative expenses for the first quarter of 2005 were $337,741 or 15% of net sales compared to $286,034 or 15% of net sales in the same period in the prior year. Administrative expenses in the first quarter of 2005 include a non-recurring expense of $30,800 related to warrants issued for services in 2004. There were no other significant changes in administration expenses in the first quarter of 2005 compared to the first quarter of 2004.

      Net loss for the three-month period ended March 31, 2005 was $133,834 or approximately 6% of net sales, compared with net loss of $161,246 or approximately 8% of net sales for the same period in the prior year. The lower net loss in the first quarter of 2005 compared to the first quarter of 2004 is the result of the improved gross profit offset by higher fixed expenses.

Liquidity and Capital Resources
-------------------------------

      Working capital, which is comprised primarily of cash, accounts receivable and inventories offset by current liabilities, was $2,884,379 at March 31, 2005. During the period ended March 31, 2005, our working capital decreased by $105,325 compared to December 31, 2004. The decrease in working capital was primarily the result of the net loss of $133,834 reduced by $37,549 of depreciation and amortization of fixed assets. Cash on hand, a component of working capital, was $627,879 at March 31, 2005, a decrease of $160,809 compared to December 31, 2004. Other significant working capital component changes include deferred income taxes which increased by $102,901 and accrued compensation expenses liabilities which increased by $23,849 in the same period.

      In the current fiscal year, we have not utilized our $500,000 line of credit with our commercial bank. After the close of the first quarter of 2005, we obtained a waiver of a line of credit term restricting the allowable loss in the quarter. The waiver of that requirement removed the restriction of our access to those funds.

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

      We are not currently profitable and there can be no assurance that we will achieve or maintain profitability. If we are not able to achieve profitability soon or obtain access to sufficient new capital, which may not be available, we may not be able to sustain operations.

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

      Our operations are concentrated in a single building in Milpitas, California. Our operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Although we maintain offsite storage of back-up data files and other records, we do not maintain a detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

      Our short-term liquidity is dependent upon our ability to reduce collection cycles, reduce inventories and manage expenses and cash distribution. We must also renew or expand our bank line of credit in June 2005 under terms we expect to be similar to the current terms of the line of credit in order to avoid the necessity of more costly funds.

Critical Accounting Policies
----------------------------

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements:

      a) Revenue Recognition

      Our net sales consist of revenue from sales of products net of trade discounts and allowances. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We recognize revenue from the sale of gas detection devices and environment controllers when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. We recognize revenue from the sale of FieldServers in accordance with SOP 97-2, Software Revenue Recognition, as amended. Management's ability to determine that such conditions have been met is based on market experience and judgment of the specific economic and contractual conditions that exist at the time of shipment. The Company does not enter into multiple-element arrangements related to the sales of FieldServers.

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

      c) Inventories

      Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company uses an Enterprise Requirements Planning ("ERP") software system which provides data upon which management relies to determine inventory trends and identify excesses. The carrying value of inventory is reduced to market for slow moving and obsolete items based on historical experience and current product demand. We evaluate the carrying value of inventory quarterly. The adequacy of these carrying amounts is dependent upon management's ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

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

                           PART II: OTHER INFORMATION
                           --------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                  None

ITEM 6.  EXHIBITS
-----------------

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

                                                 SIERRA MONITOR CORPORATION
                                                 -------------------------------
                                                 Registrant

Date:        May 12, 2005                 By:      /s/ Gordon R. Arnold
                                                 -------------------------------
                                                 Gordon R. Arnold
                                                 President
                                                 Chief Executive Officer
                                                 Chief Financial Officer

                                Index to Exhibits
                                -----------------

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