Form 10QSB
period 2005-06-30
SIERRA MONITOR CORP /CA/
filed 2005-08-12
CIK 100625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2005
                                                 -------------
                                       or

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from _____to _____


                          Commission file number 0-7441


                           SIERRA MONITOR CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               California                                  95-2481914
    ------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


                                1991 Tarob Court
                           Milpitas, California 95035
              -----------------------------------------------------
              (Address and zip code of principal executive offices)


                                 (408) 262-6611
                -----------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ ; No _____

The number of shares of the issuer's common stock outstanding, as of August 12, 2005 was 11,036,546.

Transitional Small Business Disclosure Format: Yes _____ ; No __X__

                          PART I: FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           SIERRA MONITOR CORPORATION
                           --------------------------
                                  Balance Sheet
                                  -------------

                                  June 30, 2005

                                   (Unaudited)
                   Assets
                   ------
Current assets:
      Cash                                                                $   418,489
      Trade receivables, less allowance for doubtful accounts               1,282,033
          of approximately $25,000
      Inventories, net                                                      1,395,176
      Prepaid expenses                                                        123,912
      Income taxes receivable                                                   1,000
      Deferred income taxes                                                   388,108
                                                                          -----------
                    Total current assets                                    3,608,718

Property and equipment, net                                                   180,928
Deferred income taxes                                                         144,784
Other assets                                                                   58,903
                                                                          -----------
                    Total assets                                          $ 3,993,333
                                                                          ===========

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
      Accounts payable                                                    $   469,553
      Accrued compensation expenses                                           260,029
      Other current liabilities                                               105,860
                                                                          -----------
                    Total current liabilities                                 835,442

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.001 par value; 20,000,000 shares authorized;
      10,986,546 shares issued and outstanding                                 10,987
      Additional paid-in capital                                            3,216,074
      Accumulated deficit                                                     (69,170)
                                                                          -----------
                    Total shareholders' equity                              3,157,891
                                                                          -----------
                    Total liabilities and shareholders' equity            $ 3,993,333
                                                                          ===========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION
                           --------------------------
                            Statements of Operations
                            ------------------------

                                   (Unaudited)


                                                        Three months ended June 30,             Six months ended June 30,
                                                     ---------------------------------       --------------------------------
                                                      2005                2004               2005               2004
                                                     ------------        -------------       ------------        ------------
Net sales                                            $  2,005,402        $   2,291,350       $  4,217,078        $  4,207,875
Cost of goods sold                                        826,331              808,429          1,720,531           1,553,054
                                                     ------------        -------------       ------------        ------------
        Gross profit                                    1,179,071            1,482,921          2,496,547           2,654,821
                                                     ------------        -------------       ------------        ------------
Operating expenses
    Research and development                              439,621              424,714            855,332             916,561
    Selling and marketing                                 657,301              660,444          1,458,032           1,321,218
    General and administrative                            319,849              326,688            657,587             612,722
                                                     ------------        -------------       ------------        ------------
                                                        1,416,771            1,411,846          2,970,951           2,850,501
                                                     ------------        -------------       ------------        ------------
        Income (loss) from operations                    (237,700)              71,075           (474,404)           (195,680)
Income tax (benefit) provision                            (86,895)              27,269           (189,764)            (78,240)
                                                     ------------        -------------       ------------        ------------
        Net income (loss)                            $   (150,805)              43,806           (284,640)           (117,440)
                                                     ============        =============       ============        ============
Basic and diluted net income (loss) available        $      (0.01)       $        0.00       $      (0.03)       $      (0.01)
      to common shareholders per common share
                                                     ============        =============       ============        ============

Weighted average number of shares used in per
      share computations
                                        Basic:         10,986,546           10,973,213         10,984,046          10,972,319
                                                     ============        =============       ============        ============
                                      Diluted:         10,986,546           11,313,398         10,984,046          10,972,319
                                                     ============        =============       ============        ============

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION
                           --------------------------
                            Statements of Cash Flows
                            ------------------------

                                   (Unaudited)

                                                                  Six months ended June 30,
                                                                    2005             2004
                                                                 ---------        -----------
Cash flows from operating activities:
        Net income (loss)                                        $(284,640)       $  (117,440)
         Adjustments to reconcile net income (loss) to net
           cash used in operating activities:
           Depreciation and amortization                            77,953             89,527
           Provision for bad debt expense                            6,323             (2,497)
           Provision for inventory losses                           18,000               --
           Deferred income taxes                                  (189,794)           (80,229)
           Warrants compensation expense                            30,800               --
           Changes in operating assets and liabilities:
             Trade receivables                                     236,227            (95,437)
             Inventories                                           (62,438)          (113,810)
             Prepaid expenses and other current assets              40,156             35,019
             Other assets                                              324               --
             Accounts payable                                     (117,085)           159,634
             Accrued compensation expenses                         (81,869)           108,768
             Other current liabilities                              (3,291)            (7,493)
                                                                 ---------        -----------
               Net cash used in operating activities              (329,334)           (23,958)
                                                                 ---------        -----------
Cash flows from investing activities:
        Capital expenditures                                       (41,965)           (65,995)
        Other assets                                                  --               (2,500)
                                                                 ---------        -----------
               Net cash used in investing activities               (41,965)           (68,495)
                                                                 ---------        -----------
Cash flows from financing activities:
        Repayment of notes receivable                                 --                 --
        Proceeds from exercise of stock options                      1,100              1,100
                                                                 ---------        -----------
               Net cash provided by financing activities             1,100              1,100
                                                                 ---------        -----------
Net decrease in cash and cash equivalents                         (370,199)           (91,353)
Cash and cash equivalents at beginning of period                   788,688          1,055,081
                                                                 ---------        -----------
Cash and cash equivalents at end of period                       $ 418,489        $   963,728
                                                                 =========        ===========
Supplemental cash flow information
       Cash paid for income taxes                                $   2,486        $     1,458
                                                                 =========        ===========

See accompanying notes to the condensed financial statements.

                           SIERRA MONITOR CORPORATION
                           --------------------------
          Notes to the Unaudited Interim Condensed Financial Statements
          -------------------------------------------------------------

                                  June 30, 2005

Basis of Presentation
---------------------

     The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed March 30, 2005. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of Sierra Monitor Corporation for the interim periods have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Summary of Business
-------------------

     Sierra Monitor Corporation was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial workplaces. In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems used to monitor and control environmental conditions in small, remote structures used for cellular and hard wire telephone equipment. The Company also manufactures a line of products known as communications bridges. These products provide a means for many industrial instruments to communicate with each other even when they have different communication protocols. Communications bridges are sold under the name FieldServer by the FieldServer Technologies Division of the Company.

     Gas monitoring products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, companies in the semiconductor industry and are used in other applications which involve the handling or generation of hazardous gases. Environment controllers, which provide management of environmental conditions in small structures such as local DSL distribution nodes and buildings at cell tower sites ("cell sites"), are sold to telecommunications companies and their suppliers. FieldServers are typically sold to integration companies that service building and plant automation projects.

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

     The Company recognizes revenue from the sale of FieldServers in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended. Revenue is recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is probable. Additionally software related to the FieldServers should not require significant production, modification or customization; otherwise revenues should be deferred. Deferred revenues at June 30, 2005 were not significant.

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

     c) Employee Stock-Based Compensation

     At June 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No stock options were granted during the three and six month periods ended June 30, 2005, and no employee stock-based compensation expense was recorded during such periods. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                        For The Three Months              For The Six Months
                                                           Ended June 30,                   Ended June 30,
                                                        2005            2004            2005              2004
                                                     ---------        --------        ---------        ---------
Net income (loss):
   As reported                                       $(150,805)       $ 43,806        $(284,640)       $(117,440)
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards         $ (38,000)       $(43,000)       $ (77,000)       $ (85,000)
                                                     ---------        --------        ---------        ---------
         Pro forma                                   $(188,805)       $    806        $(361,640)       $(202,440)
                                                     =========        ========        =========        =========
Basic and diluted net income (loss) per share:
         As reported                                 $   (0.01)       $   0.00        $   (0.03)       $   (0.01)
         Pro forma                                   $   (0.02)       $   0.00        $   (0.03)       $   (0.02)


Inventories
-----------

A summary of inventories as of June 30, 2005 follows:


                Raw Materials              $   714,823
                Work-in-process                594,231
                Finished goods                 257,447
                Obsolescence reserve          (171,325)
                                           -----------
                                           $ 1,395,176
                                           ===========

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

     The Company reported a net loss for the three and six month periods ended June 30, 2005. As a result, 1,065,000 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the three and six month periods ended June 30, 2005 because their inclusion would be antidilutive. The Company reported a net loss for the six month period ended June 30, 2004. As a result, 955,000 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the six month period ended June 30, 2004 because their inclusion would be antidilutive. At June 30, 2005, and 2004, outstanding options to acquire 461,500 shares and 592,000 shares, respectively, of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

     The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six month periods ended June 30, 2005 and 2004, respectively:

                                                   Three months    Six months    Three months    Six months
                                                      ended          ended         ended          ended
                                                     6/30/2005      6/30/2005      6/30/2004     6/30/2004
                                                    ----------     ----------     ----------    ----------
Basic EPS - weighted-average number of common       10,986,546     10,984,046     10,973,215    10,972,319
    shares outstanding
Effect of dilutive potential common shares -              --             --          340,183          --
    stock options outstanding                       ----------     ----------     ----------    ----------
Diluted EPS - weighted-average number of
    common shares and potential common shares
    outstanding                                     10,986,546     10,984,046     11,313,398    10,972,319
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

     In addition, the CEO reviews the following information on revenues by product category:

                                              Three months ended June 30,               Six months ended June 30,
                                          ------------------------------------     ------------------------------------
                                               2005                2004                  2005                2004
                                          ----------------    ----------------     ----------------    ----------------
Gas detection devices                     $       962,819     $     1,295,285      $     2,324,872     $     2,481,030
Environment controllers                           389,181             226,926              694,118             503,788
FieldServers                                      653,402             769,139            1,198,088           1,223,057
                                          ----------------    ----------------     ----------------    ----------------
                                          $     2,005,402     $     2,291,350      $     4,217,078     $     4,207,875
                                          ================    ================     ================    ================

Line-of-Credit
--------------

     In June 2005, the Company renewed its $500,000 line of credit with its commercial bank. There are currently no borrowings and there has been no loan activity by the Company during 2005. Additionally, the Company is currently in compliance with restrictive financial covenants required under the line.

Stock Options
-------------

     No stock options were granted during the three and six month periods ended June 30, 2005 while 100,000 options were granted during the three and six month periods ended June 30, 2004. A total of 5,000 options were exercised by employees during the three month period ended June 30, 2005 and a total of 10,000 options expired during the same period. A total of 5,000 options were exercised by employees during the three month period ended June 30, 2004 with no options expiring during the same period.

Subsequent Events
-----------------

     On July 27, 2005 an officer of the Company exercised an option to acquire 50,000 shares of the Company's common stock at $0.22 per share.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Results of Operations
---------------------

     For the three months ended June 30, 2005, Sierra Monitor Corporation reported net sales of $2,005,402 compared to $2,291,350 for the three months ended June 30, 2004. For the six-month period ended June 30, 2005, net sales were $4,217,078 compared with $4,207,875 in the prior year six-month period. The sales results for the second quarter of fiscal 2005 represent a 13% decrease from the same period in the prior year. The sales results for the first six months of fiscal 2005 are approximately the same as the first six months in the prior year.

     In the second quarter of 2005 sales of our gas detection products were approximately $963,000 compared to $1,295,000 in the second quarter of 2004. For the six month period ended June 30, 2005 our gas detection product sales were $2,325,000 compared to $2,481,000 in the same period in 2004. The lower gas detection revenue in the second quarter of 2005 is due to lower shipments of both our military systems and Sentry systems. Military sales are dependent upon Navy ordering cycles. Sales to the Navy were higher than historical run-rates in the first quarter and lower than normal run-rates in the second quarter of 2005. We anticipated second quarter Sentry system shipments to a large construction project for which orders have been received, but weather delays earlier in the year have delayed construction. Primarily as a result of the delays, our backlog of unreleased shipments increased by $400,000 in the second quarter.

     Sales of Environment Controllers to the telecommunications industry in the second quarter of 2005 were approximately $390,000 compared to $227,000 in the second quarter of 2004. In the six month period ended June 30, 2005 sales of Environment Controllers were approximately $694,000 or a 38% increase to the $504,000 sales for the same period in 2004. The increase in sales reflects a continued gradual increase in the number of new underground vault installations and the number of retrofits, each of which require our integrated Environment Controller.

     In the second quarter of 2005, sales of FieldServers, our communications bridge, were approximately $653,000 compared to approximately $769,000 in the same period in 2004. In the six month period ended June 30, 2005 sales of FieldServers were approximately $1,198,000 or a 2% decrease from $1,223,000 sales reported in the same period in 2004.

     Gross profit of $1,179,071 for the three-month period ended June 30, 2005 was 59% of sales compared to $1,482,921, or 65% of sales, in the same period in the previous year. The gross profit for the six-month period ended June 30, 2005 was $2,496,547, or 59% of sales, compared to $2,654,821, or 63% of sales, in the same period in the previous year. The lower gross margin in both periods is due in part to product mix and in part to labor and benefit expenses. Labor, benefits and contract assembly expenses are, in total, approximately 3% higher in both periods of 2005 compared to 2004. We have undertaken a general price increase for all products in an effort to offset the higher expenses. These price increases require several months to take effect so there is no apparent impact in the current numbers.

     Expenses for research and development, which include new product development and engineering to sustain existing products, were $439,621, or 22% of sales, for the three-month period ending June 30, 2005 compared to $424,714, or 19% of sales, in the comparable period in 2004. In the six-month periods ending June 30, 2005 and June 30, 2004, research and development expenses were $855,332, or 20% of sales, and $916,561, or 22% of sales, respectively. Our product development is currently focused on the continued design of a new family of gas detectors, continued expansion of the library of protocol drivers for FieldServer and development of a FieldServer derivative product named ProtoCessor. The derivative product provides a very low cost hardware platform onto which the FieldServer software functionality can be loaded for sales to Original Equipment Manufacturers.

     Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $657,301, or 33% of sales for the three-month period ended June 30, 2005, compared to $660,444 or 29% of sales, in the comparable period in the prior year. For the six-month periods ending June 30, 2005 and June 30, 2004, selling and marketing expenses were $1,458,032, or 35% of sales, and $1,321,218, or 31% of sales, respectively. The increased selling expenses in the first six months of 2005 are due, primarily, to non-recurring employee transition expenses.

     General and administrative expenses, which consist primarily of salary expenses, building rent and insurance expenses, were $319,843, or 16% of sales, for the three-month period ended June 30, 2005 compared to $326,688, or 14% of sales, in the three-month period ended June 30, 2004. For the six-month periods ending June 30, 2005 and June 30, 2004, general and administrative expenses were $657,587, or 16% of sales, and $612,722, or 15% of sales, respectively. There were no significant changes in general and administrative expenses in the three month period ended June 30, 2005 compared to the same period in the prior year. General and administrative expenses in the six month period ended June 30, 2005 include a non-recurring expense of $30,800 related to warrant issued for services in 2004.

     Our net loss for the three-month period ended June 30, 2005 was $150,805 compared to a net income of $43,806 in the same period of 2004. For the six-month period ended June 30, 2005 our net loss was $284,640 compared to net loss of $117,440 in the same period of 2004. The net loss in both the three and six month periods ended June 30, 2005 is due to lower gross margins and higher fixed expenses without an increase in net sales. The staffing and fixed cost structure were established based on expectations of higher levels of gas detection shipments and incremental business as a result of the release of a new Environment Controller for wireless industry applications. As neither of these revenue expectations has been met, we have made adjustments to the staffing level while maintaining our ability to respond to those opportunities in the future.

Liquidity and Capital Resources
-------------------------------

     Working capital, which is comprised, primarily, of cash, accounts receivable and inventories offset by current liabilities, was $2,773,277 at June 30, 2005. Working capital decreased by $216,427 from December 31, 2004 to June 30, 2005. The decrease in working capital was primarily the result of the net loss of $284,640 and capital investments of approximately $42,000 reduced by approximately $78,000 of depreciation and amortization of fixed assets. Cash on hand, a component of working capital, was $418,489 at June 30, 2005, a decrease of $370,199 compared to December 31, 2004.

     In the current fiscal year, we have not utilized our $500,000 line of credit with our commercial bank. As a result of the net loss sustained during the first six months of 2005 we believe that we will need to borrow against the line of credit to meet cash flow demands. Current resources, which include cash, accounts receivable, and the line of credit are anticipated to be sufficient to fund our anticipated level of operations through at least the next twelve months. The line of credit carries certain covenants related to profitability and it is important that we return to profitable operations to retain the current credit facility.

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

     b) Accounts Receivable and Related Allowances

     Our  domestic  sales are  generally  made on an open  account  basis unless specific experience or knowledge of the customer's potential inability or unwillingness to meet the payment terms dictate secured payments. Our international sales are generally made based on secure payments including cash wire advance payments and letters of credit. International sales are made on open account terms where sufficient historical experience justifies the credit risks involved. In many of our larger sales, the customers are frequently construction contractors who are in need of our field services to complete their work and obtain payment. Management's ability to manage the credit terms and take advantage of the leverage provided by the clients' need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

     We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate. We believe that we have demonstrated the ability to make reasonable and reliable estimates of allowances for doubtful accounts based on significant historical experience.

     c) Inventories

     Inventories are stated at the lower of cost or estimated market, with cost being determined on the first-in, first-out method. The Company uses an Enterprise Requirements Planning ("ERP") software system which provides data upon which management can rely to determine inventory trends and identify excesses. The carrying value of inventory is reduced to market for slow moving and obsolete items based on historical experience and current product demand. We evaluate the carrying value of inventory quarterly. The adequacy of these carrying amounts is dependent upon management's ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

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

                           PART II: OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on May 26, 2005.

     1. At the Annual Meeting, the following directors were elected to serve for the ensuing year and until their successors are elected:

                                         For          Against        Abstain
           Gordon R. Arnold           5,800,984          0              0
           C. Richard Kramlich        5,800,984          0              0
           Jay T. Last                5,800,984          0              0
           Robert C. Marshall         5,800,984          0              0

     2. At the Annual Meeting, Squar, Milner, Reehl & Williamson, LLP was ratified as the Company's independent public accountants for the fiscal year ended December 31, 2005 by the following votes:

                                         For          Against        Abstain
                                      5,800,984          0              0

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

                                                  SIERRA MONITOR CORPORATION
                                                  --------------------------
                                                  Registrant

Date:   August 12, 2005                    By:    /s/ Gordon R. Arnold
                                                  --------------------
                                                  Gordon R. Arnold
                                                  President
                                                  Chief Executive Officer
                                                  Chief Financial Officer

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