Form 10KSB/A
period 2004-12-31
SIERRA MONITOR CORP /CA/
filed 2005-11-15
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                                  FORM 10-KSB/A


(Mark One)

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ___________ to ______________

               Commission file number 0-7441

                -----------------------------------------------

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

                -----------------------------------------------

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share
                                (Title of class)

                -----------------------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2004 were $9,125,536. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 2005 was approximately $3,764,120 based upon the last reported sale price of $0.95 per share on the Over The Counter Bulletin Board, which occurred on March 24, 2005. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 25, 2005 was 10,981,546.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the Registrant's Information Statement for the Annual Shareholders' Meeting to be held on May 26, 2005.

Transitional Small Business Disclosure Format Yes ____; No    X


                                Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-KSB/A (this "Amendment No. 1") amends Sierra Monitor Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005 and is being filed solely to amend the language in the certifications filed in Exhibits 31.1 and 31.2 to comply with Item 601(b)(31) of Regulation S-B. The corrected certifications, filed as Exhibits 31.1 and 31.2 to Amendment No.1 supersede Exhibits 31.1 and 31.2, respectively, as initially filed with the Form 10-KSB. This Amendment No.1 has no impact on our previously reported audited financial statements and notes thereto. Furthermore, the Amendment No. 1 does not reflect events occurring after the filing date of the original Form 10-KSB and does not modify or update the disclosure or exhibits on any form in any way other than as explained above.

Item 13. Exhibits

     (b)  Exhibits.

Exhibit Number             Description
--------------             -----------

3.1(1)         Articles of Incorporation of the Registrant.

3.2(2)         Bylaws of the Registrant.

31.1           Rule 13a-14(e) Certification of Chief Executive Officer

31.2           Rule 13a-14(e) Certification of Chief Financial Officer

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998. SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on November 11, 2005.

                                                 SIERRA MONITOR CORPORATION

                                                 (Registrant)



                                                 By  /s/ Gordon R. Arnold
                                                    ----------------------------
                                                         Gordon R. Arnold
                                                         Chief Executive Officer

Exhibits.

Exhibit Number             Description
--------------             -----------

3.1(1)         Articles of Incorporation of the Registrant.

3.2(2)         Bylaws of the Registrant.

31.1           Rule 13a-14(e) Certification of Chief Executive Officer

31.2           Rule 13a-14(e) Certification of Chief Financial Officer

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.