Form 10QSB
period 2005-09-30
SIERRA MONITOR CORP /CA/
filed 2005-11-15
CIK 100625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 2005
                                    ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No _

The number of shares of the issuer's common stock outstanding, as of November 11, 2005 was 11,051,546

Transitional Small Business Disclosure Format: Yes ; No X_

                                                                    Page 1 of 19
                                                                    ------------

                          PART I: FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           SIERRA MONITOR CORPORATION
                           --------------------------

                             Condensed Balance Sheet
                             -----------------------

                               September 30, 2005

                                   (Unaudited)

                   Assets
                   ------
Current assets:
      Cash                                                            $   431,062
      Trade receivables, less allowance for doubtful accounts           1,530,617
          of approximately $27,000
      Inventories, net                                                  1,424,980
      Prepaid expenses                                                    111,389
      Income taxes receivable                                               1,326
      Deferred income taxes                                               384,139
                                                                      -----------
                    Total current assets                                3,883,513

Property and equipment, net                                               168,534
Deferred income taxes                                                     144,784
Other assets                                                               64,626
                                                                      -----------
                    Total assets                                      $ 4,261,457
                                                                      ===========

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
      Accounts payable                                                $   469,990
      Accrued compensation expenses                                       332,112
      Other current liabilities                                            83,978
      Line of Credit                                                      200,000
                                                                      -----------
                    Total current liabilities                           1,086,080

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.001 par value; 20,000,000 shares authorized;
      11,036,546 shares issued and outstanding                             11,037
      Additional paid-in capital                                        3,227,024
      Accumulated deficit                                                 (62,684)
                                                                      -----------
                    Total shareholders' equity                          3,175,377
                                                                      -----------
                    Total liabilities and shareholders' equity        $ 4,261,457
                                                                      ===========

See accompanying notes to the condensed financial statements.

                                                                    Page 2 of 19
                                                                    ------------

                           SIERRA MONITOR CORPORATION
                           --------------------------

                       Condensed Statements of Operations
                       ----------------------------------

                                   (Unaudited)

                                                           Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                   ------------------------------     ------------------------------
                                                       2005              2004             2005               2004
                                                   ------------      ------------     ------------      ------------
Net sales                                          $  2,204,755      $  2,336,103     $  6,421,833      $  6,543,978
Cost of goods sold                                      903,242           926,298        2,623,773         2,479,352
                                                   ------------      ------------     ------------      ------------
       Gross profit                                   1,301,513         1,409,805        3,798,060         4,064,626
                                                   ------------      ------------     ------------      ------------
Operating expenses
    Research and development                            433,109           410,420        1,288,441         1,326,982
    Selling and marketing                               553,801           675,526        2,011,833         1,996,744
    General and administrative                          302,474           308,866          960,064           921,588
                                                   ------------      ------------     ------------      ------------
                                                      1,289,384      $  1,394,812        4,260,338      $  4,245,314
                                                   ------------      ------------     ------------      ------------
        Income (loss) from operations                    12,129            14,992         (462,278)         (180,688)
Interest income (expense)                                (1,319)                0           (1,319)                0
                                                   ------------      ------------     ------------      ------------
        Income (loss) before income taxes                10,810            14,992         (463,597)         (180,688)
Income tax (benefit) provision                            4,325             5,965         (185,439)          (72,276)
                                                   ------------      ------------     ------------      ------------
        Net income (loss)                          $      6,485             9,027     $   (278,158)         (108,412)
                                                   ============      ============     ============      ============
Basic and diluted net income (loss) available
      to common shareholders per common share      $       0.00      $       0.00     $      (0.03)     $      (0.01)
                                                   ============      ============     ============      ============

Weighted average number of shares used in per
      share computations
                                        Basic:       11,019,879        10,981,546       10,993,768        10,974,879
                                                   ============      ============     ============      ============
                                      Diluted:       11,473,069        11,312,340       10,993,768        10,974,879
                                                   ============      ============     ============      ============

See accompanying notes to the condensed financial statements.

                                                                    Page 3 of 19
                                                                    ------------

                           SIERRA MONITOR CORPORATION
                           --------------------------

                       Condensed Statements of Cash Flows
                       ----------------------------------
                                   (Unaudited)


                                                                      Nine months ended
                                                                        September 30,
                                                                   2005              2004
                                                                -----------      -----------
Cash flows from operating activities:
        Net loss                                                $  (278,154)     $  (108,412)
         Adjustments to reconcile net loss to net cash used
           in operating activities:
           Depreciation and amortization                            114,063          127,435
           Provision for bad debt expense                             8,573           (6,373)
           Provision for inventory losses                            10,602             --
           Deferred income taxes                                   (185,825)         (74,264)
           Warrants compensation expense                             30,800             --
           Changes in operating assets and liabilities:
             Trade receivables                                      (14,607)        (305,558)
             Inventories                                            (84,844)        (106,497)
             Prepaid expenses and other current assets               52,353          115,710
             Other assets                                               324             --
             Accounts payable                                      (116,648)          22,067
             Accrued compensation expenses                           (9,786)         192,025
             Other current liabilities                              (25,173)          (1,402)
                                                                -----------      -----------
               Net cash used in operating activities               (498,322)        (145,269)
                                                                -----------      -----------
Cash flows from investing activities:
        Capital expenditures                                        (71,404)        (118,803)
        Other assets                                                   --             (3,200)
                                                                -----------      -----------
               Net cash used in investing activities                (71,404)        (122,003)
                                                                -----------      -----------
Cash flows from financing activities:
        Proceeds from bank borrowings                               200,000             --
        Proceeds from exercise of stock options                      12,100            2,200
                                                                -----------      -----------
               Net cash provided by financing activities            212,100            2,200
                                                                -----------      -----------
Net decrease in cash                                               (357,626)        (265,072)
Cash at beginning of period                                         788,688        1,055,081
                                                                -----------      -----------
Cash at end of period                                           $   431,062      $   790,009
                                                                ===========      ===========
Supplemental cash flow information
       Cash paid for income taxes                               $     3,292      $     1,458
                                                                ===========      ===========

See accompanying notes to the condensed financial statements.

                                                                    Page 4 of 19
                                                                    ------------

                           SIERRA MONITOR CORPORATION
                           --------------------------

          Notes to the Unaudited Interim Condensed Financial Statements

                               September 30, 2005

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

Accounting Policies
-------------------

     a) Revenue Recognition

     The Company recognizes revenues in accordance with Staff Accounting Bulleting ("SAB") No. 104, "Revenue Recognition," when all of the following conditions exist: a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) the Company's price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectibility is reasonably assured. By product and service type, revenues are recognized when the following specific conditions are met:

                                                                    Page 5 of 19
                                                                    ------------

     Gas Detection and Environment Control Products
     ----------------------------------------------

     Gas Detection and Environment Control products are sold as off-the-shelf products with prices fixed at the time of order. Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between us and our customer as to the specific nature and terms of the agreed-upon sale transaction. Products are shipped and are considered delivered when (a) for FOB factory orders they leave our shipping dock or (b) for FOB customer dock orders upon confirmation of delivery. The creditworthiness of customers is generally assessed prior to the Company accepting a customer's first order. Additionally, international customers and customers who have developed a history of payment problems are generally required to prepay or pay through a letter-of-credit.

     Gas Detection and Environment Control Services
     ----------------------------------------------

     Gas Detection and Environment Control Services consist of field service orders (technical support) and training, which are provided separate from product orders. Orders are accepted in the same forms as discussed for Gas Detection and Environment Control Products above with hourly prices fixed at the time of order. Revenue recognition occurs only when the service activity is completed. Such services are provided to current and prior customers, and, as noted above, creditworthiness has generally already been assessed. In cases where the probability of receiving payment is low, a credit card number is collected for immediate processing.

     FieldServer Products
     --------------------

     FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device. The software embedded in FieldServer products includes two items: (a) A compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer. The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in EITF 00-21, "Revenue Arrangements with Multiple Deliverables," because the Company does not believe that they have value on a stand-alone basis. The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware. Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in Statement of Position (SOP) 97-02, "Software Revenue Recognition", as amended, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

     FieldServer Services
     --------------------

     FieldServer services consist of orders for custom development of protocol drivers. Generally customers place orders for FieldServer products concurrently with their order for protocol drivers. However if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in FieldServer Products above, but due to the non-recurring engineering aspect of the customized driver development the Company is more likely to have a written evidence trail of a quotation and a hard copy order.

                                                                    Page 6 of 19
                                                                    ------------

The  driver  development  involves  further  research  after  receipt  of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program. When development of the driver is complete the customer is notified and can proceed with a FieldServer product (see FieldServer Products above). Revenues for driver development are billed and recognized upon shipment or delivery of the related product that includes the developed protocol drivers (as noted in FieldServer Products above). Collectibility is reasonably assured as described in FieldServer Products above.

     Discounts and Allowances
     ------------------------

     Discounts are applied at time of order entry and sales are processed at net pricing. No allowances are offered to customers.

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

     c) Employee Stock-Based Compensation

     The Company's 1986 Stock Option Plan expired during the quarter ended September 30, 2005. As a result the Company has one stock-based employee compensation plan, the 1996 Stock Plan, at September 30, 2005. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No stock options were granted during the three and nine month periods ended September 30, 2005, and no employee stock-based compensation expense was recorded during such periods. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                      For The Three Months          For The Nine months
                                                      Ended September 30,           Ended September 30,
                                                      2005           2004           2005          2004
                                                   ---------      ---------      ---------      ---------
Net income (loss):
   As reported                                     $   6,485      $   9,027      $(278,158)     $(108,412)
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards       $ (38,000)     $ (41,000)     $(115,000)     $ (82,000)
                                                   ---------      ---------      ---------      ---------
         Pro forma                                 $ (31,515)     $ (31,973)     $(393,158)     $(190,412)
                                                   =========      =========      =========      =========
Basic and diluted net income (loss) per share:
         As reported                               $    0.00      $    0.00      $   (0.03)     $   (0.01)
         Pro forma                                 $   (0.00)     $   (0.00)     $   (0.04)     $   (0.02)

                                                                    Page 7 of 19
                                                                    ------------

Inventories
-----------

A summary of inventories as of September 30, 2005 follows:


      Raw Materials                            $    664,281
      Work-in-process                               667,969
      Finished goods                                256,657
      Obsolescence reserve                         (163,927)
                                               ------------
                                               $  1,424,980
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

     The Company reported a net loss for the nine month periods ended September 30, 2005 and 2004. As a result, 815,000 and 835,000 shares, respectively, of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the nine month period ended September 30, 2004 because their inclusion would be anti-dilutive. At September 30, 2005, and 2004, outstanding options to acquire 336,500 shares and 672,000 shares, respectively, of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

     The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2005 and 2004, respectively:

                                                 Three months    Nine months   Three months    Nine months
                                                     ended          ended          ended          ended
                                                   9/30/2005      9/30/2005      9/30/2004      9/30/2004
                                                  ----------     ----------     ----------     ----------
Basic EPS - weighted-average number of common     11,019,879     10,993,768     10,981,546     10,974,879
    shares outstanding
Effect of dilutive potential common shares -
    stock options outstanding                        453,190           --          330,794           --
                                                  ----------     ----------     ----------     ----------
Diluted EPS - weighted-average number of
    common shares and potential common shares
    outstanding                                   11,473,069     10,993,768     11,312,340     10,974,879
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

                                                                    Page 8 of 19
                                                                    ------------

     In addition, the CEO reviews the following information on revenues by product category:

                                                  Three months ended                        Nine months ended
                                                     September 30,                            September 30,
                                          ------------------------------------     ------------------------------------
                                               2005                2004                  2005                2004
                                          ----------------    ----------------     ----------------    ----------------
Gas detection devices                     $     1,421,706     $     1,352,207      $     3,744,060     $     3,832,996
Environment controllers                           256,930             315,862              952,341             819,846
FieldServers                                      526,119             668,034            1,725,432           1,891,136
                                          ----------------    ----------------     ----------------    ----------------
                                          $     2,204,755     $     2,336,103      $     6,421,833     $     6,543,978
                                          ================    ================     ================    ================

Line-of-Credit
--------------

     In August 2005, the Company borrowed $200,000 from its $500,000 line of credit with its commercial bank. The Company is in compliance with the terms of the loan.

Stock Options
-------------

     No stock options were granted during the three and nine month periods ended September 30, 2005 while 100,000 options were granted during the three and nine month periods ended September 30, 2004. A total of 50,000 options were exercised by employees for cash proceeds of $11,000 during the three month period ended September 30, 2005 and a total of 325,000 options expired during the same period. A total of 5,000 options were exercised by employees for cash proceeds of $1,100 during the three month period ended September 30, 2004 with 35,500 options expiring during the same period.

Subsequent Events
-----------------

     In October, 2005 two former employees of the Company exercised options to acquire 15,000 shares of the Company's common stock.

                                                                    Page 9 of 19
                                                                    ------------

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

ITEM 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations
---------------------

     For the three months ended September 30, 2005, Sierra Monitor Corporation reported net sales of $2,204,755 compared to $2,336,103 for the three months ended September 30, 2004. For the nine-month period ended September 30, 2005, net sales were $6,421,833 compared with $6,543,978 in the prior year nine-month period. The sales results for the third quarter of fiscal 2005 represent a 6% decrease from the same period in the prior year. The sales results for the first nine months of fiscal 2005 represent a 2% decrease for the first nine months in the prior year.

     In the third quarter of 2005 sales of our gas detection products, including service revenues, were approximately $1,422,000 compared to $1,352,000 in the third quarter of 2004. For the nine month period ended September 30, 2005 our gas detection product sales were $3,744,000 compared to $3,833,000 in the same period in 2004. Sales of gas detection products, which were approximately 5% higher in third quarter 2005 compared to third quarter 2004, increased by approximately 48% compared to second quarter 2005. The improved sales were due in part to shipment of Sentry systems to construction projects that were delayed earlier in the year as a result of weather.

     Sales of Environment Controllers to the telecommunications industry, including service revenues, in the third quarter of 2005 were approximately $257,000 compared to $316,000 in the third quarter of 2004. In the nine month period ended September 30, 2005 sales of Environment Controllers were approximately $952,000 or a 16% increase to the $820,000 sales for the same period in 2004. Although sales of controllers for underground telecommunications equipment vaults were lower by 19% in the third quarter of 2005, as a result of periodic fluctuations, compared to the third quarter of 2004, the higher year to date sales in 2005 compared to 2004 reflect a continued gradual increase in the number of new underground vault installations and the number of retrofits, each of which require our integrated Environment Controller.

     In the third quarter of 2005, sales of FieldServers, our communications bridge, including service revenues, were approximately $526,000 compared to approximately $668,000 in the same period in 2004. In the nine month period ended September 30, 2005 sales of FieldServers were approximately $1,725,000 compared to $1,891,000 reported in the same period in 2004, representing a 9% decrease in sales. The decreases in lower third quarter and year to date sales in 2005 compared to the same periods in 2004 are primarily due to the fact that FieldServer sales in the second and third quarter of 2004 included delivery of two large orders for integration of multiple buildings on a university campus and because there was no similar project in the current year.

                                                                   Page 10 of 19
                                                                   -------------

     Gross profit of $1,301,513 for the three-month period ended September 30, 2005 was 59% of sales compared to $1,409,805, or 60% of sales, in the same period in the previous year. The gross profit for the nine-month period ended September 30, 2005 was $3,798,060, or 59% of sales, compared to $4,064,626, or 62% of sales, in the same period in the previous year. The lower gross margin in both periods is primarily due to increased labor expenses including overhead allocations.

     Expenses for research and development, which include new product development and engineering to sustain existing products, were $433,109, or 20% of sales, for the three-month period ending September 30, 2005 compared to $410,420, or 18% of sales, in the comparable period in 2004. In the nine-month periods ending September 30, 2005 and September 30, 2004, research and development expenses were $1,288,441, or 20% of sales, and $1,326,982, or 20% of sales, respectively. We have continued product development focus on a new family of gas detectors. The new gas detectors, marketed as "IT" (Information Technology) products provide enhanced features and backward compatibility with our older gas detectors. Our research and development expenses also include continued development of FieldServer derivative product named ProtoCessor. The derivative product provides a very low cost hardware platform onto which the FieldServer software functionality can be loaded for sales to Original Equipment Manufacturers.

     Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $553,801, or 25% of sales for the three-month period ended September 30, 2005, compared to $675,526 or 29% of sales, in the comparable period in the prior year. For the nine-month periods ending September 30, 2005 and September 30, 2004, selling and marketing expenses were $2,011,833, or 31% of sales, and $1,996,744, or 31% of sales, respectively. The lower selling expenses are due, primarily, to changes in salary and benefits expenses due to a reduction in the number of sales employees.

     General and administrative expenses, which consist primarily of salary expenses, building rent and insurance expenses, were $302,474, or 14% of sales, for the three-month period ended September 30, 2005 compared to $308,866, or 13% of sales, in the three-month period ended September 30, 2004. For the nine-month periods ending September 30, 2005 and September 30, 2004, general and administrative expenses were $960,064, or 15% of sales, and $921,588, or 14% of sales, respectively. There were no significant changes in general and administrative expenses in the three month period ended September 30, 2005 compared to the same period in the prior year. General and administrative expenses in the nine month period ended September 30, 2005 include a non-recurring expense of $30,800 related to warrants issued in 2004 for services received in 2005 and an increase in salary expenses.

     Our net income for the three-month period ended September 30, 2005 was $6,485, comparable to our net income of $9,027 in the same period of 2004. For the nine-month period ended September 30, 2005 our net loss was $278,158 compared to net loss of $108,412 in the same period of 2004. The higher loss in the current year nine month period, compared to the prior year nine month period, is due to lower net sales combined with a small increase in cost of goods sold and fixed expenses.

Liquidity and Capital Resources
-------------------------------

     Working capital, which is comprised, primarily, of cash, accounts receivable and inventories offset by current liabilities, was $2,797,434 at September 30, 2005. Working capital decreased by $192,273 from December 31, 2004 to September 30, 2005. The decrease in working capital was primarily the result

                                                                   Page 11 of 19
                                                                   -------------
of the net loss of $278,158 and capital investments of approximately $71,000 reduced by approximately $114,000 of depreciation and amortization of fixed assets. Cash on hand, a component of working capital, was $431,062 at September 30, 2005, a decrease of $357,626 compared to December 31, 2004.

     During the third quarter we borrowed $200,000 against our line of credit to meet cash flow demands. Cash on hand at September 30, 2005 includes the current $200,000 balance due against the line of credit. As a result of higher sales in the third quarter, compared to the second quarter of 2005, our accounts receivable have increased by approximately $249,000. Our current resources, which include cash, accounts receivable, and the line of credit are anticipated to be sufficient to fund our anticipated level of operations through at least the next twelve months. The line of credit carries certain covenants related to profitability and it is important that we maintain profitable operations to retain the current credit facility.

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

Critical Accounting Policies
----------------------------

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements:

     a) Revenue Recognition

     The Company recognizes revenues in accordance with Staff Accounting Bulleting ("SAB") No. 104, "Revenue Recognition," when all of the following conditions exist: a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms,

                                                                   Page 12 of 19
                                                                   -------------
or services have been rendered; c) the Company's price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectibility is reasonably assured. By product and service type, revenues are recognized when the following specific conditions are met:

     Gas Detection and Environment Control Products
     ----------------------------------------------

     Gas Detection and Environment Control products are sold as off-the-shelf products with prices fixed at the time of order. Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between us and our customer as to the specific nature and terms of the agreed-upon sale transaction. Products are shipped and are considered delivered when (a) for FOB factory orders they leave our shipping dock or (b) for FOB customer dock orders upon confirmation of delivery. The creditworthiness of customers is generally assessed prior to the Company accepting a customer's first order. Additionally, international customers and customers who have developed a history of payment problems are generally required to prepay or pay through a letter-of-credit.

     Gas Detection and Environment Control Services
     ----------------------------------------------

     Gas Detection and Environment Control Services consist of field service orders (technical support) and training, which are provided separate from product orders. Orders are accepted in the same forms as discussed for Gas Detection and Environment Control Products above with hourly prices fixed at the time of order. Revenue recognition occurs only when the service activity is completed. Such services are provided to current and prior customers, and, as noted above, creditworthiness has generally already been assessed. In cases where the probability of receiving payment is low, a credit card number is collected for immediate processing.

     FieldServer Products
     --------------------

     FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device. The software embedded in FieldServer products includes two items: (a) A compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer. The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in EITF 00-21, "Revenue Arrangements with Multiple Deliverables," because the Company does not believe that they have value on a stand-alone basis. The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware. Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in Statement of Position (SOP) 97-02, "Software Revenue Recognition", as amended, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

     FieldServer Services
     --------------------

     FieldServer services consist of orders for custom development of protocol drivers. Generally customers place orders for FieldServer products concurrently with their order for protocol drivers. However if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same

                                                                   Page 13 of 19
                                                                   -------------
manner as described in FieldServer Products above, but due to the non-recurring engineering aspect of the customized driver development the Company is more likely to have a written evidence trail of a quotation and a hard copy order.
The  driver  development  involves  further  research  after  receipt  of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program. When development of the driver is complete the customer is notified and can proceed with a FieldServer product (see FieldServer Products above). Revenues for driver development are billed and recognized upon shipment or delivery of the related product that includes the developed protocol drivers (as noted in FieldServer Products above). Collectibility is reasonably assured as described in FieldServer Products above.

     Discounts and Allowances
     ------------------------

     Discounts are applied at time of order entry and sales are processed at net pricing. No allowances are offered to customers.

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

     d) Off Balance Sheet Arrangements

     As of September 30, 2005, the Company had no off balance sheet arrangements as defined in Item 303(c) of the Securities and Exchange Commission's Regulation S-B.

                                                                   Page 14 of 19
                                                                   -------------

ITEM 3:  CONTROLS AND PROCEDURES
--------------------------------

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, Mr. Arnold has concluded that our disclosure controls and procedures are effective.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                                                   Page 15 of 19
                                                                   -------------

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

                                                    SIERRA MONITOR CORPORATION
                                                    --------------------------
                                                    Registrant

Date:  November 11, 2005                      By:   /s/ Gordon R. Arnold
                                                   --------------------------
                                                    Gordon R. Arnold
                                                    President
                                                    Chief Executive Officer
                                                    Chief Financial Officer


                                                                   Page 16 of 19
                                                                   -------------

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

               (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.


                                                                   Page 17 of 19
                                                                   -------------