Form 10KSB/A
period 2004-12-31
SIERRA MONITOR CORP /CA/
filed 2006-03-16
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 2)

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

                 ----------------------------------------------

      Securities registered under Section 12(b) of the Exchange Act: None.

                  Securities registered under Section 12(g) of
                                the Exchange Act:
                    Common Stock, par value $0.001 per share
                                (Title of class)

                 ----------------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No  ____
     ---

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

Transitional Small Business Disclosure Format Yes ____; No  X
                                                           ---

                                Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-KSB/A (this "Amendment No. 2") amends Sierra Monitor Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005, as amended on November 15, 2005 (the "2004 Form 10-KSB"), and is being filed solely to re-file in its entirety the registrant's 2004 Form 10-KSB, together with the amended and restated certifications that had been attached as Exhibits 31.1 and 31.2 to the registrant's Form 10-KSB/A, Amendment No. 1 to the 2004 Form 10-KSB. The certifications were amended and restated to comply with Item 601(b)(31) of Regulation S-B. The entire 2004 Form 10-KSB is being re-filed as a technicality in response to the Securities and Exchange Commission's comment in a letter dated February 1, 2006. Exhibits 31.3 and 31.4 are filed because an amendment to a form 10-KSB is being filed. Exhibit 32.2 is included because the originally filed financial statements are being re-filed in this amendment. A new consent of Squar, Milner, Reehl & Williamson, LLP is included as Exhibit 23.2.

Because additional exhibits are being filed, the registrant hereby amends and restates "Item 13. Exhibits" of the 2004 Form 10-KSB as well as the exhibit index immediately following the financial statements, each in its entirety, as set forth in this Amendment No. 2.

This Amendment No.2 has no impact on our previously reported audited financial statements and notes thereto. Furthermore, this Amendment No. 2 does not reflect events occurring after the filing date of the original Form 10-KSB and does not modify or update the disclosure or exhibits on any form in any way other than as explained above.

                                   FORM 10-KSB

                           SIERRA MONITOR CORPORATION

                                TABLE OF CONTENTS

                                     PART I.

Item 1.           Description of Business....................................................................     1

Item 2.           Description of Property....................................................................     4

Item 3.           Legal Proceedings..........................................................................     5

Item 4.           Submission of Matters to a Vote of Security Holders........................................     5


PART II.

Item 5.           Market for Common Equity and Related Stockholder Matters ..................................     6

Item 6.           Management's Discussion and Analysis or Plan of Operations.................................     8

Item 7.           Financial Statements.......................................................................     11

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.....................................................     11

Item 8a.          Controls and Procedures ...................................................................     11

Item 8b.          Other Information..........................................................................     11


PART III.

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                  16(a) of the Exchange Act..................................................................     12

Item 10.          Executive Compensation.....................................................................     14

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters ...........................................................     14

Item 12.          Certain Relationships and Related Transactions.............................................     14

Item 13.          Exhibits ..................................................................................     14

Item 14           Principal Accountant Fees and Services.....................................................     15


PART IV.

Part IV.          Financial Statements ......................................................................     F-1

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

     Selected Financial Data.

     The following table sets forth the selected financial data for each of the last five fiscal periods ended December 31, 2004 through 2000

                                                                    Years Ended December 31,
                                           2004              2003             2002             2001              2000
                                      ------------------------------------------------------------------------------------
Net sales                             $9,125,536       $7,868,199        $8,440,518       $9,953,011       $9,442,809
Net income (loss)                     $(185,620)       $(173,603)        $(261,350)       $  381,018       $  669,465
Net income (loss) per share - basic
and diluted                           $   (0.02)       $   (0.02)        $   (0.02)       $     0.03       $     0.06
Total assets                          $4,448,318       $4,230,797        $4,461,849       $4,971,370       $4,812,312

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

Common Stock Prices                                                           High             Low
Quarter ended December 31, 2004                                              $1.01           $0.52
Quarter ended September 30, 2004                                              0.63            0.63
Quarter ended June 30, 2004                                                   0.80            0.45
Quarter ended March 31, 2004                                                  0.75            0.45

Quarter ended December 31, 2003                                              $1.01           $0.40
Quarter ended September 30, 2003                                              1.15            0.20
Quarter ended June 30, 2003                                                   0.45            0.10
Quarter ended March 31, 2003                                                  0.25            0.15

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

     (f)  Equity Compensation Plan Information

     The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

     i. All compensation plans previously approved by security holders; and

     ii.All compensation plans not previously approved by security holders.

---------------------------------------------------------------------------------------------------------------------------
       Plan category          Number of securities to be     Weighted-average exercise    Number of securities remaining
                                issued upon exercise of        price of outstanding        available for future issuance
                                 outstanding options,          options, warrants and      under equity compensation plans
                                  warrants and rights                 rights              (excluding securities reflected
                                                                                                  in column (a))
                                          (a)                          (b)                              (c)
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security                      1,556,500                        $0.76                         204,542
holders
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                    110,000                        $0.65                               -
holders
---------------------------------------------------------------------------------------------------------------------------
Total                                     1,666,500                        $0.75                         204,542
---------------------------------------------------------------------------------------------------------------------------

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

          Statements of Operations for the years ended December 31, 2004 and
          2003

          Statements of Shareholders' Equity for the years ended December 31, 2004 and 2003

          Statements of Cash Flows for the years ended December 31, 2004 and
          2003

          Notes to Financial Statements

     (b)  Exhibits.
Exhibit Number             Description
--------------             -----------

3.1(1)          Articles of Incorporation of the Registrant.
3.2(2)          Bylaws of the Registrant.
4.1(3)          Specimen Common Stock Certificate of the Registrant.
10.1(1)         1986 Stock Option Plan of Registrant as amended on December 1,
                1987.
10.2(4)         1996 Stock Plan of Registrant. 10.3(5) Assignment of
                Intellectual
                Property and Transfer of Rights.
10.4(6)         Assignment of Intellectual Property, Transfer of Rights and
                Asset Purchase Agreement.
10.5(7)         Standard Industrial Lease dated April 4, 2003, by and between
                Geomax and the Registrant.
23.1(8)         Consent of Independent Registered Public Accounting Firm.
23.2            Consent of Independent Registered Public Accounting Firm.
31.1(9)         Rule 13a-14(e) Certification of Chief Executive Officer
31.2(9)         Rule 13a-14(e) Certification of Chief Financial Officer
31.3            Rule 13a-14(e) Certification of Chief Executive Officer
31.4            Rule 13a-14(e) Certification of Chief Financial Officer
32.1(8)         Section 1350 Certification of Chief Executive Officer and Chief
                Financial Officer
32.2            Section 1350 Certification of Chief Executive Officer and Chief
                Financial Officer

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-07441) filed with the SEC on March 27, 2003.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2003.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 13, 1998.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on May 14, 1999.

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 000-07441) filed with the SEC on March 25, 2004.

(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 000-07441) filed with the SEC on March 30, 2005.

(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004 (File No. 000-07441) filed with the SEC on November 15, 2005.

Item 14: Principal Accountant Fees and Services

      The section entitled "Principal Accountant Fees and Services" in the Company's Information Statement is incorporated by reference herein.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 7, 2006.

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

        Date                         Title                              Signature
        ----                         -----                              ---------
March 7, 2006        Chief Executive Officer, Chief
                     Financial Officer and Director
                     (Principal Executive, Financial
                     and Accounting Officer)                 By  /s/  Gordon R. Arnold
                                                                 -------------------------------
                                                                   Gordon R. Arnold


March 7, 2006        Director                                By  /s/  C. Richard Kramlich
                                                                 -------------------------------
                                                                   C. Richard Kramlich


March 7, 2006        Director                                By  /s/  Jay T. Last
                                                                 -------------------------------
                                                                     Jay T. Last


March 7, 2006        Director                                By  /s/  Robert C. Marshall
                                                                 -------------------------------
                                                                   Robert C. Marshall

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

/s/  Squar, Milner, Reehl & Williamson, LLP


Newport Beach, California
February 16, 2005 (except for Note 9, as to which the date is March 16, 2005)

                           SIERRA MONITOR CORPORATION

                                  Balance Sheet

                                December 31, 2004

                           Assets
Current assets:
     Cash                                                                   $   788,688
     Trade receivables, less allowance for doubtful accounts of
       approximately $20,000                                                  1,524,583
     Inventories, net                                                         1,350,738
     Prepaid expenses                                                           165,068
     Deferred income taxes                                                      198,314
                                                                            -----------
              Total current assets                                            4,027,391

Property and equipment, net                                                     208,238
Deferred income taxes                                                           144,784
Other assets                                                                     67,905
                                                                            -----------

              Total assets                                                  $ 4,448,318
                                                                            ===========

                Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                       $   586,638
     Accrued compensation expenses                                              341,898
     Other current liabilities                                                  109,151
                                                                            -----------
              Total current liabilities                                       1,037,687

Commitments and contingencies

Shareholders' equity:
     Common stock, $0.001 par value; 20,000,000 shares authorized;
       10,981,546 shares issued and outstanding                                  10,982
     Additional paid-in capital                                               3,184,179
     Retained earnings                                                          215,470
                                                                            -----------
              Total shareholders' equity                                      3,410,631
                                                                            -----------

              Total liabilities and shareholders' equity                    $ 4,448,318
                                                                            ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                 For the Years Ended December 31, 2004 and 2003

                                                                               2004                2003
                                                                            ----------          -----------
Net sales                                                                   $9,125,536          $ 7,868,199
Cost of goods sold                                                           3,573,271            3,138,801
                                                                            ----------          -----------
           Gross profit                                                      5,552,265            4,729,398
                                                                            ----------          -----------
Operating expenses:
    Research and development                                                 1,810,929            1,493,496
    Selling and marketing                                                    2,769,870            2,353,011
    General and administrative                                               1,259,442            1,143,602
                                                                            ----------          -----------
                                                                             5,840,241            4,990,109
                                                                            ----------          -----------
           Loss from operations                                               (287,976)            (260,711)
Interest income                                                                      -                1,952
                                                                            ----------          -----------
           Loss before provision for income tax benefit                       (287,976)            (258,759)
Income tax benefit                                                            (102,356)             (85,156)
                                                                            ----------          -----------
           Net loss                                                         $ (185,620)         $  (173,603)
                                                                            ==========          ===========
Basic and diluted net loss available to common
    shareholders per common share                                           $    (0.02)         $     (0.02)
                                                                            ==========          ===========
Weighted-average number of shares used in per share computations:
    Basic and diluted                                                       10,976,738           10,971,546
                                                                            ==========          ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                       Statements of Shareholders' Equity

                 For the Years Ended December 31, 2004 and 2003


                                                                                       Notes
                                      Common stock        Additional                 receivable        Total
                                  --------------------     paid-in      Retained        from        shareholders'
                                     Shares     Amount     capital      earnings    shareholders       equity
                                  ----------    ------    ----------    --------    ------------    -------------
Balance as of
   January 1, 2003                10,971,546   $10,972    $3,151,189    $574,693         $(1,329)      $3,735,525
Repayment of notes receivable              -         -             -           -           1,329            1,329
Net loss                                   -         -             -    (173,603)              -         (173,603)
                                  ----------   -------    ----------    --------         -------       ----------
Balance as of
       December 31, 2003          10,971,546    10,972     3,151,189     401,090               -        3,563,251
Stock options exercised               10,000        10        2, 190           -               -            2,200
Warrants granted for
services                                   -         -        30,800           -               -           30,800
Net loss                                   -         -            -       85,620)              -         (185,620)
                                  ----------    ------    ----------    --------         -------       ----------
Balance as of
   December 31, 2004              10,981,546   $10,982    $3,184,179    $215,470         $     -       $3,410,631
                                  ==========   =======    ==========    ========         =======       ==========

    See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                 For the Years Ended December 31, 2004 and 2003

                                                                                    2004          2003
                                                                                  ---------    ----------
Cash flows from operating activities:
   Net loss                                                                       $(185,620)   $ (173,603)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation                                                               139,885       142,300
         Amortization                                                                22,184       142,159
         Loss on disposal of fixed assets                                                 -         5,106
          Deferred income taxes                                                    (107,218)       13,620
         Provision for bad debt expense                                             (19,580)      (14,173)
         Provision for inventory losses                                              79,894             -
         Warrants issued for services                                                30,800             -
         Changes in operating assets and liabilities:
            Trade receivables                                                      (326,351)      171,954
            Inventories                                                            (137,521)      123,531
            Prepaid expenses                                                        (46,139)       25,775
            Income taxes receivable                                                  79,254       74,714
            Other assets                                                                700             -
            Accounts payable                                                        241,560       (20,174)
            Accrued compensation expenses                                           135,999        (8,524)
            Other current liabilities                                                (7,418)      (30,080)
                                                                                  ---------    ----------
               Net cash (used in) provided by operating activities                  (99,571)      452,605

Cash flows from investing activities:
   Purchases of property and equipment                                             (166,522)     (117,712)
   Other asset additions                                                             (2,500)      (20,459)
                                                                                  ---------    ----------
               Net cash used in investing activities                               (169,022)     (138,171)

Cash flows from financing activities:
   Repayment of notes receivable                                                          -         1,329
   Proceeds from exercise of options                                                  2,200             -
                                                                                  ---------    ----------
               Net cash provided by financing activities                              2,200         1,329
                                                                                  ---------    ----------

Net increase (decrease) in cash                                                    (266,393)      315,763

Cash - beginning of year                                                          1,055,081       739,318
                                                                                  ---------    ----------

Cash - end of year                                                                $ 788,688    $1,055,081
                                                                                  =========    ==========

Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes                                     $   3,585    $    1,428
                                                                                  =========    ==========
   Cash paid during the year for interest                                         $       -             -
                                                                                  =========    ==========

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

       Long-Lived Assets

              Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss

       Long-Lived Assets  (continued)

              is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to newly initiated commitments to plan, as defined, by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on the financial statements with respect to future disposal decisions, if any. At December 31, 2004, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

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

              The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however,

       Employee Stock-Based Compensation (continued)

              pro forma disclosures, as if the Company adopted the cost recognition requirement under SFAS 123, are required to be presented (see below). SFAS 123 was amended in December 2004 by SFAS 123-R and accounting treatment under APB 25 will no longer be available after December 31, 2005 (see Significant Recent Accounting Pronouncements below).

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

              The following is a reconciliation of the shares used in the computation of basic and diluted loss per share for the years ended December 31, 2004 and 2003, respectively:

                                                     2004                  2003
                                               ------------------    ------------------
Basic loss per share  -
     weighted-average  number of shares
     of common stock outstanding                  10,976,738            10,971,546
Effect of dilutive stock options                           -                     -
                                               ------------------    ------------------
Diluted loss per share  -
     dilutive potential common shares             10,976,738           10,971,546
                                               ==================    ==================

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

Note 2 - Inventories

       A summary of inventories as of December 31, 2004 follows:

Raw materials                     $  687,143
Work in process                      550,417
Finished goods                       266,503
Obsolescence reserve                (153,325)
                                  ----------
                                  $1,350,738
                                  ==========

Note 3 - Property and Equipment

       A summary of property and equipment as of December 31, 2004 follows:

Machinery and equipment                             $   425,049
Furniture, fixtures, and leasehold improvements         813,543
                                                    -----------
                                                      1,238,592
Less accumulated depreciation and amortization       (1,030,354)
                                                    -----------
                                                    $   208,238
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

       As of December 31, 2004, there were 328,542 shares available for grant under the Company's 1996 Stock Plan. A summary of stock option transactions for the two years ended December 31, 2004 follows:

                                                                          Weighted-
                                                                           average
                                                     Range of              exercise
                                Options               prices                price
                           ------------------   ------------------    -------------------
Balance as of
     January 1, 2003           1,478,500              $0.22 - 1.50          $0.79
Granted                           10,000                   0.23              0.23
Canceled                         (36,000)              0.75 - 1.48           0.96
                           ------------------
Balance as of
     December 31, 2003         1,452,500               0.22 - 1.50           0.78
Granted                          150,000               0.60 - 0.63           0.62
Exercised                        (10,000)                  0.22              0.22
Canceled                         (36,000)              0.22 - 1.48           0.47
                           ------------------
Balance as of
     December 31, 2004         1,556,500               0.22 - 1.50           0.77
                           ==================

       The following table summarizes information about the Company's stock options outstanding under the plans as of December 31, 2004:

                                             Options outstanding                                   Options exercisable
                       ---------------------------------------------------------------   -----------------------------------------
                                                 Weighted-
                                                  average              Weighted-                                   Weighted-
                                                 remaining              average                                     average
     Exercise                Number             contractual             exercise               Number               exercise
      prices              outstanding           life (years)             price              exercisable              price
--------------------   -------------------   -------------------   -------------------   -------------------   -------------------

    $0.22 - 0.75              865,000               4.9                  $0.39                  720,625              $0.41
     0.95 - 1.50              587,500               7.8                   1.37                  320,958               1.37
                       -------------------                                               -------------------

                            1,452,500               6.1                   0.78                1,041,583               0.71
                       ===================                                               ===================

       The weighted average grant date fair values of options granted during the years ended December 31, 2004 and 2003 were $0.59 and $0.22 per share, respectively. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions:

                                                             2004                   2003
                                                     ---------------------- ---------------------
Expected life                                               8 years               8 years
Estimated volatility                                         186%                   150%
Risk-free interest rate                                      4.6%                   1.7%
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

Note 10 - Income Taxes

       The components of income tax benefit consist of the following:

                                         2004                 2003
                                       ---------             --------
Current:
     Federal                           $       -             $(86,512
     State                                 4,863              (12,264)
                                       ---------             --------
           Total current                   4,863              (98,776)
                                       ---------             --------
Deferred:
     Federal                             (62,447)               8,987
     State                               (44,772)               4,633
                                       ---------             --------
           Total deferred               (107,219)              13,620
                                       ---------             --------
                                       $(102,356)            $(85,156)
                                       =========             ========

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

       The provision (benefit) for income tax differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                              2004        2003
                                           ---------    --------
Computed tax (benefit) expense             $ (97,911)   $(87,978)
State taxes, net of federal benefit          (16,802)     (7,903)
Change in valuation of allowance              12,357      10,725
                                           ---------    --------
Tax credits and other
                                           $(102,356)   $(85,156)
                                           =========    ========

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

Exhibits.

       Exhibit Number               Description
       --------------               -----------
3.1(1)          Articles of Incorporation of the Registrant.
3.2(2)          Bylaws of the Registrant.
4.1(3)          Specimen Common Stock Certificate of the Registrant.
10.1(1)         1986 Stock Option Plan of Registrant as amended on
                December 1, 1987.
10.2(4)         1996 Stock Plan of Registrant.
10.3(5)         Assignment of Intellectual Property and Transfer of Rights.
10.4(6)         Assignment of Intellectual Property, Transfer of Rights and
                Asset Purchase Agreement.
10.5(7)         Standard Industrial Lease dated April 4, 2003, by and between
                Geomax and the Registrant.
23.1(8)         Consent of Independent Registered Public Accounting Firm.
23.2            Consent of Independent Registered Public Accounting Firm.
31.1(9)         Rule 13a-14(e) Certification of Chief Executive Officer
31.2(9)         Rule 13a-14(e) Certification of Chief Financial Officer
31.3            Rule 13a-14(e) Certification of Chief Executive Officer
31.4            Rule 13a-14(e) Certification of Chief Financial Officer
32.1(8)         Section 1350 Certification of Chief Executive Officer and Chief
                Financial Officer
32.2            Section 1350 Certification of Chief Executive Officer and Chief
                Financial Officer

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-07441) filed with the SEC on March 27, 2003.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2003.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 13, 1998.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on May 14, 1999.

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 000-07441) filed with the SEC on March 25, 2004.

(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 000-07441) filed with the SEC on March 30, 2005.

(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004 (File No. 000-07441) filed with the SEC on November 15, 2005.