Form 10KSB
period 2005-12-31
SIERRA MONITOR CORP /CA/
filed 2006-03-30
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB


(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ______________

     Commission file number 0-7441

                          ---------------------------

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

                          ---------------------------

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share
                                (Title of class)

                          ---------------------------

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X]

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X____

The Registrant's revenues for the fiscal year ended December 31, 2005 were $8,816,414. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2006 was approximately $4,787,186 based upon the last reported sale price of $0.85 per share on the Over The Counter Bulletin Board, which occurred on March 24, 2006. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 28, 2006 was 11,048,213.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-KSB incorporate information by reference from the Registrant's Information Statement for the Annual Shareholders' Meeting to be held on May 16, 2006.

Transitional Small Business Disclosure Format Yes ____; No _X_

                                   FORM 10-KSB

                           SIERRA MONITOR CORPORATION

                                TABLE OF CONTENTS

PART I.
Item 1.       Description of Business................................................1

Item 2.       Description of Property................................................4

Item 3.       Legal Proceedings......................................................5

Item 4.       Submission of Matters to a Vote of Security Holders....................5


PART II.

Item 5.       Market for Common Equity and Related Stockholder Matters ..............6

Item 6.       Management's Discussion and Analysis or Plan of Operations.............8

Item 7.       Financial Statements..................................................12

Item 8.       Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure..............................12

Item 8a.      Controls and Procedures ..............................................13

Item 8b.      Other Information.....................................................13


PART III.

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act...................14

Item 10.      Executive Compensation................................................15

Item 11.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters ......................................15

Item 12.      Certain Relationships and Related Transactions......................  15

Item 13.      Exhibits .............................................................16

Item 14       Principal Accountant Fees and Services................................16


PART IV.

Part IV.      Financial Statements ................................................F-1

                                     PART I

Item 1.       Description of Business.

     Sierra Monitor Corporation, a California corporation ("SMC" or the "Company") was founded in 1978 to design and develop hazardous gas monitoring devices for the protection of personnel and facilities in industrial work places. The Company has also developed, and continues to develop, various industrial instruments used to monitor and control industrial environments and to enable communication between industrial devices, such as gas detection systems, building automation systems, programmable logic controllers and various analytical systems and sensing devices.

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

     The Company markets gas detection products under the concept of "Gas Risk Management." Gas Risk Management products utilize features such as recorded event information, graphical displays on central computers, and web server displays to allow users to identify hazards and problems before they evolve into incidents which, at a minimum, could cause production delays and may force evacuation of personnel and potentially even damage and injury. By utilizing the Company's FieldServer devices described below, detection data can be presented on computers through a web server function for viewing over the Internet or by localized web browsers. In the three calendar years 2005, 2004 and 2003, revenue from gas detection products was approximately 60%, 60%, and 65% of the Company's sales, respectively.

     In   addition   to   gas   detection   devices,    the   Company   supplies
microprocessor-based environment control products to the telecommunications industry. The control products are used to monitor temperature, gas, smoke and other environmental and security conditions in remote structures such as DSL distribution nodes, fiber optic booster stations and cell-tower site buildings. Environment controllers integrate various functions which would otherwise require discrete controls and alarm handling. The demand for environment controllers is driven, primarily, by new construction of infrastructure for the telecommunications industries. The level of new construction of land line telecommunications infrastructure decreased in 2002 and has remained at depressed levels during 2004 and 2005. As a result, the Company has concentrated product development efforts on wireless industry applications by introducing a new cell site building control system in 2005. The new product, Intelesite, did not contribute significantly to revenue in 2005. Revenue from all products sold to the telecommunications industry was approximately 14% of the Company's sales in 2005 compared with 13% in 2004 and 14% in 2003.

     The Company also manufactures industrial communications bridges. Many industrial instruments, such as gas detection systems, programmable logic controllers, various analytical systems, and building automation systems, communicate in disparate, non-standard, protocols. The Company's communications bridges provide a means for transferring data between these devices using non-standard protocols bridged by a sophisticated data exchange software program. Data can be transmitted to other industrial applications over various wiring platforms including Ethernet. FieldServer Technologies, a wholly owned division of the Company, markets communication bridges under the product name "FieldServer." FieldServer sales are directed to the building automation and process automation industries. In 2005, the Company also introduced a line of original equipment manufacturer (OEM) modules, marketed under the product name ProtoCessors, which allow FieldServer Technologies to be embedded into instruments manufactured by other companies. In 2005, revenue from FieldServer products was approximately 26% of the Company's sales compared to approximately 27% in 2004 and 21% in 2003.

     The Company maintains research and development programs to enhance existing products and to develop new products. The Company's research and development expenses, which include costs for sustaining engineering, were $1,694,977 or 19% of sales, in 2005 compared to $1,810,929, or 20% of sales, in 2004 and $1,493,496, or 19% of sales, in 2003.

     The Company's products are sold through a network of independent sales representatives supervised by regional managers. There are currently 26 authorized representative companies with a total of 28 sales offices in the United States. The majority of the Company's representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products. The Company's internal sales organization includes a Sales Manager, seven Regional Sales Managers, an outside salesperson and various inside support personnel. In addition to its primary factory and office facility in California and a technical support office located in Florida, the Company maintains separate regional sales offices in California, Illinois, Massachusetts, New Jersey, and Texas.

     Products manufactured by the Company are marketed and sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, telecommunications companies, parking garages, landfill rehabilitation projects and building automation projects. The Company considers itself to operate in one business segment. Substantially all of the revenues reported in
Part II, Item 7 are attributable to sales to that single segment.

     At December 31, 2005, the Company had 45 employees, of whom 8 were in research and development; 15 were in marketing, sales and service; 4 were in general administration; and 18 were in operations and manufacturing. At that date, 39 of the Company's employees were located in Milpitas, California, and the remaining employees were located in regional sales and technical support offices. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

     The demand for monitoring devices and other products manufactured by the Company is typically not seasonal and during 2005 and 2004 there were no customers to whom sales exceeded 10% of the Company's net sales. Factors within specific industries such as telecommunications, building automation or petro-chemical processing could affect the Company's sales within that particular industry. The factors may include, but are not limited to, a general economic downturn, labor problems, rapid shifts in technology or introduction of competing products at lower prices.

     The commercial order backlog for the Company's products at December 31, 2005 was approximately $2,100,000 compared with approximately $1,700,000 at December 31, 2004. The backlog includes orders for which the Company has not yet received engineering release from the customer. Since the Company generally ships many of its products within the same quarter that it receives a purchase order and engineering release from the customer for such products, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales.

     The Company's sales team includes a Regional Sales Manager with responsibility for sales development in Latin America. The Regional Sales Manager, based in Dallas, Texas, has responsibility for all direct sales and development of sales channels in the region. In addition, the Company has various agreements with representatives in foreign countries to promote the Company's products but no other formal international marketing program exists. In each of the two years ended December 31, 2005 and 2004, sales to international customers were 17% and 10%, respectively. The Company has no assets in any foreign countries.

     The markets in which the Company participates are highly competitive and generally price sensitive. Most of the Company's competitors have far greater financial, marketing and manufacturing resources than the Company by virtue of their relationships with larger companies as divisions or subsidiaries. The principal competitive factors in the industry are reliability, ease of use, product support, and price. The Company's gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Safety Inc.,
General Monitors Inc., Mine Safety Appliance Company, and Zellweger Ltd. The Company's other products tend to compete with alternate methods and technologies rather than direct equivalent products manufactured by other companies. For example, telephone companies may use discrete temperature, lighting and pump controls as an alternative to integrated control systems. Likewise, potential users of FieldServers may choose to write software programs as an alternative to using our packaged solution.

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

     Selected Financial Data.

     The following table sets forth the selected financial data for each of the last five fiscal periods ended December 31, 2005 through 2000

                                                                    Years Ended December 31,
                                             2005              2004             2003            2002             2001
                                             ----              ----             ----            ----             ----
Net sales                                $ 8,816,414       $ 9,125,536      $ 7,868,199     $ 8,440,518      $ 9,953,011
Net income (loss)                        $  (230,679)      $  (185,620)     $  (173,603)    $  (261,350)     $   381,018
Net income (loss) per share - basic
and diluted                              $     (0.02)      $     (0.02)     $     (0.02)    $     (0.02)     $      0.03
Total assets                             $ 4,392,202       $ 4,448,318      $ 4,230,797     $ 4,461,849      $ 4,971,370

     Certain Factors That May Affect Future Results.

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. Forward-looking statements in this report include, among others, statements regarding (1) the impact of inflation on the Company's results of operations , (2) the sufficiency of cash and accounts receivable, (3) the sufficiency of our reserves for uncollectible amounts, (4) competition and competitive pressures, (5) future sources of revenue, (6) growth, decline and seasonality of revenue; and (7) the Company's improved operating results in the first quarter of 2006. The Company's future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting the Company's industry, lack of growth in the Company's end-markets, and the Company's ability to develop, manufacture, and sell both new and existing products at a profitable yet competitive price.

     The industry in which the Company competes is highly competitive and the Company expects such competition to continue in the future. Most of the Company's competitors are larger than the Company and have substantially greater financial, technical, marketing and manufacturing resources. While the Company has invested in new products, there can be no assurance that it can continue to introduce new products on a timely basis or that certain of its products will not be rendered non-competitive or obsolete by its competitors. The dramatic reduction in spending by the telecommunications industry since 2001 continues to have an adverse impact on our sales, in particular our environment controllers. Our ability to increase overall revenues is partially dependent upon increasing our sales of environment controllers in the telecommunications industry.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II


Item 5.       Market for Common Equity and Related Stockholder Matters

     (a) The Company's common stock is quoted on the OTC Bulletin Board under the symbol "SRMC.OB." There is not an active market for the Company's stock and there is only infrequent trading in limited volume. The high and low closing sales price, as reported by the OTC Bulletin Board system, of the Company's common stock during each fiscal quarter for the Company's last two fiscal years were as follows:

    Common Stock Prices                                  High         Low
    -------------------                                  ----         ---
    Quarter ended December 31, 2005                     $ 1.25      $ 0.65
    Quarter ended September 30, 2005                      1.20        0.65
    Quarter ended June 30, 2005                           1.25        0.95
    Quarter ended March 31, 2005                          1.10        0.56

    Quarter ended December 31, 2004                     $ 1.01      $ 0.52
    Quarter ended September 30, 2004                      0.63        0.63
    Quarter ended June 30, 2004                           0.80        0.45
    Quarter ended March 31, 2004                          0.75        0.45

     These prices  represent  quotations  among dealers without  adjustments for
retail  markups,  markdowns  or  commissions,   and  may  not  represent  actual
transactions.

     (b) As of March 28, 2006 there were approximately 216 holders of record of the Company's common stock and the closing price of the Company's common stock was $0.85. This figure does not include beneficial holders or common stock held in street name, as we cannot accurately estimate the number of these beneficial holders.

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

     (e) Recent Sales of Unregistered Securities

     None

     With respect to the other information required by this item, the section entitled "Equity Compensation Plan Information" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 16, 2006 and to be filed with the SEC within 120 days of December 31, 2005 is incorporated by reference herein.

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

---------------------------- ------------------------------ ---------------------------- ----------------------------------
                              Number of securities to be     Weighted-average exercise    Number of securities remaining
                                issued upon exercise of        price of outstanding        available for future issuance
                                 outstanding options,          options, warrants and      under equity compensation plans
                                  warrants and rights                 rights              (excluding securities reflected
                                                                                                  in column (a))
                                          (a)                           (b)                             (c)
---------------------------- ------------------------------ ---------------------------- ----------------------------------
Equity compensation plans
approved by security                   1,195,500                        $0.76                         388,875
holders
---------------------------- ------------------------------ ---------------------------- ----------------------------------
Equity compensation plans
not approved by security                 110,000                        $0.65                              --
holders
---------------------------- ------------------------------ ---------------------------- ----------------------------------
Total                                  1,305,500                        $0.75                         388,875
---------------------------- ------------------------------ ---------------------------- ----------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Fiscal 2005 vs. Fiscal 2004

     For the year ended December 31, 2005, our net sales were $8,816,414 compared to net sales of $9,125,536 in the prior year ended December 31, 2004. Loss before interest expense and income taxes was $347,766 in 2005 compared to loss before income taxes of $287,976 in 2004. Net loss in 2005 was $230,679, or $0.02 per share, compared to net loss of $185,620, or $0.02 per share, in 2004. Our revenue decreased approximately 3% in 2005 compared with the prior year.

     Our sales of gas detection products decreased approximately 4% in 2005 compared to 2004 primarily due to low sales of integrated systems based on our Sentry controller. The lower system sales were partially offset by sales of discrete gas detection sensor modules that are integrated into systems by third party integrators. New sensor module products we released in both 2004 and 2005 are flexible for either Sentry system applications or third party system integration. Sales of other gas detection products, including sales of products to the military, were slightly higher than the prior year.

     Sales of environment controller products, which are used by telecommunication companies, increased approximately 2% in 2005. The increase was the result of a small increase in the number of integrated systems shipped for underground equipment vaults. We are continuing efforts to promote our new "Intelesite" system specifically designed for environment control of above ground cell site buildings.

     Sales of communications bridges, which are marketed under the brand name FieldServer Technologies, decreased approximately 5% in 2005 compared to 2004. Our FieldServer sales in 2004 included two large projects for building automation of university campuses. There were no similar projects shipped in 2005 but the remaining FieldServer sales increased approximately 7% compared to 2004.

     Gross profit as a percent of sales was 60% in 2005, compared to gross profit of 61% in the prior year. Our gross margins vary by product mix and channel of distribution. Although our 2005 product mix was similar to the prior year, a larger percentage of sales were to international customers. International channel sales are generally discounted but do not require commission payments to sales representatives. The lower net invoice for international sales contributed to the lower gross margin for 2005 compared to 2004.

     Research and development expenses, which include new product development and support for existing products, were $1,694,977 or 19% of net sales, in the year ended December 31, 2005 compared to $1,810,929 or 20% of net sales, in the year ended December 31, 2004. Several new product development programs, which required outside contract engineering, were undertaken during 2004 and completed early in 2005. The resulting lower contract engineering expenses in 2005 were partially offset by additional internal engineering costs for other new product development projects. In addition to continued gas detection product development we also continued work on our line of OEM modules marketed under the brand name ProtoCessor. ProtoCessors allow instrument designers to anticipate multiple communication requirements by integrating a ProtoCessor socket into printed circuit board designs.

     Selling and marketing expenses were $2,652,871 or 30% of net sales, in 2005, compared to $2,769,870 also 30% of net sales, in the prior year. The lower selling expenses are primarily due to lower commissions paid to sales representatives as a result of a higher mix of international sales.

     General and administrative expenses which include salaries and benefits, professional fees, and product and general liability insurance were $1,275,894 or 14% of net sales, in 2005, compared to $1,259,442 also 14% of net sales, in 2004. There were no significant changes in general and administrative expenses.

     As a result of the loss from operations, a tax benefit of $122,112 was recovered in 2005, compared to a tax benefit of $102,356 in 2004. The Company has evaluated its accumulated tax benefit including the fact that the benefits are less than five years and the probability of future income tax to offset the benefit. Based on the evaluation of the probability of future taxable income, the Company has determined that no valuation allowance is currently required. The following comments include forward looking statements regarding the Company's ability to improve its operating results in the first quarter of 2006 which are subject to risks and uncertainties which would have an impact on the Company's valuation allowance. The financial results for the twelve month period ended December 31, 2005 reflect a continuation of losses the Company has experienced in each of the past four years. In determining whether a valuation allowance is currently required, the Company considered the net sales for the six month period ended December 2005 which were $4,599,336, a ten percent improvement over sales of $4,217,078 for the six month period ended June 30, 2005. As a result of the higher sales, improved margins and lower operating expenses, the income from operations for the six month period ended December 31, 2005 was $126,638 compared to an operating loss of $474,408 in the six month period ended June 30, 2005. In addition, the Company's backlog of orders at December 31, 2005 was approximately $2,000,000 compared to the backlog of a year earlier of approximately $1,200,000. Management anticipates that backlog releases for shipment and new business combined with the same level of manufacturing and operating expenses will result in continued improvement in operating results in the first quarter of 2006. The Company's ability to release backlog and improve operating results in the first quarter of 2006 is subject to a number of risks and uncertainties, including customer schedules on construction projects and availability of sufficient quantities of new products for which orders have been received.

Liquidity and Capital Resources.

     The Company's working capital at December 31, 2005 was $2,709,484 compared to the working capital of $2,989,704 at December 31, 2004. There were no significant equity or long term debt transactions in 2005.

     Inventory on hand at December 31, 2005 was $1,666,711, an increase of $315,973 compared to the end of the prior year. During the fourth quarter of 2005 we completed development, and released for manufacturing, a new gas detection sensor module, a new FieldServer module and several ProtoCessor devices. ProtoCessor is a small module that enables Original Equipment Manufacturers (OEM) to integrate FieldServer capabilities into their product designs. Inventories were increased due to initial manufacture of the new items and also due to preparation of a large gas monitoring system that was not delivered prior to the year end.

     At December 31, 2005 we had no long term liabilities.

     We maintain a $500,000 line of credit, secured by certain assets of the Company, with our commercial bank. The line of credit requires annual renewal and compliance with certain restrictive covenants including the requirement to maintain a quick ratio of 1.5:1.0 and a profitability test. At December 31, 2005 the Company was in compliance with the financial covenants and had a $200,000 outstanding balance.

     At December 31, 2005, our balance sheet reflected $656,003 of cash and $1,252,938 of net accounts receivable. At December 31, 2004 our total cash on hand was $788,688 and our net accounts receivable was $1,524,583.

     The Company's management believes that its present resources, including cash and accounts receivable, are sufficient to fund its anticipated level of operations through at least January 1, 2007. There are no plans for significant capital equipment expenditures.

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

     FieldServer Products
     --------------------
     FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device. The software embedded in FieldServer products includes two items:
     (a) A compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer. The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in EITF 00-21, "Revenue Arrangements with Multiple Deliverables," because the Company does not believe that they have value on a stand-alone basis. The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware. Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in Statement of Position (SOP) 97-02, "Software Revenue Recognition", as amended, and therefore the Company recognize revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

     FieldServer Services
     --------------------
     FieldServer services consist of orders for custom development of protocol drivers. Generally customers place orders for FieldServer products concurrently with their order for protocol drivers. However, if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in FieldServer Products above, but due to the non-recurring engineering aspect of the customized driver development the Company is more likely to have a written evidence trail of a quotation and a hard copy order. The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program. When development of the driver is complete the customer is notified and can proceed with a FieldServer product (see FieldServer Products above). Revenues for driver development are billed and recognized upon shipment or delivery of the related product that includes the developed protocol drivers (as noted in FieldServer Products above). Collectibility is reasonably assured as described in FieldServer Products above.

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

     Determination of Applicability of Valuation Allowance

     The Company determines the applicability of a valuation allowance against the accrued tax benefit by evaluating recent trends including sales levels, changes in backlog and fixed expenses. The Company also considers its plans for the current twelve month period regarding activities that would change the level of expenses relative to historical trends.

     At December 31, 2005 the company determined that, based on the improvement in results of the second half of 2005 compared with the first half of 2005, including the profitability, improvement in backlog and plans for continued control of fixed expenses, no valuation allowance against the accrued tax benefit is required.

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

Item 8a.      Controls and Procedures.

     As of the end of the period covered by this report, management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) which includes inquiries made to certain other of our employees. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2005 the Company's disclosure controls and procedures are effective. In addition there have been no significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such internal controls.

Item 8b.      Other Information.

     There were no items required to be disclosed in an 8-K during the quarter ended December 31, 2005 that were not disclosed.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2005, based upon information furnished by such persons:

                                                                                                  Director or
Name                      Principal Occupation or Employment                             Age      Officer Since
----                      ----------------------------------                             ---      -------------
Gordon R. Arnold          Director of the Company;                                       60           1984
                          President, Chief Executive Officer, Chief Financial Officer
                          and Secretary

Michael C. Farr           Vice President of Operations                                   48           1986

Edward K. Hague           Vice President of Engineering                                  44           1997

C. Richard Kramlich       Director of the Company                                        70           1980

Jay T. Last               Director of the Company                                        76           1977

Robert C. Marshall        Director of the Company                                        74           1998

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

     C. Richard Kramlich has been a Director of the Company since 1980. For more than the past five years, Mr. Kramlich has been a general partner of New Enterprise Associates, a venture capital firm. Mr. Kramlich's present board memberships include Fabric7 Systems, Financial Engines, Force10 Networks, Foveon, Informative, Visual Edge Technology, Tabula, Nexthop Techologies, Xoom Corporation and Zhone Technologies. Mr. Kramlich received a Masters in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University.

     Jay T. Last has been a Director of the Company since 1980. Mr. Last, who was one of the founders of the first semiconductor manufacturing company, is a retired technologist and business investor. Mr. Last received a Ph.D. in Physics from Massachusetts Institute of Technology.

     Robert C. Marshall has been a Director of the Company since 1998. Since 1997, Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm. Mr. Marshall currently serves on the board of Bay Microsystems, Fabric7 Systems, OnSite Systems, QuickSilver Technology, and Triformix. Mr. Marshall received a Bachelors degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University.

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

     With respect to the other information required by this item, the sections entitled "Election of Directors - Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 ("Information Statement") for the Company's Annual Meeting of Shareholders to be held on May 16, 2006 and to be filed with the SEC within 120 days of December 31, 2005 are incorporated by reference herein.

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

Item 13.      Exhibits

     (a) Financial Statements. The following documents are filed as part of this report:

          Balance Sheet at December 31, 2005

          Statements of  Operations  for the years ended  December  31, 2005 and
               2004

          Statements of Shareholders' Equity for the years ended December 31, 2005 and 2004

          Statements of Cash Flows for the years  ended  December  31,  2005 and
               2004

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

10.5(7) Standard Industrial Lease dated April 4, 2004, by and between Geomax and the Registrant.

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

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2004.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 13, 1998.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on May 14, 1999.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 14.      Principal Accountant Fees and Services

     The section entitled "Principal Accountant Fees and Services" in the Company's Information Statement is incorporated by reference herein.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 28, 2006.

                                             SIERRA MONITOR CORPORATION

                                             (Registrant)



                                             By  /s/  Gordon R. Arnold
                                                ------------------------------
                                                   Gordon R. Arnold
                                                   Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                        Title                                Signature
     ----                        -----                                ---------
March 28, 2006        Chief Executive Officer, Chief
                      Financial Officer and Director
                      (Principal Executive, Financial
                      and Accounting Officer)                   By  /s/  Gordon R. Arnold
                                                                   --------------------------
                                                                      Gordon R. Arnold

March 28, 2006        Director                                  By  /s/  C. Richard Kramlich
                                                                   --------------------------
                                                                      C. Richard Kramlich


March 28, 2006        Director                                  By  /s/  Jay T. Last
                                                                   --------------------------
                                                                      Jay T. Last


March 28, 2006        Director                                  By  /s/  Robert C. Marshall
                                                                   --------------------------
                                                                       Robert C. Marshall

                                     PART IV



                           SIERRA MONITOR CORPORATION

                              Financial Statements

                                December 31, 2005

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

Statements of Cash Flows                                                   F-5

Notes to Financial Statements                                              F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Sierra Monitor Corporation


We have audited the accompanying balance sheet of Sierra Monitor Corporation (the "Company"), as of December 31, 2005, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/  Squar, Milner, Reehl & Williamson, LLP


Newport Beach, California
February 17, 2006

                           SIERRA MONITOR CORPORATION

                                  Balance Sheet

                                December 31, 2005


                               Assets
Current assets:
     Cash                                                           $   656,003
     Trade receivables, less allowance for doubtful accounts of
       approximately $53,000                                          1,252,938
     Inventories, net                                                 1,666,711
     Prepaid expenses                                                    84,676
     Deferred income taxes                                              213,974
                                                                    -----------
              Total current assets                                    3,874,302

Property and equipment, net                                             150,809
Deferred income taxes                                                   253,712
Other assets                                                            113,379
                                                                    -----------

              Total assets                                          $ 4,392,202
                                                                    ===========

                Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                               $   628,534
     Accrued compensation expenses                                      257,643
     Bank borrowings                                                    200,000
     Other current liabilities                                           78,641
                                                                    -----------
              Total current liabilities                               1,164,818

Commitments and contingencies

Shareholders' equity:
     Common stock, $0.001 par value; 20,000,000 shares
       authorized; 11,048,213 shares issued and outstanding              11,048
     Additional paid-in capital                                       3,231,545
     Retained earnings                                                  (15,209)
                                                                    -----------
              Total shareholders' equity                              3,227,384
                                                                    -----------

              Total liabilities and shareholders' equity            $ 4,392,202
                                                                    ===========


See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Operations

                 For the Years Ended December 31, 2005 and 2004


                                                                        2005            2004
                                                                    ------------    ------------
Net sales                                                           $  8,816,414    $  9,125,536
Cost of goods sold                                                     3,540,438       3,573,271
                                                                    ------------    ------------
           Gross profit                                                5,275,976       5,552,265
                                                                    ------------    ------------
Operating expenses:
    Research and development                                           1,694,977       1,810,929
    Selling and marketing                                              2,652,871       2,769,870
    General and administrative                                         1,275,894       1,259,442
                                                                    ------------    ------------
                                                                       5,623,742       5,840,241
                                                                    ------------    ------------
           Loss from operations                                         (347,766)       (287,976)
Interest expense                                                           5,025              --
                                                                    ------------    ------------
           Loss before provision for income tax benefit                 (352,791)       (287,976)
Income tax benefit                                                      (122,112)       (102,356)
                                                                    ------------    ------------
           Net loss                                                 $   (230,679)   $   (185,620)
                                                                    ============    ============
Basic and diluted net loss attributable to common
    shareholders per common share                                   $      (0.02)   $      (0.02)
                                                                    ============    ============
Weighted-average number of shares used in per share computations:
    Basic and diluted                                                 11,009,724      10,976,738
                                                                    ============    ============


See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                       Statements of Shareholders' Equity

                 For the Years Ended December 31, 2005 and 2004

                                                                                    Notes
                                                        Additional                receivable        Total
                                 Common stock            paid-in       Retained     from         shareholders'
                              Shares       Amount        capital       earnings  shareholders       equity
                              ------       ------        -------       --------  ------------       ------
Balance as of
  December 31, 2003        10,971,546      10,972       3,151,189       401,090        --         3,563,251
Stock options exercised        10,000          10           2,190            --        --             2,200
Warrants compensation
  expense                          --          --          30,800            --        --            30,800
Net loss                           --          --              --      (185,620)       --          (185,620)
                           ----------    --------     -----------   -----------    ------       -----------
Balance as of
  December 31, 2004        10,981,546    $ 10,982     $ 3,184,179   $   215,470    $   --       $ 3,410,631
Stock options exercised        66,667          66          16,566            --        --            16,632
Warrants compensation
   expense                         --          --          30,800            --        --            30,800
Net loss                           --          --              --      (230,679)       --          (230,679)
                           ----------    --------     -----------   -----------    ------       -----------
Balance as of
  December 31, 2005        11,048,213    $ 11,048     $ 3,231,545   $   (15,209)   $   --       $ 3,227,384
                           ==========    ========     ===========   ===========    ======       ===========


See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                            Statements of Cash Flows

                 For the Years Ended December 31, 2005 and 2004

                                                              2005           2004
                                                           -----------    -----------
Cash flows from operating activities:
   Net loss                                                $  (230,679)   $  (185,620)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation                                          133,890        139,885
         Amortization                                           14,722         22,184
         Deferred income taxes                                (124,588)      (107,218)
         Provision for bad debt expense                         34,823        (19,580)
         Provision for inventory losses                        (24,000)        79,894
         Warrants compensation expense                          30,800         30,800
         Changes in operating assets and liabilities:
            Trade receivables                                  236,822       (326,351)
            Inventories                                       (291,973)      (137,521)
            Prepaid expenses                                    80,392        (46,139)
            Income taxes receivable                                 --         79,254
            Other assets                                           325            700
            Accounts payable                                    41,896        241,560
            Accrued compensation expenses                      (84,255)       135,999
            Other current liabilities                          (30,510)        (7,418)
                                                           -----------    -----------
               Net cash used in operating activities          (212,335)       (99,571)

Cash flows from investing activities:
   Purchases of property and equipment                        (136,982)      (166,522)
   Other asset additions                                            --         (2,500)
                                                           -----------    -----------
               Net cash used in investing activities          (136,982)      (169,022)

Cash flows from financing activities:
   Bank borrowings                                             200,000             --
   Proceeds from exercise of options                            16,632          2,200
                                                           -----------    -----------
               Net cash provided by financing activities       216,632          2,200
                                                           -----------    -----------

Net decrease in cash                                          (132,685)      (266,393)

Cash - beginning of year                                       788,688      1,055,081
                                                           -----------    -----------

Cash - end of year                                         $   656,003    $   788,688
                                                           ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes              $     3,292    $     3,585
                                                           ===========    ===========
   Cash paid during the year for interest                  $     5,025             --
                                                           ===========    ===========

See accompanying notes to financial statements.

                           SIERRA MONITOR CORPORATION

                          Notes to Financial Statements

                           December 31, 2005 and 2004


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

Concentrations

     The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $601,000 were in excess of such insured amounts at December 31, 2005.

     The Company grants credit to customers within the United States of America and generally does not require collateral. The Company has international sales (see Note 9) that are generally prepaid or paid through a letter of credit. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although management expects to collect amounts due, actual collections may differ from the estimated amounts.

     No customer accounted for more than 10% of accounts receivable at December 31, 2005. No customers accounted for more than 10% of sales for either of the years ended December 31, 2005 and 2004.

Risks and Uncertainties

     The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the allowance for bad debts on trade receivables, net realization of inventory, realizability of long-lived assets, the provision for warranty returns and deferred income tax asset valuation.

Accounts Receivable


     We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management's knowledge. We believe that we have demonstrated reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company's ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve management.

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

Long-Lived Assets

     Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to newly initiated commitments to plan, as defined, by management. At December 31, 2005, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

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

     At December 31, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 6. The company accounts for those plans under the recognition and measurement principles of APB 25, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                    2005         2004
                                                 ---------    ---------
Net loss:
     As reported                                 $(230,679)   $(185,620)
     Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards   $(155,066)   $(164,501)
                                                 ---------    ---------
     Pro forma                                   $(385,745)   $(350,121)
                                                 =========    =========

Basic and diluted net loss per common share:
        As reported                              $   (0.02)   $   (0.02)
        Pro forma                                $   (0.03)   $   (0.03)


Warranty

     The Company provides a warranty on all electronics sold for a period of two years after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company's ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2005, warranty reserve approximated $40,000, which is recorded under other current liabilities on the balance sheet.

Advertising

     The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations. Advertising expenses were approximately $120,000 and $94,000 for the years ended December 31, 2005 and 2004, respectively.

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

Earnings Per Share

     Under SFAS 128, "Earnings Per Share," basic loss per common share is computed by dividing loss available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the potential common shares had been issued and if the additional common shares were dilutive.

     The following is a reconciliation of the shares used in the computation of basic and diluted loss per share for the years ended December 31, 2005 and 2004, respectively:

                                                   2005         2004
                                                ----------   ----------
Basic loss per share  -
     weighted-average  number of shares
     of common stock outstanding                11,009,724   10,976,738

Effect of dilutive stock options and warrants           --           --
                                                ----------   ----------

Diluted loss per share                                  --
     dilutive potential common shares           11,009,724   10,976,738
                                                ==========   ==========

     For purposes of calculating diluted loss per share, there were no adjustments to net loss.

     The Company reported net losses for the years ended December 31, 2005 and 2004. As a result, options to purchase 1,195,500 and 1,556,500 shares of common stock (see Note 6) as well as warrants to purchase 110,000 shares of common stock in 2004 have been excluded from the calculation of diluted net loss per share, because those shares would be antidilutive.

Comprehensive Income (Loss)

     SFAS 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2005 and 2004, the Company had no items of comprehensive income.

Segments of Business

     SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations, however, the Chief Executive Officer ("CEO") reviews financial information on an entity level (see Note 9).

Fair Value of Financial Instruments

     SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash, trade receivables, accounts payables, accrued liabilities, and bank borrowings approximate their estimated fair values due to the short-term maturities of those financial instruments.

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

Significant Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2004, the effective dates of FIN 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2004; and (b) For all other VIEs: periods ended after December 15, 2004. The December 2003 amendment of FIN 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have any VIE's and does not believe FIN 46 will have any significant effect on the Company's future financial statements.

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


Note 2 - Inventories

     A summary of inventories as of December 31, 2005 follows:

        Raw materials                                    $   662,392
        Work in process                                      873,668
        Finished goods                                       259,975
        Obsolescence reserve                                (129,325)
                                                         -----------
                                                         $ 1,666,711
                                                         ===========

Note 3 - Property and Equipment

     A summary of property and equipment as of December 31, 2005 follows:

        Machinery and equipment                                $   437,779
        Furniture, fixtures, and leasehold improvements            786,778
                                                               -----------
                                                                 1,224,557
        Less accumulated depreciation and amortization          (1,073,748)
                                                               -----------
                                                               $   150,809
                                                               ===========

Note 4 - Other Assets

     As of December 31, 2005, other assets consist principally of lease deposits and certain specifically identifiable intangible assets and technology rights. As of December 31, 2005, the remaining balances of intangible assets were $66,580 net of accumulated amortization of $159,246. Certain fully amortized intangible assets with an original cost of $13,682 were retired during the year-ended December 31, 2005. Future amortization of intangible assets is not estimated to be material.

Note 5 - Related Party Transactions

     There are no related party transactions.


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

     As of December 31, 2005, there were 388,875 shares available for grant under the Company's 1996 Stock Plan. A summary of stock option transactions for the two years ended December 31, 2005 follows:

                                                             Weighted-
                                                             average
                                                Range of     exercise
                                 Options         prices        price
                                 -------         ------        -----
Balance as of
     January 1, 2004            1,452,500       0.22-1.50      0.78

Granted                           150,000       0.60-0.63      0.62
Exercised                         (10,000)           0.22      0.22
Canceled                          (36,000)      0.22-1.48      0.47
                                ---------
Balance as of
     December 31, 2004          1,556,500       0.22-1.50      0.77
Granted                            69,000            1.10      1.10
Exercised                         (66,667)      0.22-0.56      0.25
Canceled                         (363,333)      0.22-1.50      0.92
                                ---------
Balance as of
     December 31, 2005          1,195,500       0.23-1.48      0.76
                                =========

     The following table summarizes information about the Company's stock options outstanding under the plan as of December 31, 2005:

                                         Options outstanding                                         Options exercisable
                       ---------------------------------------------------------------   -----------------------------------------
                                                 Weighted-
                                                  average              Weighted-                                   Weighted-
                                                 remaining              average                                     average
     Exercise                Number             contractual             exercise               Number               exercise
      prices              outstanding           life (years)             price              exercisable              price
--------------------   -------------------   -------------------   -------------------   -------------------   -------------------
   $ 0.23 - 1.48            1,126,500               5.0              $    0.73                  989,000           $   78.00
        1.10                   69,000               9.9                   1.10                       --                0.00
                       -------------------                                               -------------------
                            1,195,500               5.3                   0.76                  989,000                0.78
                       ===================                                               ===================

     The weighted average grant date fair values of options granted during the years ended December 31, 2005 and 2004 were $1.10 and $0.59 per share, respectively. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions:

                                      2005            2004
                                    ---------       --------
Expected life                        8 years        8 years
Estimated volatility                   81%            186%
Risk-free interest rate               4.5%            4.6%
Dividends                             None            None


Note 7- Warrants


     The Company has warrants outstanding to acquire 110,000 shares of common stock at $0.65 per share. The warrants vest over five years. As of December 31, 2005, 33,000 of the 110,000 warrants had vested and are exercisable. The warrants expire on December 31, 2014. No warrants were granted during the year ended December 31, 2005.

Note 8 - Commitments

  Leases

     The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through 2009. Certain leases require the payment of property taxes, utilities and insurance, and provide options to extend the lease term.

     As of December 31, 2005, future minimum lease payments are as follows:

          Year ending
          December 31,
          ------------
              2006                       339,000
              2007                       336,000
              2008                       320,000
              2009                       105,000
              2010                            --
                                     -----------
                                      $1,100,000
                                     ===========


     Rent expense was approximately $369,000 and $363,000 in 2005 and 2004, respectively.

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


Note 9 - Line-of-Credit

     As of December 31, 2005, the Company has a $500,000 line of credit, secured by certain assets of the Company, that bears interest at the Bank's prime rate (7.0% at December 31, 2005) plus 0.5%. The line of credit requires annual renewal and compliance with certain restrictive covenants including the requirement to maintain a quick ratio of 1.5:1.0 and a quarterly profitability test. At December 31, 2005 the Company was in compliance with the financial covenants and had a $200,000 outstanding balance.

Note 10 - Income Taxes

       The components of income tax (benefit) expense consist of the following:

                                          2005          2004
                                        ---------    ---------
        Current:
             Federal                    $      --    $      --
             State                          2,650        4,863
                                        ---------    ---------
                   Total current            2,650        4,863
                                        ---------    ---------
        Deferred:
             Federal                     (112,888)     (62,447)
             State                        (11,874)     (44,772)
                                        ---------    ---------
                   Total deferred        (124,762)    (107,219)
                                        ---------    ---------
                                        $(122,112)   $(102,356)
                                        =========    =========


     At December 31, 2005, the Company has federal net operating loss carryforwards of approximately $400,000 and state tax net operating loss carryforwards of approximately $600,000. In addition, the Company has approximately $18,000 in federal business credit carryforwards and $30,000 in state business credit carryforwards. The carryforwards begin to expire in 2012.

     The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

                                                        2005
                                                     ---------
     Accruals and Reserves                           $ 217,052
     State Taxes                                        (3,077)
     NOL and Credit Carryforwards                      200,396
     Property, Plant and Equipment                      53,316
                                                     ---------
              Total deferred tax assets                467,687

     Valuation Allowance                                    --
                                                     ---------
     Net Deferred Tax Assets                         $ 467,687
                                                     =========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods to which the deferred tax assets are applicable, management believes it is more likely than not the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance is deemed necessary at December 31, 2005.

     The provision (benefit) for income tax differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

                                                    2005         2004
                                                 ---------    ---------
        Computed tax (benefit) expense           $(119,950)   $ (97,911)
        Nondeductible items and other                3,985       12,357
        State taxes, net of federal benefit         (6,147)     (16,802)
                                                 ---------    ---------
        Total Income Tax (Benefit) Expense       $(122,112)   $(102,356)
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

     In addition, the CEO reviews the following information on revenues by product category:

                                          2005         2004
                                       ----------   ----------
        Gas detection devices          $5,282,000   $5,428,000
        Environmental controllers       1,210,000    1,172,000
        FieldServers                    2,324,000    2,525,000
                                       ----------   ----------
                                       $8,816,000   $9,125,000
                                       ==========   ==========


     The Company sells its products to companies located primarily in the United
     States.   In  the  years  ended  December  31,  2005  and  2004,  sales  to international customers were 17% and 10%, respectively.

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