Form 10QSB
period 2006-03-31
SIERRA MONITOR CORP /CA/
filed 2006-05-12
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10 - QSB

(Mark One)

( X )

  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

or

(    )

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____  to  _____

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

The number of shares of the issuer's common stock outstanding, as of May 12 , 2006 was 11,048,213.

Transitional Small Business Disclosure Format:    Yes

No

   X

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheet

March 31, 2006

(Unaudited)

Assets

Current assets:
Cash	$400,527
Trade receivables, less allowance for doubtful accounts
of approximately $47,000	1,706,092
Inventories, net	1,665,286
Prepaid expenses	97,135
Income taxes receivable	1,359
Deferred income taxes	175,414

Total current assets	4,045,813

Property and equipment, net	153,463
Deferred income taxes	253,712
Other assets	107,691

Total assets	$4,560,679

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$638,505
Accrued compensation expenses	343,968
Other current liabilities	92,981
Line of Credit	200,000

Total current liabilities	1,275,454

Commitments and contingencies Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,048,213 shares issued and outstanding	11,048
Additional paid-in capital	3,242,474
Retained earnings	31,703

Total shareholders' equity	3,285,225

Total liabilities and shareholders’ equity	$4,560,679
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2006	2005

Net sales	$2,580,176	2,211,677

Cost of goods sold	1,051,532	894,201

Gross profit	1,528,644	1,317,476

Operating expenses
Research and development	423,528	415,709
Selling and marketing	696,932	800,729
General and administrative	318,787	337,741

	1,439,247	1,554,179

Income (loss) from operations	89,397	(236,703)

Interest income (expense)	(3,924)	-
Income (loss) before income taxes	85,473	(236,703)

Income tax (provision) benefit	(38,561)	102,869

Net income (loss)	$46,912	(133,834)

Net income (loss) available to common shareholders per common share: Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted-average number of shares used in per share computations:
Basic	11,048,213	10,981,546
Diluted	11,526,200	10,981,546
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$46,912	$(133,834)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	35,755	37,549
Provision for bad debt expense	(5,993)	2,250
Provision for inventory losses	(24,860)	9,000
Deferred income taxes	38,561	(102,901)
Stock-based compensation expense	10,929	–
Warrants compensation expense	–	30,800
Change in operating assets and liabilities:
Trade receivables	(447,161)	112,053
Inventories	26,286	(74,767)
Prepaid expenses and other current assets	(13,817)	12,575
Accounts payable	9,970	(46,135)
Accrued compensation expenses	86,325	23,849
Other current liabilities	14,340	8,592

Net cash used in operating activities	(222,753)	(120,969)

Cash flows from investing activities -
Capital expenditures	(32,723)	(39,840)

Net cash used in investing activities	(32,723)	(39,840)

Net decrease in cash	(255,476)	(160,809)

Cash - beginning of period	656,003	788,688

Cash - end of period	$400,527	$627,879

Supplemental cash flow information:

Cash paid for income taxes	$1,359	$1,486

See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

March 31, 2006

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the SEC on March 30, 2006.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of Sierra Monitor Corporation for the interim period have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

Summary of Business

Sierra Monitor Corporation (the “Company”) was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work-places.  In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems used to monitor and control environmental conditions in small, remote structures used for cellular and hard wire telephone equipment. The Company also manufactures a line of products known as communications bridges.  These products provide a means for many industrial instruments to communicate with each other even when they have different communications protocols.  Communications bridges are sold under the name FieldServer by the FieldServer Technologies Division of the Company.

Gas monitoring products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, companies in the semiconductor industry and are used in other applications which involve the handling or generation of hazardous gases.  Environment controllers, which provide management of environmental conditions in small structures such as local DSL distribution nodes and buildings at cell tower sites (“cell sites”), are sold to telecommunications companies and their suppliers.  FieldServers are typically sold to integration companies that service building and plant automation projects.

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SRMC.OB”.

Accounting Policies

a)

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist:  a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectibility is reasonably assured.  By product and service type, revenues are recognized when the following specific conditions are met:

Gas Detection and Environment Control Products

Gas Detection and Environment Control products are sold as off-the-shelf products with prices fixed at the time of order. Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between us and our customer as to the specific nature and terms of the agreed-upon sale transaction.  Products are shipped and are considered delivered when (a) for FOB factory orders they leave our shipping dock or (b) for FOB customer dock orders upon confirmation of delivery.  The creditworthiness of customers is generally assessed prior to the Company accepting a customer’s first order. Additionally, international customers and customers who have developed a history of payment problems are generally required to prepay or pay through a letter-of-credit.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) A compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in Statement of Position (SOP) 97-02, “Software Revenue Recognition”, as amended, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

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

b)

Recent Accounting Standards

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), "Share Based Payment," ("SFAS No. 123(R)").  See Employee Stock-Based Compensation below for more information regarding the effects of adopting this standard.

Other recent accounting pronouncements discussed in the notes to the December 31, 2005 audited financial statements, filed previously with the Securities and Exchange Commission in form 10-KSB, that were required to be adopted during the year ending December 31, 2006, did not have or are not expected to have a significant impact on the Company’s 2006 financial statements.

c)

Employee Stock-Based Compensation

At March 31, 2006, the Company had one approved stock-based employee compensation plan, the 1996 Stock Plan. Additionally, on March 15, 2006 the Board of Directors approved a second stock-based employee compensation plan, the 2006 Stock Plan.  Subject to stockholder approval at the annual meeting on May 16, 2006, this plan would reserve an additional 111,125 shares.  No options have been granted under the 2006 Stock Plan.

Under the 1996 Stock Plan the Company has reserved 1,600,000 shares of common stock for issuance. Options are granted under the 1996 Stock Plan at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date. Prior to January 1, 2006, the Company accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant.

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share Based Payment," ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, will be recognized in the Company's financial statements over their remaining service period. The cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

For the three months ended March 31, 2006, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in salaries and benefits expense of $10,929, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the first-time recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

The adoption of SFAS No. 123(R) had no significant effect on net cash flow.

The following table illustrates the pro forma net income and earnings per share that would have resulted in the three months ended March 31, 2005 from recognizing compensation expense associated with accounting for employee stock-based awards under the provisions of SFAS No. 123(R). The reported and pro forma net income and earnings per share for the three months ended March 31, 2006 are provided for comparative purposes only, since stock-based compensation expense is recognized in the financial statements under the provisions of SFAS No.123(R).

	For The Three Months Ended March 31,
	2006	2005
Net income (loss):
As reported	$ 46,912	$(133,834)
Add: Stock-based employee compensation included in net income (loss)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-	$ (38,000)
Pro forma	$ 46,912	$(171,834)
Basic and diluted net income (loss) per share:
As reported	$ 0.01	$ (0.01)
Pro forma	$ 0.01	$ (0.02)

Inventories

A summary of inventories as of March 31, 2006 follows:

Raw Materials	$ 652,948
Work-in-process	860,268
Finished goods	256,535
Obsolescence reserve	(104,465)
$ 1,665,286

Net Earnings (Loss) per share

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method.  No adjustments to earnings were made for purposes of per share calculations.

The Company has reported a net loss for the period ended March 31, 2005.  As a result, 1,090,000 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the three month period ended March 31, 2005, because their inclusion would be antidilutive.  At March 31, 2006 and 2005, outstanding options to acquire 296,500 and 466,500 shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2006 and 2005, respectively:

	2006	2005
Basic EPS – weighted-average number of common shares outstanding	11,048,213	10,981,546
Effect of dilutive potential common shares – stock options outstanding	477,987	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,526,200	10,981,546

Comprehensive Income

The Company has no significant components of other comprehensive income (loss) and, accordingly, comprehensive income is the same as net loss for all periods presented.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying financial statements.

In addition, the CEO reviews the following information on revenues by product category for the three months ended March 31:

	2006	2005
Gas detection devices	$ 1,592,802	$ 1,359,932
Environment controllers	307,780	306,127
FieldServers	679,594	545,618
	$ 2,580,176	$ 2,211,677

Line-of-Credit

No additional borrowings have been made under their line-of-credit during 2006, the balance was $200,000 at March 31, 2006.  The Company is in compliance at March 31, 2006 with covenants required by the line.

Stock Options

No stock option transactions were recorded for the quarter ended March 31, 2006.

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar words and phrases as they relate to the Company also identify forward-looking statements.  Such statements reflect the current views and assumptions of the Company and are not guarantees of future performance.  These statements are subject to various risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-QSB, including those under the heading “Certain Factors That May Affect Future Results” and those issues described under the heading “Critical Accounting Policies.”  The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 2006, Sierra Monitor Corporation reported net sales of $2,580,176 compared to $2,211,677 for the three months ended March 31, 2005.  The results for the first quarter of fiscal 2006 represent a 17% increase from the same period in the prior year.

Sales of our gas detection systems, which accounted for approximately 60% of total revenue, were 17% higher in the first quarter of 2006 compared to the first quarter of 2005.  Our gas detection sales in the first quarter of 2006 include a shipment of a single order representing approximately ten percent of net sales.  The order was for a large fixed installation system that integrates our Sentry controllers and sensors with our FieldServer communication products.  In addition, higher sales of other multi-point Sentry systems offset lower sales of products to the US Navy compared to the first quarter of 2005.

Sales of environment controllers to the telecommunications industry were approximately unchanged in the first quarter of 2006 compared to the first quarter of 2005.  The mix of sales continues to reflect a relatively low level of infrastructure spending by the larger land-line telephone companies.

Sales of FieldServers, our communications bridge, increased 25% in the first quarter of 2006 compared to the first quarter of 2005.  FieldServer products have historically been sold as multi-port boxes that are used by system integrators for building automation projects and similar applications.  We have developed new products that deliver the same functionality in a very low cost module that can be designed into the other manufacturer products as a component.  The increase in FieldServer sales in the first quarter of 2006 is, in part, due to deliveries of initial production quantities of the new module sold under the product name ProtoCessor.   In addition, we increased the average selling prices of FieldServer boxes by changing discount structures and increasing the amount of added services provided with box products.

Gross profit for the three-month period ended March 31, 2006 was $1,528,645 compared to $1, 317,476 in the same period in the previous year.  In the current period, the gross margin was approximately 59% of net sales compared to 60% of net sales in the same period in the previous year.  The gross margin in both periods was consistent with our historical margins.  The increase in gross profit was due to higher sales in the first quarter of 2006.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $423,525 or 16% of net sales, for the three-month period ended March 31, 2006, compared with $415,709 or 19% of net sales, in the comparable period in 2005.  There has been no significant change in our general level of engineering expense.

Selling and marketing expenses for the three month period ended March 31, 2006 were $696,934 or 27% of net sales, compared to $800,729 or 36% of net sales, in the same period in the prior year.  The lower selling expenses are due, in part, to lower salary expenses as a result of our reduction in the number of sales managers during the second half of 2005.

General and administrative expenses for the first quarter of 2006 were $318,787 or 12% of net sales compared to $337,741 or 15% of net sales in the same period in the prior year.  Administrative expenses in the first quarter of 2005 include a non-recurring expense of $30,800 related to warrants issued for services in 2005.  There were no other significant changes in administration expenses in the first quarter of 2006 compared to the first quarter of 2005.

Our income from operations for the three-month period ended March 31, 2006 was $89,397, compared to a loss of $236,703 in the same period in the prior year.  The change in operating income of $326,099 represents 90% of the increase in net sales.

Net income for the three-month period ended March 31, 2006 was $46,912 or approximately 2% of net sales, compared with net loss of $133,834 or approximately 6% of net sales for the same period in the prior year.  The net income in the first quarter of 2006 compared to the net loss in the first quarter of 2005 is the result of the improved gross profit combined with lower fixed expenses.

Liquidity and Capital Resources

Working capital was approximately $2,770,000 at March 31, 2006, an increase of approximately $61,000 from December 31, 2005.  This was the result of an increase of approximately $453,000 in accounts receivable offset by a decrease in cash of approximately $255,000, and an increase in accrued compensation expense of approximately $86,000.  Accounts receivable, cash, and accrued liabilities are the primary components of our working capital.  We had no change significant change in inventories, another component of working capital.

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

We are currently profitable but there can be no assurance that we will maintain profitability.  If we are not able to maintain profitability, we may not be able to sustain operations.

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

Our short-term liquidity is dependent upon our ability to reduce collection cycles, reduce inventories and manage expenses and cash distribution.  We must also renew or expand our bank line of credit in June 2006 under terms we expect to be similar to the current terms of the line of credit in order to avoid the necessity of more costly funds.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes.  The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories.  Actual results could differ from these estimates.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements:

a)

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist:  a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectibility is reasonably assured.  By product and service type, revenues are recognized when the following specific conditions are met:

Gas Detection and Environment Control Products

Gas Detection and Environment Control products are sold as off-the-shelf products with prices fixed at the time of order. Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between us and our customer as to the specific nature and terms of the agreed-upon sale transaction.  Products are shipped and are considered delivered when (a) for FOB factory orders they leave our shipping dock or (b) for FOB customer dock orders upon confirmation of delivery.  The creditworthiness of customers is generally assessed prior to the Company accepting a customer’s first order. Additionally, international customers and customers who have developed a history of payment problems are generally required to prepay or pay through a letter-of-credit.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) A compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in Statement of Position (SOP) 97-02, “Software Revenue Recognition”, as amended, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

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

b)

Accounts Receivable and Related Allowances

Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer’s potential inability or unwillingness to meet the payment terms dictate secured payments.  Our international sales are generally made based on secure payments including cash wire advance payments and letters of credit.  International sales are made on open account terms where sufficient historical experience justifies the credit risks involved.  In many of our larger sales, the customers are frequently construction contractors who are in need of our field services to complete their work and obtain payment.   Management’s ability to manage the credit terms and take advantage of the leverage of the need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate.  We believe that we have demonstrated the ability to make reasonable and reliable estimates of allowances for doubtful accounts based on significant historical experience.

c)

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method.  The Company uses an Enterprise Requirements Planning (“ERP”) software system which provides data upon which management relies to determine inventory trends and identify excesses.  The carrying value of inventory is reduced to market for slow moving and obsolete items based on historical experience and current product demand.  We evaluate the carrying value of inventory quarterly.  The adequacy of these carrying amounts is dependent upon management’s ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

d)

Off Balance Sheet Arrangements

As of March 31, 2006 the Company had no off balance sheet arrangements as defined in Item 303(c) of the Securities and Exchange Commission’s Regulation S-B.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

(1)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

SIGNATURE

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA MONITOR CORPORATION

Registrant

Date:

May 12, 2006

By:

/s/ Gordon R. Arnold

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

(1)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

Exhibit 31

CERTIFICATION

I, Gordon R. Arnold, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Sierra Monitor Corporation (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:

May 12, 2006

By:

/s/ Gordon R. Arnold

Gordon R. Arnold

Chief Executive Officer

Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Gordon R. Arnold, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of Sierra Monitor Corporation on Form 10-QSB for the quarterly period ended March 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such quarterly report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Sierra Monitor Corporation.

Date:

May 12, 2006

By:

/s/ Gordon R. Arnold

Gordon R. Arnold

Chief Executive Officer

Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Sierra Monitor Corporation and will be retained by Sierra Monitor Corporation and furnished to the Securities and Exchange Commission or its staff upon request.