Form 10QSB
period 2006-06-30
SIERRA MONITOR CORP /CA/
filed 2006-08-11
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10 - QSB

(Mark One)

( X )

Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X ; No

The number of shares of the issuer's common stock outstanding, as of August 11, 2006 was 11,048,213.

Transitional Small Business Disclosure Format:  Yes      ; No   X

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheet

June 30, 2006

(Unaudited)

Assets

Current assets:
Cash	$285,520
Trade receivables, less allowance for doubtful accounts	1,755,641
of approximately $55,000
Inventories, net	1,878,582
Prepaid expenses	108,285
Income taxes receivable	1,359
Deferred income taxes	123,970

Total current assets	4,153,357

Property and equipment, net	127,932
Deferred income taxes	253,712
Other assets	105,745

Total assets	$4,640,746

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$678,735
Accrued compensation expenses	298,649
Bank borrowings	200,000
Other current liabilities	79,998

Total current liabilities	1,257,382

Commitments and contingencies Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,048,213 shares issued and outstanding	11,048
Additional paid-in capital	3,253,403
Retained earnings	118,913

Total shareholders' equity	3,383,364

Total liabilities and shareholders’ equity	$4,640,746
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	$2,576,745	$2,005,402	$5,156,921	$4,217,078
Cost of goods sold	1,018,954	826,331	2,070,486	1,720,531
Gross profit	1,557,791	1,179,071	3,086,435	2,496,547
Operating expenses
Research and development	445,833	439,621	869,361	855,332
Selling and marketing	600,573	657,301	1,297,505	1,458,032
General and administrative	367,930	319,849	686,717	657,587
	1,414,336	1,416,771	2,853,583	2,970,951
Income (loss) from operations	143,455	(237,700)	232,852	(474,404)
Interest income (expense)	(4,801)	-	(8,725)	-
Income (loss) before income taxes	138,654	(237,700)	224,127	(474,404)
Income tax (benefit) provision	51,444	(86,895)	90,005	(189,764)
Net income (loss)	$87,210	$(150,805)	$134,122	$(284,640)
Net income (loss) available to common shareholders per common share
Basic:	$0.01	$(0.01)	$0.01	$(0.03)
Diluted:	$0.01	$(0.01)	$0.01	$(0.03)

Weighted average number of shares used in per share computations
Basic:	11,048,213	10,986,546	11,048,213	10,984,046
Diluted:	11,537,396	10,986,546	11,588,737	10,984,046

See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 134,122	$ (284,640)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	71,032	77,953
Provision for bad debt expense	7,500	6,323
Provision for inventory losses	31,984	18,000
Deferred income taxes	90,004	(189,794)
Warrants compensation expense	–	30,800
Stock based compensation expense	21,858	–
Changes in operating assets and liabilities:
Trade receivables	(510,203)	236,227
Inventories	(243,855)	(62,438)
Prepaid expenses and other current assets	(24,968)	40,156
Other assets	–	324
Accounts payable	50,201	(117,085)
Accrued compensation expenses	41,006	(81,869)
Other current liabilities	1,357	(3,291)
Net cash used in operating activities	(329,962)	(329,334)
Cash flows from investing activities:
Capital expenditures	(40,521)	(41,965)
Net cash used in investing activities	(40,521)	(41,965)
Cash flows from financing activities:
Proceeds from exercise of stock options	–	1,100
Net cash provided by financing activities	–	1,100
Net decrease in cash	(370,483)	(370,199)
Cash at beginning of period	656,003	788,688
Cash at end of period	$ 285,520	$ 418,489
Supplemental cash flow information
Cash paid for income taxes	$ 1,934	$ 2,486

See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

June 30, 2006

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed March 30, 2006.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of Sierra Monitor Corporation for the interim periods have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

c)

Employee Stock-Based Compensation

At June 30, 2006, the Company had one approved stock-based employee compensation plan, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted there under.

Under the 2006 Stock Plan the Company initially reserved 500,000 shares of common stock for issuance. Options are granted under the Stock Plans at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date. Prior to January 1, 2006, the Company accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards (“SFAS”) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant.

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share Based Payment," which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, will be recognized in the Company's financial statements over their remaining service period. The cost will be based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

For the three and six month periods ended June 30, 2006, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in salaries and benefits expense of $10,929 and $21,858, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the first-time recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

The adoption of SFAS No. 123(R) had no significant effect on net cash flow.

The following table illustrates the pro forma net income and earnings per share that would have resulted in the three and six month periods ended June 30, 2005 from recognizing compensation expense associated with accounting for employee stock-based awards under the provisions of SFAS No. 123(R). The reported and pro forma net income and earnings per share for the three and six month periods ended June 30, 2006 are provided for comparative purposes only, since stock-based compensation expense is recognized in the financial statements under the provisions of SFAS No.123(R).

	2006	2005	2006	2005
Net income (loss):
As reported	$87,210	$(150,805)	$34,122	$(284,640)
Add: Stock-based employee compensation included in net income (loss)	10,929	–	21,858	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(10,929)	$(38,000)	$(21,858)	$(77,000)
Pro forma	$87,210	$(188,805)	$34,122	$(361,640)
Basic and diluted net income (loss) per share:
As reported	$0.01	$(0.01)	$0.01	$(0.03)
Pro forma	$0.01	$(0.02)	$0.01	$(0.03)

Inventories

A summary of inventories as of June 30, 2006 follows:

Raw Materials	$ 758,462
Work-in-process	1,001,717
Finished goods	215,744
Obsolescence reserve	(97,341)
$ 1,878,582

Net income (loss) per share

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

The Company reported a net loss for the three and six month periods ended June 30, 2005.  As a result, 1,065,000 shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted loss per share for the three and six month periods ended June 30, 2005 because their inclusion would be antidilutive.  At June 30, 2006, and 2005, outstanding options to acquire 296,500 shares and 461,500 shares, respectively, of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six month periods ended June 30, 2006 and 2005, respectively:

	Three months ended 6/30/2006	Six months ended 6/30/2006	Three months ended 6/30/2005	Six months ended 6/30/2005

Basic EPS – weighted-average number of common shares outstanding	11,048,213	11,048,213	10,986,546	10,984,046
Effect of dilutive potential common shares – stock options outstanding	489,183	540,524	-	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,537,396	11,588,737	10,986,546	10,984,046

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

In addition, the CEO reviews the following information on revenues by product category:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Gas detection devices	$ 1,330,598	$ 962,819	$ 2,923,369	$ 2,324,872
Environment controllers	268,083	389,181	575,830	694,118
FieldServers	978,064	653,402	1,657,722	1,198,088
	$ 2,576,745	$2,005,402	$ 5,156,921	$ 4,217,078

Line-of-Credit

In June 2006, the Company renewed its $500,000 line of credit with its commercial bank.  The outstanding balance as of June 30, 2006 was $200,000.  The Company is in compliance at June 30, 2006 with covenants required by the line of credit.

Stock Options

The shareholders of the Company approved the 2006 Stock Plan on May 16, 2006.  Under the plan 111,125 shares of common stock were reserved for employee stock options.  The 2006 Stock Plan also provides for unissued options from the 1996 Stock Plan to be credited to the pool of shares available for issuance under the 2006 Stock Plan.  At June 30, 2006 a total of 436,896 unissued options were credited to the 2006 Stock Plan providing a pool balance of 548,021 options.  At June 30, 2006, no options had been granted under the 2006 Stock Plan.

No 1996 Stock Plan options were granted during the three and six month periods ended June 30, 2006 and June 30, 2005. No stock options were exercised during the three and six months periods ended June 30, 2006 and a total of 55,000 options expired during the same period.  A total of 5,000 options were exercised by employees during the three and six month periods ended June 30, 2005 and a total of 10,000 options expired during the same periods.

This Form 10-QSB and the accompanying letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to the Company also identify forward-looking statements.  Such statements reflect the current views and assumptions of the Company and are not guarantees of future performance.  These statements are subject to various risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-QSB, including those under the heading “Certain Factors That May Affect Future Results” and those issues described under the heading “Critical Accounting Policies.”  The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended June 30, 2006, Sierra Monitor Corporation reported net sales of $2,576,745 compared to $2,005,402 for the three months ended June 30, 2005.  For the six-month period ended June 30, 2006, net sales were $5,156,921 compared with $4,217,078 in the prior year six-month period.   The sales results for the three and six month periods ended June 30, 2006 represent increases of 28% and 22%, respectively, compared to the same periods in 2005.

In the second quarter of 2006, sales of our gas detection products were approximately $1,331,000 compared to $963,000 in the second quarter of 2005.  For the six month period ended June 30, 2006 our gas detection product sales were approximately $2,923,000 compared to $2,325,000 in the same period in 2005.  These results represent a 38% year over year increase in the second quarter and a 26% year over year increase in the year-to-date period.  The improvements in gas detection revenue in both the first and second quarters of 2006 are due, primarily, to shipments of large integrated systems based on our Sentry digital system.  An increasing percentage of Sentry systems now ship with our new “IT” sensor modules.  Information Technology sensor modules offer more features and more flexible maintenance procedures than older versions of Sentry series gas sensor modules.

Sales of Environment Controllers to the telecommunications industry in the second quarter of 2006 were approximately $268,000 compared to $390,000 in the second quarter of 2005.  In the six-month period ended June 30, 2006 sales of Environment Controllers were approximately $576,000 compared to $694,000 in the same period in 2005.   The lower sales continue to reflect relatively low levels of infrastructure expansion by major telecommunications carriers.

In the second quarter of 2006, sales of FieldServers, our communications bridge, were approximately $978,000 compared to $653,000 in the same period in 2005. In the six month period ended June 30, 2006, sales of FieldServers were approximately $1,658,000 compared to $1,198,000 sales reported in the same period in 2005.  The sales results for the three and six-month periods ended June 30, 2006 represent increases of 50% and 38% respectively compared to the same periods in 2005.  FieldServer revenue includes sales of our ProtoCessor products that offer the features of the FieldServer in a small module for use by original equipment manufacturers.  ProtoCessor shipments were not significant in the first half of 2005 but they represent more than 10% of FieldServer sales in the first two quarters of 2006.  In addition to increases in ProtoCessor sales, we continue to experience broader acceptance of FieldServers by building automation integration companies resulting in repeat sales to existing customers and increased numbers of FieldServers used in each construction project.

Gross profit of $1,557,791 for the three-month period ended June 30, 2006 was 60% of sales compared to $1,179,071, or 59% of sales, in the same period in the previous year.  The gross profit for the six-month period ended June 30, 2006 was $3,086,435, or 60% of sales, compared to $2,496,547, or 59% of sales, in the same period in the previous year.  Gross margins have been maintained even as labor, contract assembly and material prices have increased.  A price increase implemented in the second half of 2005, decreased use of overtime and improved factory loading have all contributed to our ability to meet our objective of 60% gross margin.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $445,833, or 17% of sales, for the three month period ending June 30, 2006 compared to $439,621, or 22% of sales, in the comparable period in 2005.  In the six-month periods ending June 30, 2006 and June 30, 2005, research and development expenses were $869,361, or 17% of sales, and $855,332, or 20% of sales, respectively.  There is no significant change in the level of spending for engineering as we continue to develop and support software programs known as protocol drivers for the FieldServer product line.  In addition we are continuing development of next generation gas detection products.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $600,573, or 23% of sales for the three-month period ended June 30, 2006, compared to $657,301 or 33% of sales, in the comparable period in the prior year.  For the six-month periods ending June 30, 2006 and June 30, 2005, selling and marketing expenses were $1,297,505, or 25% of sales, and $1,458,032, or 35% of sales, respectively.  Lower salary and benefit expenses as a result of our reduction in the number of sales managers during the second half of 2005 were partially offset by higher commissions and training costs for independent sales representatives.  Independent sales representatives are compensated for sales of gas detection equipment and systems by commissions expensed at the time of shipment.

General and administrative expenses, which consist primarily of salary expenses, building rent and insurance expenses, were $367,930 or 14% of sales, for the three-month period ended June 30, 2006 compared to $319,849, or 16% of sales, in the three-month period ended June 30, 2005.  For the six-month periods ending June 30, 2006 and June 30, 2005, general and administrative expenses were $686,717, or 13% of sales, and $657,587, or 16% of sales, respectively.  The increase in general and administrative expenses is, in part, due to higher salary and benefit expenses and also due to higher legal and other professional fees.

Administrative expenses in the first quarter of 2005 include a non-recurring expense of $30,800 related to warrants issued for services in 2004.  There were no other significant changes in administration expenses in the first quarter of 2006 compared to the first quarter of 2005.

In the six month period ended June 30, 2006 our income from operations increased $707,256 compared to the six months period ended June 30, 2005.  The improvement in operating income was the result of our 22% increase in sales, no significant change in gross margin and a four percent increase in fixed expenses.

After interest and tax expenses our net income for the three-month period ended June 30, 2006 was $87,210 compared to a net loss of $150,805 in the same period of 2005.  For the six-month period ended June 30, 2006 our net income was $134,122 compared to net loss of $284,640 in the same period of 2005.

Liquidity and Capital Resources

Working capital was approximately $2,895,975 at June 30, 2006, an increase of approximately $186,491 from December 31, 2005.  This was the result of increases in accounts receivable and inventories totaling approximately $715,000, offset by a decrease in cash of approximately $370,000, and an increase in accrued liabilities of approximately $86,000.  Accounts receivable, inventories, cash, and accrued liabilities are the primary components of our working capital.

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

b)

Accounts Receivable and Related Allowances

Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer’s potential inability or unwillingness to meet the payment terms dictate secured payments.  Our international sales are generally made based on secure payments including cash wire advance payments and letters of credit.  International sales are made on open account terms where sufficient historical experience justifies the credit risks involved.  In many of our larger sales, the customers are frequently construction contractors who are in need of our field services to complete their work and obtain payment.   Management’s ability to manage the credit terms and take advantage of the leverage provided by the clients’ need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate.  We believe that we have demonstrated the ability to make reasonable and reliable estimates of allowances for doubtful accounts based on significant historical experience.

c)

Inventories

Inventories are stated at the lower of cost or estimated market, with cost being determined on the first-in, first-out method.  The Company uses an Enterprise Requirements Planning (“ERP”) software system which provides data upon which management can rely to determine inventory trends and identify excesses.  The carrying value of inventory is reduced to market for slow moving and obsolete items based on historical experience and current product demand.  We evaluate the carrying value of inventory quarterly.  The adequacy of these carrying amounts is dependent upon management’s ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

d)

Off Balance Sheet Arrangements

As of June 30, 2006 the Company had no off balance sheet arrangements as defined in Item 303(c) of the Securities and Exchange Commission’s Regulation S-B.

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

The Annual Meeting of Shareholders of the Company was held on May 16, 2006.

1.  At the Annual Meeting, the following directors were elected to serve for the ensuing year and until their successors are elected:

For

Against

Abstain

Gordon R. Arnold

7,572,253

0

200

C. Richard Kramlich

7,572,253

0

200

Jay T. Last

7,572,253

0

200

Robert C. Marshall

7,572,253

0

200

2.  At the Annual Meeting, the adoption of the Company’s 2006 Plan and the reservation of 500,000 shares of Common Stock for issuance there under, was approved by the following votes:

For

Against

Abstain

7,570,753

1,300

400

3.  At the Annual Meeting, the appointment of Squar, Milner, Reehl & Williamson, LLP as the Company's independent public accountants for the fiscal year ended December 31, 2006 was ratified by the following votes:

For

Against

Abstain

7,572,253

0

200

Item 6.

Exhibits

Exhibit

Number

Description

3.1(1)

Articles of Incorporation of the Registrant.

3.2(2)

Bylaws of the Registrant.

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

August 11, 2006

By:    /s/ Gordon R. Arnold

Gordon R. Arnold

President

Chief Executive Officer

Chief Financial Officer

Index to Exhibits

Exhibit

Number

Description

3.1(1)

Articles of Incorporation of the Registrant.

3.2(2)

Bylaws of the Registrant.

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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