Form 10QSB
period 2006-09-30
SIERRA MONITOR CORP /CA/
filed 2006-11-07
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10 - QSB

(Mark One)

( X )

Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X   ;     No

The number of shares of the issuer's common stock outstanding, as of November 7, 2006 was 11,055,192.

Transitional Small Business Disclosure Format:  Yes        ; No   X

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheet

September 30, 2006

(Unaudited)

Assets

Current assets:
Cash	$334,496
Trade receivables, less allowance for doubtful accounts	1,826,743
of approximately $60,000
Inventories, net	2,128,971
Prepaid expenses	130,094
Deferred income taxes	214,329

Total current assets	4,634,633

Property and equipment, net	110,799
Deferred income taxes	87,045
Other assets	142,345

Total assets	$4,974,822

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$787,863
Accrued compensation expenses	353,344
Bank borrowings	100,000
Income taxes payable	60,281
Other current liabilities	69,716

Total current liabilities	1,371,204

Commitments and contingencies Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,055,192 shares issued and outstanding	11,055
Additional paid-in capital	3,267,563
Retained earnings	325,000

Total shareholders' equity	3,603,618

Total liabilities and shareholders’ equity	$4,974,822
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	$ 2,706,751	$ 2,204,755	$ 7,863,672	$ 6,421,833
Cost of goods sold	1,018,368	903,242	3,088,854	2,623,773
Gross profit	1,688,383	1,301,513	4,774,818	3,798,060
Operating expenses
Research and development	466,990	433,109	1,336,351	1,288,441
Selling and marketing	562,855	553,801	1,860,360	2,011,833
General and administrative	311,945	302,474	998,662	960,064
	1,341,790	1,289,384	4,195,373	4,260,338
Income (loss) from operations	346,593	12,129	579,445	(462,278)
Interest income (expense)	(3,704)	(1,319)	(12,429)	(1,319)
Income (loss) before income taxes	342,889	10,810	567,016	(463,597)
Income tax (benefit) provision	136,802	4,325	226,807	(185,439)
Net income (loss)	$ 206,087	$ 6,485	$ 340,209	$ (278,158)
Net income (loss) available to common shareholders per common share
Basic:	$ 0.02	$ 0.00	$ 0.03	$ (0.03)
Diluted:	$ 0.02	$ 0.00	$ 0.03	$ (0.03)
Weighted average number of shares used in per share computations
Basic:	11,050,539	11,019,879	11,048,988	10,993,768
Diluted:	11,479,136	11,473,069	11,542,967	10,993,768

See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$340,209	$(278,154)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	104,876	114,063
Provision for bad debt expense	6,834	8,573
Provision for inventory losses	(25,984)	10,602
Deferred income taxes	166,312	(185,825)
Warrants compensation expense	–	30,800
Stock based compensation expense	32,787	–
Changes in operating assets and liabilities:
Trade receivables	(580,639)	(14,607)
Inventories	(436,276)	(84,844)
Prepaid expenses and other current assets	(45,418)	52,353
Other assets	26	324
Accounts payable	159,329	(116,648)
Income taxes payable	59,039	(1,456)
Accrued compensation expenses	95,701	(9,786)
Other current liabilities	(7,683)	(23,717)
Net cash used in operating activities	(130,887)	(498,322)
Cash flows from investing activities:
Capital expenditures	(49,108)	(71,404)
Acquisition of other long-term assets	(44,750)	–
Net cash used in investing activities	(93,858)	(71,404)
Cash flows from financing activities:
Proceeds from bank borrowings	100,000	200,000
Repayments made to bank borrowings	(200,000)	–
Proceeds from exercise of stock options	3,238	12,100
Net cash provided by financing activities	(96,762)	212,100
Net decrease in cash	(321,507)	(357,626)
Cash at beginning of period	656,003	788,688
Cash at end of period	$334,496	$431,062
Supplemental cash flow information
Cash paid for income taxes	$1,046	$3,292
Cash paid for interest	$12,429	$1,319

See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2006

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

Summary of Business

Sierra Monitor Corporation was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial workplaces.  In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems used to monitor and control environmental conditions in small, remote structures used for cellular and hard wire telephone equipment.  The Company also manufactures a line of products known as communications bridges.  These products provide a means for many industrial instruments to communicate with each other even when they have different communication protocols.  Communications bridges are sold under the name FieldServer by the FieldServer Technologies Division of the Company.  In addition, the Company provides technical support and training for its gas detection and environment controller products and custom development of its FieldServer products.

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

Gas Detection and Environment Control Services

Gas Detection and Environment Control Services consist of field service orders (technical support) and training, which are provided separate from product orders.  Orders are accepted in the same forms as discussed for Gas Detection and Environment Control Products above with hourly prices fixed at the time of order. Revenue recognition occurs only when the service activity is completed.  Such services are provided to current and prior customers, and, as noted above, creditworthiness has generally already been assessed by the time the services have been performed. In cases where the probability of receiving payment is low, a credit card number is collected for immediate processing.

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

b)

Recent Accounting Standards

Other than the adoption of SFAS No. 123(R) (see Employee Stock-Based Compensation below), recent accounting pronouncements discussed in the notes to the December 31, 2005 audited financial statements, filed previously with the Securities and Exchange Commission in Form 10-KSB, that were required to be adopted during the year ending December 31, 2006, did not have or are not expected to have a significant impact on the Company’s 2006 financial statements.

c)

Employee Stock-Based Compensation

At September 30, 2006, the Company had one approved stock-based employee compensation plan, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder.

Under the 2006 Stock Plan the Company initially reserved 500,000 shares of common stock for issuance. Options are granted under the Stock Plans at the fair market value of the Company's common stock at the grant date, vest ratably over 5 years, and expire 10 years from the grant date. Prior to January 1, 2006, the Company accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards (“SFAS”) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant.

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

For the three and nine month periods ended September 30, 2006, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in salaries and benefits expense of $10,929 and $32,787, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the first-time recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

The adoption of SFAS No. 123(R) had no significant effect on net cash flow.

The following table illustrates the pro forma net income and earnings per share that would have resulted in the three and nine month periods ended September 30, 2005 from recognizing compensation expense associated with accounting for employee stock-based awards under the provisions of SFAS No. 123(R). The reported and pro forma net income and earnings per share for the three and nine month periods ended September 30, 2006 are provided for comparative purposes only, since stock-based compensation expense is recognized in the financial statements under the provisions of SFAS No.123(R).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss):
As reported	$ 206,087	$ 6,485	$ 340,209	$ (278,158)
Add: Stock-based employee compensation included in net income (loss)	10,929	–	32,787	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$ (10,929)	$ (38,000)	$ (32,787)	$ (115,000)
Pro forma	$ 206,087	$ (31,515)	$ 340,209	$ (393,158)
Basic and diluted net income (loss) per share:
As reported	$ 0.02	$ 0.00	$ 0.03	$ (0.03)
Pro forma	$ 0.02	$ 0.00	$ 0.03	$ (0.04)

Inventories

A summary of inventories as of September 30, 2006 follows:

Raw Materials	$ 917,831
Work-in-process	1,090,286
Finished goods	224,195
Obsolescence reserve	(103,341)
$ 2,128,971

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

The Company reported a net loss for the nine month periods ended September 30, 2005.  As a result, 815,000 shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted loss per share for the nine month periods ended September 30, 2005 because their inclusion would be anti-dilutive.  At September 30, 2006, and 2005, outstanding options to acquire 360,000 shares and 336,500 shares, respectively, of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2006 and 2005, respectively:

	Three months ended		Nine months ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Basic EPS – weighted-average number of common shares outstanding	11,050,539	11,019,879	11,048,988	10,993,768
Effect of dilutive potential common shares – stock options outstanding	428,597	453,190	493,979	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,479,136	11,473,069	11,542,967	10,993,768

Comprehensive Income

The Company has no significant components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods presented.

Concentrations

Two customers made up approximately 30% of accounts receivable at September 30, 2006; no other customer individually made up more than 10% of accounts receivable at such date.  Also, no customers individually made up more than 10% of net sales for the nine month period ended September 30, 2006.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying financial statements.

In addition, the CEO reviews the following information on revenues by product category:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Gas detection devices	$ 1,138,143	$ 1,421,706	$ 4,063,177	$ 3,744,060
Environment controllers	654,848	256,930	1,229,010	952,341
FieldServers	913,759	526,119	2,571,485	1,725,432
	$ 2,706,750	$ 2,204,755	$ 7,863,672	$ 6,421,833

Line-of-Credit

As of September 30, 2006, the Company has an outstanding balance of $100,000 on its line of credit.  The Company is in compliance at September 30, 2006 with covenants required by the line of credit.

Stock Options

The shareholders of the Company approved the 2006 Stock Plan on May 16, 2006.  Under the plan 111,125 shares of common stock were reserved for employee stock options.  The 2006 Stock Plan also provides for unissued options from the 1996 Stock Plan to be credited to the pool of shares available for issuance under the 2006 Stock Plan.  At September 30, 2006 a total of 437,396 unissued options were credited to the 2006 Stock Plan from the 1996 Stock Plan providing a pool balance of 548,521 options.  As of September 30, 2006, no options had been granted under the 2006 Stock Plan.

No 1996 Stock Plan options were granted during the three and nine month periods ended September 30, 2006 and 2005. A total of 6,979 stock options were exercised by employees for cash proceeds of $3,238 during the three month period ended September 30, 2006, while 500 options expired during the same period.  A total of 50,000 options were exercised by employees for cash proceeds of $11,000 during the three month period ended September 30, 2005, while a total of 325,000 options expired during the same period.

Subsequent Events

Options to acquire 20,500 shares of the Company’s restricted common stock were granted under the 1996 Stock Plan at a meeting of the Board of Directors on October 23, 2006.  The ten year term options, which vest over five years, were issued to non-management employees at an exercise price of $1.30 per share.  The estimated grant-date fair value of such options approximated $1.30 per share.

This Form 10-QSB and any accompanying letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to the Company also identify forward-looking statements.  Such statements reflect the current views and assumptions of the Company and are not guarantees of future performance.  These statements are subject to various risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-QSB, including those under the heading “Certain Factors That May Affect Future Results” and those issues described under the heading “Critical Accounting Policies.”  The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended September 30, 2006, Sierra Monitor Corporation reported net sales of $2,706,751 compared to $2,204,755 for the three months ended September 30, 2005.  For the nine month period ended September 30, 2006, net sales were $7,863,672 compared with $6,421,833 in the prior year nine-month period.   The sales results for the three and nine month periods ended September 30, 2006 represent increases of 23% in both periods, compared to the same periods in 2005.

In the third quarter of 2006, sales of our gas detection products were approximately $1,138,000 compared to $1,422,000 in the third quarter of 2005.  For the nine month period ended September 30, 2006, our gas detection product sales were approximately $4,063,000 compared to $3,744,000 in the same period in 2005.  These results represent a 20% year over year decrease in the third quarter and a 9% year over year increase in the year-to-date period.  Although shipments of large gas detection systems declined in the third quarter of 2006 compared to the third quarter of 2005, our gas detection product sales have increased steadily in the nine month period of 2006.

Sales of Environment Controllers to the telecommunications industry in the third quarter of 2006 were approximately $655,000 compared to $257,000 in the third quarter of 2005.  In the nine month period ended September 30, 2006 sales of Environment Controllers were approximately $1,229,000 compared to $952,000 in the same period in 2005.  The higher level of sales in both the three and nine month periods of 2006 are due, in part, to a single, one-time, large order to replace aging monitors in one telephone company’s remote underground communications sites.

In the third quarter of 2006, sales of FieldServer products, our communications bridges, were approximately $914,000 compared to $526,000 in the same period in 2005. In the nine month period ended September 30, 2006, sales of FieldServers were approximately $2,571,000 compared to $1,725,000 sales reported in the same period in 2005.  The sales results for the three and nine month periods ended September 30, 2006 represent increases of 74% and 49% respectively compared to the same periods in 2005.  FieldServer revenue includes sales of our ProtoCessor products that offer the features of the FieldServer in a small module for use by original equipment manufacturers.  As a new product group, ProtoCessor shipments were not significant in the first nine months of 2005.  In the three and nine month periods ended September 30, 2006, ProtoCessor sales represent approximately 12 % of FieldServer revenues.  In addition to increases in ProtoCessor sales, we continue to experience broader acceptance of FieldServers by building automation integration companies resulting in repeat sales to existing customers and increased numbers of FieldServers used in each construction project.

Gross profit of $1,688,383 for the three month period ended September 30, 2006 was 62% of sales compared to $1,301,513, or 59% of sales, in the same period in the previous year.  The gross profit for the nine month period ended September 30, 2006 was $4,774,818, or 60% of sales, compared to $3,798,060, or 59% of sales, in the same period in the previous year.  The improvement in gross margins for both the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 is due, primarily, to the change in product mix.  FieldServer products have higher software content than gas detection products and hence a higher margin level.  The higher percentage of FieldServer sales contributes to higher overall gross margins.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $466,990, or 17% of sales, for the three month period ended September 30, 2006 compared to $433,109, or 20% of sales, in the comparable period in 2005.  In the nine month periods ended September 30, 2006 and September 30, 2005, research and development expenses were $1,336,351, or 17% of sales, and $1,288,441, or 20% of sales, respectively.  Although there is no significant change in the overall level of spending for engineering, development work has been refocused toward gas detection product development and ProtoCessor engineering.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $562,855, or 21% of sales for the three month period ended September 30, 2006, compared to $553,801 or 25% of sales, in the comparable period in the prior year.  For the nine month periods ended September 30, 2006 and September 30, 2005, selling and marketing expenses were $1,860,360, or 24% of sales, and $2,011,833, or 31% of sales, respectively.  Lower salary and benefit expenses as a result of our reduction in the number of sales managers during the second half of 2005 were partially offset by higher commissions and training costs for independent sales representatives.  Independent sales representatives are compensated for sales of gas detection equipment and systems by commissions expensed at the time of shipment.

General and administrative expenses, which consist primarily of salary expenses, building rent and insurance expenses, were $311,945 or 12% of sales, for the three month period ended September 30, 2006 compared to $302,474, or 14% of sales, in the three month period ended September 30, 2005.  For the nine month periods ended September 30, 2006 and September 30, 2005, general and administrative expenses were $998,662, or 13% of sales, and $960,064, or 15% of sales, respectively.  The increase in general and administrative expenses is, in part, due to higher salary and benefit expenses and also due to higher legal fees related to deposition taken of management in a third party lawsuit in which the company was not named and other professional fees.

In the three month period ended September 30, 2006 our income from operations was $342,889 compared to $10,810 in the three month period ended September 30, 2005.  In the nine month period ended September 30, 2006, our income from operations was $567,016 compared to a loss of $463,597 in the nine month period ended September 30, 2005.  The improvement in income in the year to date nine month period is $1,030,613 compared to the same period in 2005.  The improvement in operating income is the result of our 22% increase in revenue of $1,441,839 combined with improved gross margins and lower selling and marketing expenses

After interest and tax expenses, our net income for the three-month period ended September 30, 2006 was $206,087 compared to $6,485 in the same period of 2005.  For the nine month period ended September 30, 2006, our net income was $340,209 compared to net loss of $278,158 in the same period of 2005.

Liquidity and Capital Resources

Working capital was approximately $3,263,000 at September 30, 2006, an increase of approximately $554,000 from December 31, 2005.   Our accounts receivable have increased approximately $575,000 as a result of higher monthly sales.  Our normal collection cycle experience is less than sixty days.  Inventories have increased approximately $450,000.  Inventories increase as we support higher levels of sales but they have also increased to support anticipated sales levels for new products including ProtoCessor and new gas detection modules.  Increases in current liabilities of approximately $200,000 include tax payable and general accounts payable.  Cash has decreased by approximately $322,000.  Accounts receivable, inventories, and cash are the primary components of our working capital.

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

The industry in which we compete is highly competitive and we expect such competition to continue in the future.  Most of our competitors are larger than our company and have substantially greater financial, technical, marketing and manufacturing resources.  While we have invested in new products, there can be no assurance that we can continue to introduce new products on a timely basis or that some of our products will not be rendered non-competitive or obsolete by our competitors.

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

d)

Off Balance Sheet Arrangements

As of September 30, 2006 the Company had no off-balance sheet arrangements as defined in Item 303(c) of the Securities and Exchange Commission’s Regulation S-B.

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

November 7, 2006

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