Form 10KSB
period 2006-12-31
SIERRA MONITOR CORP /CA/
filed 2007-03-21
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006.

[  ]

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________  to   ______________

Commission file number 0-7441

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

Yes

No        X

The Registrant's revenues for the fiscal year ended December 31, 2006 were $10,854,807.  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2007 was approximately $5,339,361 based upon the last reported sale price of $1.50 per share on the Over The Counter Bulletin Board, which occurred on March 1, 2007.  For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933.  This determination is not necessarily conclusive.

The number of shares of the Registrant's common stock outstanding as of March 1, 2007 was 11,055,192.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 9, and information required under Items 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-KSB is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007.

Transitional Small Business Disclosure Format Yes ____; No    X

FORM 10-KSB

SIERRA MONITOR CORPORATION

PART I

Item 1.

Description of Business.

Sierra Monitor Corporation, a California corporation (the “ Company ” ) was founded in 1978 to design and develop hazardous gas monitoring devices for the protection of personnel and facilities in industrial work places.  The Company has also developed, and continues to develop, various industrial instruments used to monitor and control industrial environments and to enable communication between industrial devices, such as gas detection systems, building automation systems, programmable logic controllers and various analytical systems and sensing devices.

The Company continues to design, manufacture and market products which detect combustible and toxic gases for the protection of personnel and facilities.  Gases which create a hazard to people and facilities can result from the manufacturing process or occur naturally in a wide variety of locations in the workplace, commercial areas and homes.  The motivation for installation of gas detection devices is driven by industrial safety professionals guided by the United States Occupational Safety and Health Administration, state and local governing bodies, insurance companies and various industry rule making bodies.

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

The Company markets gas detection products under the concept of “ Gas Risk Management. ”  Gas Risk Management products utilize features such as recorded event information, graphical displays on central computers, and web server displays to allow users to identify hazards and problems before they evolve into incidents which, at a minimum, could cause production delays and may force evacuation of personnel and potentially even damage and injury.  By utilizing the Company’s FieldServer devices described below, detection data can be presented on computers through a web server function for viewing over the Internet or by localized web browsers.  In the three calendar years 2006, 2005 and 2004, revenue from gas detection products was approximately 52%, 60%, and 60% of the Company's sales, respectively.

In addition to gas detection devices, the Company supplies microprocessor-based environment control products to the telecommunications industry.  The control products are used to monitor temperature, gas, smoke and other environmental and security conditions in remote structures such as DSL distribution nodes, fiber optic booster stations and cell-tower site buildings.  Environment controllers integrate various functions which would otherwise require discrete controls and alarm handling. Revenue from all products sold to the telecommunications industry was approximately 14% of the Company’s sales in 2006 compared with 14% in 2005 compared and 13% in 2004.

The Company also manufactures industrial communications bridges.  Many industrial instruments, such as gas detection systems, programmable logic controllers, various analytical systems and building automation systems, communicate in disparate, non-standard protocols.  The Company’s communications bridges provide a means for transferring data between these devices using non-standard protocols bridged by a sophisticated data exchange software program.  Data can be transmitted to other industrial applications over various wiring platforms including Ethernet.  FieldServer Technologies, a wholly owned division of the Company, markets communications bridges under the product name “ FieldServer. ”  FieldServer sales are directed to the building automation and process automation industries.  In 2005, the Company introduced a line of original equipment manufacturer (“OEM”) modules, marketed under the product name ProtoCessor, which allow FieldServer products to be embedded into instruments manufactured by other companies.

In 2006 combined revenue from FieldServer and ProtoCessor sales was approximately 35% of the Company’s sales compared to approximately 26% in 2005 and 27% in 2004.

The Company maintains research and development programs to enhance existing products and to develop new products.  The Company’s research and development expenses, which include costs for sustaining engineering, were $1,810,637 or 17% of sales in 2006 compared to $1,694,977 or 19% of sales in 2005 and $1,810,929, or 20% of sales, in 2004.

The Company's products are sold through a network of independent sales representatives supervised by regional managers.  There are currently 27 authorized representative companies in the United States.  The majority of the Company's representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products.  The Company's internal sales organization includes a Sales Manager, six Regional Sales Managers, an outside salesperson and various inside support personnel.  In addition to its primary factory and office facility in California and a technical support office located in Florida, the Company maintains separate regional sales offices in California, Illinois, Massachusetts, New Jersey, and Texas.

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

At December 31, 2006, the Company had 48 full-time employees, of whom 8 were in research and development; 16 were in marketing, sales and service; 4 were in general administration; and 20 were in operations and manufacturing.  At that date, 40 of the Company's employees were located in Milpitas, California, and the remaining employees were located in regional sales and technical support offices.  None of the Company's employees are represented by a labor union.  The Company believes that its relationship with its employees is satisfactory.

The demand for monitoring devices and other products manufactured by the Company is typically not seasonal and during 2006 and 2005 there were no customers to whom sales exceeded 10% of the Company’s net sales.   Factors within specific industries, such as telecommunications, building automation or petro-chemical processing, could affect the Company’s sales within that particular industry.  Those factors may include, but are not limited to, a general economic downturn, labor problems, rapid shifts in technology or introduction of competing products at lower prices.

The commercial order backlog for the Company's products at December 31, 2006 was approximately $2,200,000, compared with approximately $2,100,000 at December 31, 2005.  The backlog includes orders for which the Company has not yet received engineering release from the customer.  Since the Company generally ships many of its products within the same quarter that it receives a purchase order and engineering release from the customer for such products, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales.

The Company’s sales team includes a Regional Sales Manager with responsibility for sales development in Latin America.  The Regional Sales Manager, based in Dallas, Texas, has responsibility for all direct sales and development of sales channels in the region.  In addition, the Company has various agreements with representatives in foreign countries to promote the Company's products but no other formal international marketing program exists.  In each of the two years ended December 31, 2006 and 2005, sales to international customers were 11% and 17%, respectively.  The Company has no assets in any foreign countries.

The markets in which the Company participates are highly competitive and generally price sensitive.  Most of the Company's competitors have far greater financial, marketing and manufacturing resources than the Company by virtue of their relationships with larger companies as divisions or subsidiaries of such companies.  The principal competitive factors in the industry are reliability, ease of use, product support and price.  The Company's gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Safety Inc., General Monitors Inc., Mine Safety Appliance Company and Honeywell.  The Company’s other products tend to compete with alternate methods and technologies rather than direct equivalent products manufactured by other companies.  For example, telephone companies may use discrete temperature, lighting and pump controls as an alternative to integrated control systems.  Likewise, potential users of FieldServers may choose to write software programs as an alternative to using our packaged solution.

The Company purchases materials and components for use in manufacturing its products.  The majority of the materials and components are standard items which can be purchased from multiple distributors or fabricated by multiple custom fabrication vendors.  Components which are generally purchased from sole sources are those which require a specific consistent quality such as gas sensors.  Our principal suppliers of gas sensors are City Technology and E2V Technologies.  We anticipate that the majority of components and materials used in products to be developed by us will be readily available. However, there is no assurance that the current availability of these materials will continue in the future, or if available, will be procurable at favorable prices.

Selected Financial Data.

The following table sets forth the selected financial data for each of the last five fiscal periods ended December 31, 2006 through 2002.

Years Ended December 31,
	2006	2005	2004	2003	2002
Net sales	$10,854,807	$8,816,414	$9,125,536	$7,868,199	$8,440,518
Net income (loss)	$468,448	$(230,679)	$(185,620)	$(173,603)	$(261,350)
Net income (loss) per share – basic and diluted	$0.04	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Total assets	$5,056,418	$4,392,202	$4,448,318	$4,230,797	$4,461,849

Risk Factors.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms.  We have based these forward-looking statements on our current expectations and projections about future events.  Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report.  Forward-looking statements in this report include, among others, statements regarding (1) the impact of inflation on the Company’s results of operations, (2) the sufficiency of cash and accounts receivable, (3) the sufficiency of our reserves for uncollectible amounts, (4) competition and competitive pressures, (5) future sources of revenue, (6) growth, decline and seasonality of revenue; and (7) the Company’s improved operating results in the first quarter of 2007.  The Company's future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting the Company's industry, lack of growth in the Company's end-markets and the Company's ability to develop, manufacture, and sell both new and existing products at a profitable yet competitive price.  All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

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

The Company's operations are concentrated in a single building in Milpitas, California.  The Company's operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control.  The Company does not have a detailed disaster recovery plan.  In addition, the Company does not carry sufficient business interruption insurance to compensate the Company for all losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business and financial results

Cost of Compliance with Environmental Regulations.

The Company has no costs associated with compliance with environmental regulations.  However, there can be no assurance that the Company will not incur such costs in the future.

Available Information.

The Company files with the SEC annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended.  The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically.  You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.sierramonitor.com.  The Company’s headquarters are located at 1991 Tarob Court, Milpitas, CA 95035.  The Company’s phone number at that address is (408) 262-6611 and the Company’s e-mail address is sierra@sierramonitor.com.

Item 2.

Description of Property.

The Company's principal executive, administrative, manufacturing and engineering operations are located in a 15,000 square foot leased facility in Milpitas, California.  This facility is occupied under a lease expiring March 31, 2009.  The Company also leases a 1,800 square foot warehouse in Milpitas, California, a small technical support office in Fort Myers, Florida and sales offices near Los Angeles, California; Dallas, Texas and Houston, Texas.  Management considers that the Company’s current facilities are adequate for the present level of operations, are adequately covered by insurance and that additional office and factory space is available in the immediate vicinity.

Item 3.

Legal Proceedings.

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental in the normal course of business operations.  The Company is currently not involved in any such litigation or any pending legal proceedings that management believes could have a material adverse effect on the Company's financial position or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)  Market Information.  The Company’s common stock is quoted on the OTC Bulletin Board under the symbol "SRMC.OB."  There is not an active market for the Company's stock and there is only infrequent trading in limited volume.  The high and low closing sales price, as reported by the OTC Bulletin Board system, of the Company’s common stock during each fiscal quarter for the Company’s last two fiscal years were as follows:

Common Stock Prices	High	Low
Quarter ended December 31, 2006	$1.45	$1.01
Quarter ended September 30, 2006	1.45	0.85
Quarter ended June 30, 2006	1.60	0.85
Quarter ended March 31, 2006	1.99	0.85

Quarter ended December 31, 2005	$1.25	$0.65
Quarter ended September 30, 2005	1.20	0.65
Quarter ended June 30, 2005	1.25	0.95
Quarter ended March 31, 2005	1.10	0.56

These prices represent quotations among dealer without adjustments for retail markup, markdown or commissions, and may not represent actual transactions.

(b)  Holders.  As of March 20, 2007, there were approximately 216 holders of record of the Company's common stock and the closing price of the Company's common stock was $1.50.  This figure does not include beneficial holders or common stock held in street name, as we cannot accurately estimate the number of these beneficial holders.

(c)  Dividends.  The Company has never paid cash dividends on its common stock.  The Company presently intends to retain any future earnings to finance operations and the further development of the Company's business and does not presently intend to disperse any cash dividends in the foreseeable future.

(d)  Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

i.

All compensation plans previously approved by security holders; and

ii.

All compensation plans not previously approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,170,500	$0.76	518,021
Equity compensation plans not approved by security holders	-	-	-
Total	1,170,500	$0.76	518,021

Penny Stock.

 Unless and until the Company’s shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company’s common stock will be on the OTC Bulletin Board.  As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company’s common stock.  The Company’s common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If the Company’s common stock is deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.  “Accredited investors” are generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse and certain entities with assets in excess of pre-determined amounts.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in the Company’s common stock and may affect the ability of the Company’s shareholders to sell their shares.

 Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None

Purchases of Equity Securities by the Company and Affiliated Purchasers.

None.

With respect to the other information required by this Item 5, the section entitled “Equity Compensation Plan Information” of the Company’s Proxy Statement pursuant to Section 14(a) of the Exchange Act (“Proxy Statement”) for the Company’s Annual Meeting of Shareholders to be held on May 15, 2007 and to be filed with the SEC within 120 days of December 31, 2006 is incorporated by reference herein.

Item 6.

Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

Fiscal 2006 vs. Fiscal 2005

For the year ended December 31, 2006, our net sales were $10,854,807 compared to net sales of $8,816,414 in the prior year ended December 31, 2005.  Our income before interest expense and income taxes was $779,647 in 2006 compared to loss before interest expense and income taxes of $347,766 in 2005.  Net income in 2006 was $468,448, or $0.04 per share, compared to net loss of $230,679, or $0.02 per share, in 2005.  Our revenue increased approximately 23% in 2006 compared with the prior year.

Our sales of gas detection products, including industrial accounts and military sales, increased by approximately 7% in 2006 compared to 2005.  Military sales, which are influenced by both spare part and new ship activity, were significantly lower in 2006 compared to 2005.  After adjustment for the military component, industrial sales of gas detection products increased by approximately 13% in 2006 compared to 2005.  As a result of new product introductions we are able to offer both integrated systems, comprised of controllers and gas sensor modules, and individual modules for system integration by our customers.  Combined sales of integrated systems and individual modules were approximately 23% in 2006 compared to 2005.  This increase was offset by lower sales of spare parts and other gas alarm devices.

Sales of environment controller products, which are used by telecommunication companies, increased by approximately 28% in 2006.   The general level of sales activity for new systems remained approximately the same in both years 2006 and 2005 but the level of sales of spare parts and replacement systems was higher.  A single order for replacement systems for a major telecom carrier was largely responsible for the overall increase in sales of environment controller products.

Sales of communications bridges and our new OEM modules, all of which are marketed under the brand name FieldServer, increased approximately 57% in 2006 compared to 2005.  Communications bridges are box products that provide a platform for delivery and operation of our software for building automation integration companies that typically purchase small quantities of product for each of their projects.  Increased product awareness and a strong market for building automation led to a 21% year-over-year increase in box product sales.  OEM modules are small electronic assemblies that provide similar capabilities to equipment manufacturers.  The modules, introduced in 2005 and marketed under the product name ProtoCessor, contributed modest sales in 2005 and through the first eight months of 2006.  In the final four months of 2006, ProtoCessor shipments increased substantially and contributed the remaining 38% of product line growth.  A single customer who manufacturers roof top air conditioners was largely responsible for the increase in sales of ProtoCessors.

Gross profit as a percent of sales was approximately 60% in both years 2006 and 2005.  Our gross margins, which vary by product mix and channel of distribution, have historically remained at this level.  In 2006, our gross margins were above the historical level during the first eight months of the year and below that level in the remainder of the year.  The reason for the lower gross margin in the final four months of 2006 was the increase in sales of the new ProtoCessor product.  ProtoCessor products are sold in high volumes to OEM accounts at lower gross margin than all our other products.

Research and development expenses, which include new product development and support for existing products, were $1,810,637, or 17% of net sales, in the year ended December 31, 2006, compared to $1,694,977, or 19% of net sales, in the year ended December 31, 2005.   The increase in engineering expenses was generally the result of inflation of salary, benefit and contract engineering expenses.  A number of new product projects continued during 2006, including expansion of the ProtoCessor line of OEM modules and release of one new gas sensor module.

Selling and marketing expenses were $2,542,457, or 23% of net sales, in 2006, compared to $2,652,871 or 30% of net sales, in the prior year.  The primary reason for the lower sales and marketing costs in 2006 compared to 2005 was lower salary and benefit expense. The number of sales professionals employed by the Company changed during the second half of 2005 and the first half of 2006 which resulted in the lower expense levels.  During the second half of 2006, we began developing plans to increase the number of sales professionals to support increasing sales levels.

General and administrative expenses which include salaries and benefits, professional fees, and product and general liability insurance were $1,342,150 or 12% of net sales, in 2006, compared to $1,275,894 or 14% of net sales, in 2005.  The increase in general and administration expenses was primarily a result of increased salary and benefit expenses and there were no other significant changes in general and administrative expenses.

Our financial results reflect an approximate revenue increase of $2,038,000 and an operating income improvement of approximately $1,127,000.  As a result of profitable operations, all of the current deferred income tax benefits from prior years’ losses were utilized in fiscal year 2006 and we incurred additional tax payment liabilities in the fourth quarter of the year.  There is no current consideration of a valuation allowance against the remaining deferred income tax assets because they all relate to timing differences and annual accruals.

Liquidity and Capital Resources.

The Company’s working capital at December 31, 2006 was $3,408,975 compared to working capital of $2,709,484 at December 31, 2005.  There were no significant equity or long term debt transactions in 2006.

Inventories on hand at December 31, 2006 were $2,255,905, an increase of $589,194 compared to the end of the prior year.   Our policy is to position inventories so that we are able to offer our customers quick order turn around.  Accordingly, we increased inventories through fiscal year 2006 as the sales levels increased.  Additionally, we increased ProtoCessor inventories in anticipation of the high shipping rates that occurred during the final four months of the year.

At December 31, 2006, we had no long term liabilities.

We maintain a $500,000 line of credit, secured by certain assets of the Company, with our commercial bank.  The line of credit requires annual renewal and compliance with certain restrictive covenants including the requirement to maintain a quick ratio of 1.5:1.0 and a profitability test.  At December 31, 2006, the Company was in compliance with the financial covenants and had no outstanding balance. During the year ended December 31, 2006, we repaid $200,000 of bank borrowings.

At December 31, 2006, our balance sheet reflected $446,395 of cash and $1,642,472 of net trade receivables.  At December 31, 2005, our total cash on hand was $656,003 and our net trade receivables were $1,252,938.

The Company’s management believes that its present resources, including cash and accounts receivable, are sufficient to fund its anticipated level of operations through at least January 1, 2008.  There are no current plans for significant capital equipment expenditures.

Off Balance Sheet Arrangements.

The Company does not currently have any off balance sheet arrangements.

Inflation.

Management believes that inflation will not have a material effect on the Company’s results of operations.

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

Gas Detection and Environment Control Products

Gas Detection and Environment Control products are sold as off-the-shelf products with prices fixed at the time of order. Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between us and our customer as to the specific nature and terms of the agreed-upon sale transaction.  Products are shipped and are considered delivered when (a) for FOB factory orders, they leave our shipping dock or (b) for FOB customer dock orders, upon confirmation of delivery.  The creditworthiness of customers is generally assessed prior to the Company accepting a customer’s first order. Additionally, international customers and customers who have developed a history of payment problems are generally required to prepay or pay through a letter-of-credit.

Gas Detection and Environment Control Services

Gas Detection and Environment Control Services consist of field service orders (technical support) and training, which are provided separate from product orders.  Orders are accepted in the same forms as discussed under “Gas Detection and Environment Control Products” above with hourly prices fixed at the time of order. Revenue recognition occurs only when the service activity is completed.  Such services are provided to current and prior customers, and, as noted above, creditworthiness has generally already been assessed. In cases where the probability of receiving payment is low, a credit card number is collected for immediate processing.

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see “FieldServer Services” below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables,” because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in Statement of Position (“SOP”) 97-02, “Software Revenue Recognition”, as amended, and therefore the Company recognize revenues upon the shipment or delivery of products (depending on shipping terms), as described in “Gas Detection and Environment Control Products” above.

FieldServer Services

FieldServer services consist of orders for custom development of protocol drivers.  Generally, customers place orders for FieldServer products concurrently with their order for protocol drivers.  However, if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in “FieldServer Products” above, but due to the non-recurring engineering aspect of the customized driver development the Company is more likely to have a written evidence trail of a quotation and a hard copy order.  The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program.  When development of the driver is complete the customer is notified and can proceed with a FieldServer product (see “FieldServer Products” above).  Revenues for driver development are billed and recognized upon shipment or delivery of the related product that includes the developed protocol drivers (as noted in “FieldServer Products” above). Collectibility is reasonably assured as described in “FieldServer Products” above.

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

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management’s knowledge.  We believe that we have demonstrated the ability to make reasonable and reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience.  Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company’s ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve management.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method.  The Company uses an Enterprise Requirements Planning (“ERP”) software system which provides data upon which management can rely to determine inventory trends and identify excesses.  Write-down of slow moving and obsolete inventories are determined based on historical experience and current product demand.  We evaluate the inventory for excess or obsolescence on a quarterly basis.  The ultimate write-down is dependent upon management’s ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

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

At December 31, 2006, the company determined that, based on the profitable results and full utilization of the available deferred tax benefits no valuation allowance against the remaining accrued tax benefit is required.

Item 7.

Financial Statements.

Reference is made to the financial statements, including the notes thereto, together with the report of Squar, Milner, Peterson, Miranda, & Williamson, LLP, independent registered public accounting firm, thereon, attached to this Form 10-KSB report as a separate section beginning on Page F-1.

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements between Squar, Milner, Peterson, Miranda, & Williamson, LLP and management of the type required to be reported under this Item 8 since the date of their engagement.

Item 8A.

Controls and Procedures.

As of the end of the period covered by this report, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) which includes inquiries made to certain other of our employees.  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective. In addition, there have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, such internal controls.

Item 8B.

Other Information.

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2006 that were not disclosed.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2006, based upon information furnished by such persons:

Director or

Name

Principal Occupation or Employment

Age

Officer Since

Gordon R. Arnold

Director of the Company;

61

1984

President, Chief Executive Officer, Chief Financial Officer

and Secretary

Michael C. Farr

Vice President of Operations

49

1986

Edward K. Hague

Vice President of Engineering

45

1997

C. Richard Kramlich

Director of the Company

71

1980

Jay T. Last

Director of the Company

77

1977

Robert C. Marshall

Director of the Company

75

1998

All officers of the Company serve at the discretion of the Board of Directors.

Gordon R. Arnold joined Sierra Monitor Corporation, a California corporation (“Old Sierra”) in December 1979 as Operations Manager and Vice President.  He became President in 1984 and Chief Executive Officer in 1985.  In September 1989, Old Sierra merged into UMF Systems, Inc., a California corporation (“UMF”), and UMF changed its name to “Sierra Monitor Corporation.”  Mr. Arnold has served as the Company’s President, Chief Executive Officer and Chief Financial Officer since the merger and as the Company’s Secretary since February 1993.  Mr. Arnold was also a director of Old Sierra from 1984 until the merger with UMF.

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

C. Richard Kramlich has been a Director of the Company since 1980.  For more than the past five years, Mr. Kramlich has been a general partner of New Enterprise Associates, a venture capital firm.  Mr. Kramlich’s present board memberships include Fabric7 Systems, Financial Engines, Force10 Networks, Foveon, Informative, Visual Edge Technology, Tabula, Nexthop Technologies, Xoom Corporation and Zhone Technologies and a number of privately owned companies. Mr. Kramlich received a Masters in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University.

Jay T. Last has been a Director of the Company since 1977.  Mr. Last, who was one of the founders of the first semiconductor manufacturing company, is a retired technologist and business investor.  Mr. Last received a Ph.D. in Physics from Massachusetts Institute of Technology.

Robert C. Marshall has been a Director of the Company since 1998.  Since 1997, Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm.  Mr. Marshall currently serves on the board of Bay Microsystems, Fabric7 Systems, OnSite Systems and Triformix.  Mr. Marshall received a Bachelors degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University.

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

With respect to the other information required by this Item 9, the sections entitled “Election of Directors - Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement are incorporated by reference herein.

Item 10.

Executive Compensation.

The information required by this Item 10 is incorporated by referenced to our Proxy Statement under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 11 is incorporated by referenced to our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.

Item 12.

Certain Relationships and Related Transactions.

The information required by this Item 12 is incorporated by referenced to our Proxy Statement under the section entitled “Certain Relationships and Related Transactions”.

Item 13.

Exhibits.

Exhibit Number

Description

3.1(1)

Articles of Incorporation of the Registrant.

3.2(2)

Bylaws of the Registrant.

4.1(3)

Specimen Common Stock Certificate of the Registrant.

10.1(1)

1986 Stock Option Plan of Registrant as amended on December 1, 1987.

10.2(4)

1996 Stock Plan of Registrant.

10.3(5)

2006 Stock Plan of Registrant.

10.3(6)

Assignment of Intellectual Property and Transfer of Rights.

10.4(7)

Assignment of Intellectual Property, Transfer of Rights and Asset Purchase Agreement.

10.5(8)

Standard Industrial Lease dated April 4, 2004, by and between Geomax and the Registrant.

23.1

Consent of Independent Registered Public Accounting Firm.

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.

(2)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004..

(4)

Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2004.

(5)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.

(6)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 13, 1998.

(7)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on May 14, 1999.

(8)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 30. 2005.

Item 14.

Principal Accountant Fees and Services

The section entitled “Principal Accountant Fees and Services” in the Company’s Proxy Statement is incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION

(Registrant)

By:  /s/  Gordon R. Arnold

Gordon R. Arnold

Chief Executive Officer

Dated: March 20, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

Title

Signature

March 20, 2007

Chief Executive Officer, Chief

Financial Officer and Director

(Principal Executive, Financial

and Accounting Officer)

By  /s/  Gordon R. Arnold

Gordon R. Arnold

March 20, 2007

Director

By  /s/  C. Richard Kramlich

C. Richard Kramlich

March 20, 2007

Director

By  /s/  Jay T. Last

Jay T. Last

March 20, 2007

Director

By  /s/  Robert C. Marshall

Robert C. Marshall

SIERRA MONITOR CORPORATION

Financial Statements

December 31, 2006

SIERRA MONITOR CORPORATION

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm

F- 1

Balance Sheet

F- 2

Statements of Operations

F- 3

Statements of Shareholders’ Equity

F- 4

Statements of Cash Flows

F- 5

Notes to Financial Statements

F- 6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sierra Monitor Corporation

We have audited the accompanying balance sheet of Sierra Monitor Corporation (the “Company”), as of December 31, 2006, and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/  Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

February 17, 2007

SIERRA MONITOR CORPORATION

Balance Sheet

December 31, 2006

Assets
Current assets:
Cash	$446,395
Trade receivables, less allowance for doubtful accounts of
approximately $64,000	1,642,472
Inventories, net	2,255,905
Prepaid expenses	146,290
Deferred income taxes	244,933
Total current assets	4,735,995

Property and equipment, net	135,019
Deferred income taxes	50,921
Other assets	134,483

Total assets	$5,056,418

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$942,808
Accrued compensation expenses	292,962
Income taxes payable	17,028
Other current liabilities	74,222
Total current liabilities	1,327,020

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized;
11,055,192 shares issued and outstanding	11,055
Additional paid-in capital	3,265,104
Retained earnings	453,239
Total shareholders’ equity	3,729,398

Total liabilities and shareholders’ equity	$5,056,418

See accompanying notes to financial statements.

SIERRA MONITOR CORPORATION

Statements of Operations

For the Years Ended December 31, 2006 and 2005

	2006	2005
Net sales	$10,854,807	$8,816,414
Cost of goods sold	4,379,916	3,540,438
Gross profit	6,474,891	5,275,976
Operating expenses:
Research and development	1,810,637	1,694,977
Selling and marketing	2,542,457	2,652,871
General and administrative	1,342,150	1,275,894
	5,695,244	5,623,742
Income (loss) from operations	779,647	(347,766)
Interest expense	14,641	5,025
Income (loss) before provision for income tax	765,006	(352,791)
Income tax expense (benefit)	296,558	(122,112)
Net income (loss)	$468,448	$(230,679)
Net income (loss) attributable to common shareholders per common share
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)
Weighted-average number of shares used in per share computations:
Basic	11,050,539	11,009,724
Diluted	11,604,478	11,009,724

See accompanying notes to financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2006 and 2005

			Additional		Total
	Common stock		paid-in	Retained	shareholders’
	Shares	Amount	capital	earnings	equity
Balance as of
December 31, 2004	10,981,546	$10,982	$3,184,179	$215,470	$3,410,631
Stock options exercised	66,667	66	16,566	–	16,632
Warrants compensation expense	–	–	30,800	–	30,800
Net loss	–	–	–	(230,679)	(230,679)
Balance as of
December 31, 2005	11,048,213	$11,048	$3,231,545	$(15,209)	$3,227,384
Stock options exercised	6,979	7	3,231	–	3,238
Stock compensation expense	–	–	30,328	–	30,328
Net income	–	–	–	468,448	468,448
Balance as of
December 31, 2006	11,055,192	$11,055	$3,265,104	$453,239	$3,729,398

See accompanying notes to financial statements.

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$468,448	$(230,679)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	115,183	133,890
Amortization	22,271	14,722
Deferred income taxes	171,832	(124,588)
Provision for bad debt expense	11,522	34,823
Provision for inventory losses	(30,945)	(24,000)
Stock-based compensation expense	30,328	30,800
Changes in operating assets and liabilities:
Trade receivables	(401,056)	236,822
Inventories	(558,249)	(291,973)
Prepaid expenses	(61,614)	80,392
Other assets	1,375	325
Accounts payable	314,274	41,896
Accrued compensation expenses	35,319	(84,255)
Income taxes payable	17,028	-
Other current liabilities	(4,419)	(30,510)
Net cash provided by (used in) operating activities	131,297	(212,335)

Cash flows from investing activities:
Purchases of property and equipment	(144,143)	(136,982)
Net cash used in investing activities	(144,143)	(136,982)

Cash flows from financing activities:
Line of credit borrowings	(200,000)	200,000
Proceeds from exercise of options	3,238	16,632
Net cash provided by financing activities	(196,762)	216,632

Net decrease in cash	(209,608)	(132,685)

Cash – beginning of year	656,003	788,688

Cash – end of year	$446,395	$656,003

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$109,480	$3,292
Cash paid during the year for interest	$14,641	$5,025

See accompanying notes to financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2006 and 2005

Note 1 - Summary of the Company and Significant Accounting Policies

The Company

Sierra Monitor Corporation (the “Company”) was incorporated in 1978. The Company designs, manufactures, and markets hazardous gas monitoring devices for industrial workplaces. The Company also designs and manufactures environment controllers for the telecommunications industry, as well as a line of software-based industrial communications bridge products known as FieldServers. The Company’s headquarters are located in California.  The Company’s stock is quoted on the OTC Bulletin Board under the symbol “SRMC.OB.”

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

Concentrations

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $494,000 were in excess of such insured amounts at December 31, 2006.

The Company grants credit to customers within the United States of America and generally does not require collateral.  The Company has international sales (see Note 10) that are generally prepaid or paid through a letter of credit.  The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company.  Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient.  Although management expects to collect amounts due, actual collections may differ from the estimated amounts.

No customer accounted for more than 10% of accounts receivable at December 31, 2006.  No customers accounted for more than 10% of sales for either of the years ended December 31, 2006 and 2005.

Accounts Receivable

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management’s knowledge.  We believe that we have demonstrated reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience.  Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company’s ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve management.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  Cost is determined on a standard cost basis that approximates the first-in, first-out method.  Market is determined by comparison with recent sales or net realizable value (see Note 2).

Such net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years.  The industry in which the Company operates is characterized by technological advancement, change and certain regulations.  Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than amounts shown in the accompanying balance sheet.  Management maintains a reserve for obsolescence sufficient to cover slow-moving and obsolete inventory.

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

Research and Development

Research and development is primarily comprised of engineering salaries, new product development costs, software development and maintenance costs and certain other general costs, such as depreciation on engineering equipment and sustaining engineering activities.  Research and development costs are expenses as incurred.  All software development and maintenance costs are expensed as incurred.

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized.  Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.  SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale.  Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.  The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to newly initiated commitments to plan, as defined, by management.  At December 31, 2006, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in Statement of Position (“SOP”) No. 97-02, “Software Revenue Recognition”, as amended, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

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

Employee Stock-Based Compensation

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share Based Payment," which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, will be recognized in the Company's financial statements over their remaining service period. The cost will be based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard was adjusted for the effects of estimated forfeitures.

For the year ended December 31, 2006, the impact of adopting SFAS No. 123(R) on the Company's statements of operations was an increase in salaries and benefits expense of $30,328 with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the first-time recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

Prior to January 1, 2006, the Company accounted for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock issued to Employees”.  Under the intrinsic value based method, compensation expense is calculated as the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of SFAS No. 123(R) had no significant effect on net cash flow.

The following table illustrates the pro forma net income and earnings per share that would have resulted in the year ended December 31, 2006 from recognizing compensation expense associated with accounting for employee stock-based awards under the provisions of SFAS No. 123(R). The reported and pro forma net income and earnings per share for the year ended December 31, 2006 are provided for comparative purposes only, since stock-based compensation expense is recognized in the financial statements under the provisions of SFAS No.123(R).

	2006	2005
Net income (loss):
As reported	$468,448	$(230,679)
Add: Stock-based employee compensation
included in net income (loss)	$30,328	$—
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	$(30,328)	$(155,066)
Pro forma	$468,448	$(385,745)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.02)
Pro forma	$(0.03)	$(0.03)

The total compensation costs related to non-vested awards at January 1, 2006 is not deemed to be significant.

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

Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized.  At December 31, 2006, warranty reserve approximated $46,000, which is recorded under other current liabilities on the balance sheet.

Advertising

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations.  Advertising expenses were approximately $112,000 and $120,000 for the years ended December 31, 2006 and 2005, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

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

Earnings Per Share

Under SFAS No. 128, “Earnings Per Share,” basic loss per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period of computation.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the potential common shares had been issued and if the additional common shares were dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted loss per share for the years ended December 31, 2006 and 2005, respectively:

	2006	2005

Basic loss per share –
weighted-average number of shares
of common stock outstanding	11,050,539	11,009,724

Effect of dilutive stock options and warrants	553,939	—

Diluted loss per share –
dilutive potential common shares	11,604,478	11,009,724

For purposes of calculating diluted loss per share, there were no adjustments to net loss.

For the year ended December 31, 2006 options to acquire 327,000 common shares were not considered dilutive potential common shares as their exercise prices were greater than the average market price of the company’s common stock during the year then ended.

The Company reported net losses for the year ended December 31, 2005.  As a result, options to purchase 1,195,500 shares of common stock (see Note 5) have been excluded from the calculation of diluted net loss per share, because those shares would be antidilutive.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the years ended December 31, 2006 and 2005, the Company had no items of comprehensive income.

Segments of Business

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations, however, the Chief Executive Officer (“CEO”) reviews financial information on an entity level (see Note 10).

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company's cash, trade receivables, accounts payables, accrued liabilities, and bank borrowings approximate their estimated fair values due to the short-term maturities of those financial instruments.

Significant Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,”Accounting for Income Taxes.” FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006. Management is in the process of evaluating this guidance, and therefore has not yet determined the impact (if any) that FIN No.48 will have on the Company’s financial position or results of operation upon adoption.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements.  The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operation.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 (“Fair Value Measurements”). The adoption of SFAS No. 159 is not expected to have a significant impact on future financial statements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 – Inventories

A summary of inventories as of December 31, 2006 follows:

Raw materials	$816,109
Work in process	844,712
Finished goods	693,464
Obsolescence reserve	(98,380)

$2,255,905

Note 3 - Property and Equipment

A summary of property and equipment as of December 31, 2006 follows:

Machinery and equipment	$492,888
Furniture, fixtures, and leasehold improvements	815,012
1,307,900
Less accumulated depreciation and amortization	(1,172,881)

$135,019

Note 4 – Related Party Transactions

There are no related party transactions.

Note 5 - Employee Stock Compensation Plan

During 2006, the Company’s 1996 Stock Option Plan expired. Subsequently, the shareholders adopted the 2006 Stock Plan. The Company has reserved 548,521 shares of common stock for issuance under the 2006 Stock Plan. Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

As of December 31, 2006, there were 518,021 shares available for grant under the Company’s 2006 Stock Plan. A summary of stock option transactions for the two years ended December 31, 2006 follows:

			Weighted-
			average
		Range of	exercise
	Options	prices	price
Balance as of
December 31, 2004	1,556,500	0.22 – 1.50	0.77
Granted	69,000	1.10	1.10
Exercised	(66,667)	0.22 – 0.56	0.25
Forfeited or expired	(363,333)	0.22 – 1.50	0.92
Balance as of
December 31, 2005	1,195,500	0.23 – 1.48	0.76
Granted	30,500	1.30 - 1.40	1.33
Exercised	(6,979)	0.60	0.60
Forfeited or expired	(48,521)	0.60 - 1.10	0.92

Balance as of
December 31, 2006	1,170,500	0.23 – 1.48	0.76

The following table summarizes information about the Company’s stock options outstanding under the 2006 Stock Plan as of December 31, 2006:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
Exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$0.23 – 1.48	1,140,000	4.0	$0.75	1,066,063	$0.75
1.30 – 1.40	30,500	9.8	1.33	—	0.00

	1,170,500	4.1	0.76	1,066,063	0.75

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 and 2005 approximated $0.67 and $0.44 per share respectively.  The weighted average grant date fair values of options granted during the years ended December 31, 2006 and 2005 were $1.33 and $1.10 per share, respectively.  Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions:

	2006	2005
Expected life	8 years	8 years
Estimated volatility	213%	81%
Risk-free interest rate	6.25%	4.5%
Dividends	None	None

The total intrinsic value of options exercised during the years ended December  31, 2006 and 2005 was not significant.

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2006	206,500	$0.66
Granted	30,500	$1.33
Vested	(84,041)	$0.96
Forfeited	(48,521)	$0.97
Nonvested at December 31, 2006	104,438	$0.88

Note 6 - Warrants

At December 31, 2006 warrants to acquire 55,000 shares of common stock at $0.65 per share were outstanding.  As of December 31, 2006, all of the warrants had vested and are exercisable.  The warrants expire on December 31, 2014.  No warrants were granted during the year ended December 31, 2006.

Note 7 - Commitments

Leases

The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through 2009.  Certain leases require the payment of property taxes, utilities and insurance, and provide options to extend the lease term.

As of December 31, 2006, future minimum lease payments are as follows:

Year ending
December 31,

2007	350,000
2008	320,000
2009	105,000
$775,000

Rent expense was approximately $341,000 and $369,000 in 2006 and 2005, respectively.

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

Note 8 – Line-of-Credit

As of December 31, 2006, the Company has a $500,000 line of credit, secured by certain assets of the Company, that bears interest at the bank's prime rate (7.0% at December 31, 2006) plus 0.5%.  The line of credit requires annual renewal and compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.5:1.0 and a quarterly profitability test.  At December 31, 2006, the Company was in compliance with the financial covenants and had no outstanding balance.

Note 9 - Income Taxes

The components of income tax (benefit) expense consist of the following:

	2006	2005
Current:
Federal	$122,210	$-
State	2,515	2,650

Total current	124,725	2,650

Deferred:
Federal	131,210	(112,888)
State	40,623	(11,874)

Total deferred	171,833	(124,762)

	$296,558	$(122,112)

At December 31, 2006, the Company has no more federal or state net operating loss carryforwards.  The Company has approximately $17,000 in state business credit carryforwards.  The carryforwards begin to expire in 2012.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

2006
Accruals and Reserves	$230,266
State Taxes	14,667
NOL and Credit Carryforwards	11,051
Property and Equipment	39,870
Total deferred tax assets	295,854

Valuation Allowance	—

Net Deferred Tax Assets	$295,854

In assessing the realize-ability of deferred tax assets, management considers whether it is more likely than not that some portion or the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods to which the deferred tax assets are applicable, management believes it is more likely than not the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance is deemed necessary at December 31, 2006.

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2006	2005

Computed tax (benefit) expense	$260,102	$(119,950)
Nondeductible items and other	7,985	3,985
State taxes, net of federal benefit	28,471	(6,147)

Total Income Tax (Benefit) Expense	$296,558	$(122,112)

Note 10 - Segment Reporting

The Company’s chief operating decision-maker is considered to be the Company’s CEO. The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. The entity-level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment:  industrial gas detection and monitoring devices.

In addition, the CEO reviews the following information on revenues by product category:

	2006	2005

Gas detection devices	$5,585,000	$5,282,000
Environmental controllers	1,520,000	1,210,000
FieldServers	3,750,000	2,324,000

	$10,855,000	$8,816,000

The Company sells its products to companies located primarily in the United States. In the years ended December 31, 2006 and 2005, sales to international customers were 11% and 17%, respectively.

Exhibits.

Exhibit Number

Description

3.1(1)

Articles of Incorporation of the Registrant.

3.2(2)

Bylaws of the Registrant.

4.1(3)

Specimen Common Stock Certificate of the Registrant.

10.1(1)

1986 Stock Option Plan of Registrant as amended on December 1, 1987.

10.2(4)

1996 Stock Plan of Registrant.

10.3(5)

2006 Stock Plan of Registrant.

10.3(6)

Assignment of Intellectual Property and Transfer of Rights.

10.4(7)

Assignment of Intellectual Property, Transfer of Rights and Asset Purchase Agreement.

10.5(8)

Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.

23.1

Consents of Independent Registered Public Accounting Firm.

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 1989 filed with the SEC on March 23, 1990.

(2)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 2003 filed with the SEC on March 25, 2004.

(4)

Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2004.

(5)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.

(6)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on November 13, 1998.

(7)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on May 14, 1999.

(8)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 30. 2005.