Form 10QSB
period 2007-03-31
SIERRA MONITOR CORP /CA/
filed 2007-05-14
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10 - QSB

(Mark One)

( X )	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports),and (2) has been subject to such filing requirements for the last 90 days.  Yes       No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X

No ____

The number of shares of the issuer's common stock outstanding, as of May 14, 2007 was 11,075,192.

Transitional Small Business Disclosure Format:  Yes      _

No   X

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheet

March 31, 2007

(Unaudited)

Assets
Current assets:
Cash	$211,687
Trade receivables, less allowance for doubtful accounts
of approximately $62,000	1,543,216
Inventories, net	2,401,119
Prepaid expenses	166,547
Income taxes receivable	509
Deferred income taxes	244,933
Total current assets	4,568,011
Property and equipment, net	155,318
Deferred income taxes	50,921
Other assets	141,047
Total assets	$4,915,297

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$670,583
Accrued compensation expenses	360,423
Other current liabilities	94,410
Total current liabilities	1,125,416
Commitments and contingencies Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,075,192 shares issued and outstanding	11,075
Additional paid-in capital	3,281,430
Retained earnings	497,376
Total shareholders' equity	3,789,881
Total liabilities and shareholders’ equity	$4,915,297
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the three months ended
	March 31, 2007	March 31, 2006
Net sales	$2,823,211	$2,580,176
Cost of goods sold	1,218,698	1,051,532
Gross profit	1,604,513	1,528,644
Operating expenses
Research and development	535,284	423,528
Selling and marketing	640,557	696,932
General and administrative	354,669	318,787
	1,530,510	1,439,247
Income from operations	74,003	89,397
Interest expense	(438)	(3,924)
Income before income taxes	73,565	85,473
Income tax provision	(29,426)	(38,561)
Net income	$44,139	$46,912
Net income available to common shareholders per common share: Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted-average number of common shares outstanding used in per share computations:
Basic	11,058,525	11,048,213
Diluted	11,657,430	11,526,200
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$44,139	$46,912
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	30,805	35,755
Provision for bad debt expense	(2,381)	(5,993)
Provision for inventory losses	–	(24,860)
Deferred income taxes	–	38,561
Stock-based compensation expense	9,546	10,929
Change in operating assets and liabilities:
Trade receivables	101,636	(447,161)
Inventories	(145,216)	26,286
Prepaid expenses and other current assets	(20,767)	(13,817)
Accounts payable	(272,225)	9,970
Income taxes payable	14,773	–
Accrued compensation expenses	67,459	86,325
Other current liabilities	(11,613)	14,340
Net cash used in operating activities	(183,844)	(222,753)
Cash flows from investing activities:
Capital expenditures:	(45,628)	(32,723)
Other assets additions	(12,036)	–
Net cash used in investing activities	(57,664)	(32,723)
Cash flows from financing activities:
Proceeds from exercise of stock options:	6,800	–
Net cash provided by financing activities	6,800	–
Net decrease in cash	(234,708)	(255,476)
Cash at beginning of period	446,395	656,003
Cash at end of period	$211,687	$400,527
Supplemental cash flow information:
Cash paid for income taxes	$14,653	$1,359
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

March 31, 2007

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed with the SEC on March 21, 2007.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

Summary of Business

The Company was founded in 1978 to design and develop hazardous gas monitoring devices for protection of personnel and facilities in industrial work-places.  In addition to gas monitoring systems, the Company also manufactures microprocessor-based systems used to monitor and control environmental conditions in small, remote structures used for cellular and hard wire telephone equipment. The Company also manufactures a line of products known as communications bridges.  These products provide a means for many industrial instruments to communicate with each other even when they have different communications protocols.  Communications bridges are sold under the name FieldServer by the FieldServer Technologies division of the Company. In addition, the Company provides technical support and training for its gas detection and environment controller products and custom development of its FieldServer products.

Gas monitoring products manufactured by the Company are sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, companies in the semiconductor industry and are used in other applications which involve the handling or generation of hazardous gases.  Environment controllers, which provide management of environmental conditions in small structures such as local DSL distribution nodes and buildings at cell tower sites (“cell sites”), are sold to telecommunications companies and their suppliers.  FieldServer products are typically sold to integration companies that service building and plant automation projects.

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

b)

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. The Company adopted the provisions of FIN 48 on January 1, 2007.  Management believes that the Company’s tax position is more-likely-than-not to be sustained based on its technical merits as of the reporting date.  As a result there is no material impact to the financial statements reported herein.

In July 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. We adopted the provisions of FSP No. FAS 13-2 on January 1, 2007. Our adoption of this FSP did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to define how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS No. 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We are currently evaluating the impact of adopting this Statement.

In February 2007, FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities was released. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential effect of SFAS No. 159 on its financial statements.

Other recent accounting pronouncements discussed in the notes to the December 31, 2006 audited financial statements, filed previously with the Securities and Exchange Commission in Form 10-KSB, that were required to be adopted during the year ending December 31, 2007, did not have or are not expected to have a significant impact on the Company’s 2007 financial statements.

c)

Employee Stock-Based Compensation

At March 31, 2007, the Company had one approved stock-based employee compensation plan, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that had not expired or otherwise terminated.

Under the 2006 Stock Plan, the Company initially reserved 500,000 shares of common stock for issuance. Options are granted under the 2006 Stock Plan at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date. Prior to January 1, 2006, the Company accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards (“SFAS”) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant.

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

Under the modified prospective method described above, the Company recorded stock-based compensation expense totaling $9,546 and $10,929 for the three-month periods ended March 31, 2007 and 2006, respectively, related to stock options granted to employees prior to January 1, 2007. Such amounts are included in general and administrative expenses in the accompanying condensed statements of operations. The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2007 and 2006.

Inventories

A summary of inventories as of March 31, 2007 follows:

Raw Materials	$710,403
Work-in-process	1,305,229
Finished goods	483,867
Obsolescence reserve	(98,380)
$2,401,119

Net earnings per share

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

At March 31, 2007, there were no common shares that had an exercise price higher than the stock price used in the EPS calculation.  However at March 31, 2006, outstanding options to acquire 296,500 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2007 and 2006, respectively:

	Three months ended
	March 31, 2007	March 31, 2006
Basic EPS – weighted-average number of common shares outstanding	11,058,525	11,048,213
Effect of dilutive potential common shares – stock options outstanding	598,905	477,987
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,657,430	11,526,200

Comprehensive Income

The Company has no significant components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods presented.

Concentrations

No customer individually made up more than 10% of accounts receivable at March 31, 2007.  Also, no customers individually made up more than 10% of net sales for the three month period ended March 31, 2007.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the three months ended March 31:

	2007	2006
Gas detection devices	$1,215,531	$1,592,802
Environment controllers	257,233	307,780
FieldServers	1,350,449	679,594
	$2,823,213	$2,580,176

Line-of-Credit

No borrowings have been made under the Company’s bank line-of-credit during the first three months of fiscal year 2007 and the balance was $0 at March 31, 2007.  The Company is in compliance at March 31, 2007 with covenants required by the line.

Stock Options

During the three month period ended March 31, 2007, a total of 216,500 options were granted under the Company’s 2006 Stock Plan with an exercise price of $1.50.  Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.  Such options had a per-share grant date fair value of $1.50, as calculated by the Black-Scholes option pricing model using the following assumptions: expected life of 8 years; estimated volatility of 210%; risk-free interest rate of 5.25%; and no expected dividends. Stock-based compensation expense related to these options was immaterial for the three months ended March 31, 2007.

A total of 20,000 stock options were exercised by employees for cash proceeds of $6,800 during the three month period ended March 31, 2007, while no options expired during the same period.

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

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 2007, Sierra Monitor Corporation reported net sales of $2,823,211 compared to $2,580,176 for the three months ended March 31, 2006.  The results for the first quarter of fiscal 2006 represent a 9% increase from the same period in the prior year.

Sales of our gas detection products, which accounted for approximately 43% of total revenue, were 24% lower in the first quarter of 2007 compared to the first quarter of 2006.  In a typical period, half of our gas detection sales are for integrated systems comprised of controllers, gas sensor modules and accessory components.  In the first quarter of 2006, our gas detection sales included a single large order representing approximately ten percent of net sales for the quarter and various other integrated systems.  Our shipments of integrated systems in the first quarter of 2007 were lower than the first quarter of the prior year resulting in lower overall gas detection sales.

Sales of environment controllers to the telecommunications industry currently represent approximately 9% of our total net sales.  In the first quarter of 2007, our sales to the telecommunications industry were 16% lower compared to the first quarter of 2006.   The results reflect a continued low level of infrastructure spending by the larger land-line telephone companies.

Sales of communications bridge products by our FieldServer Technologies division increased 99% in the first quarter of 2007 compared to the first quarter of 2006.  We sell FieldServer Technologies’ products in two formats, a box level product branded as FieldServer and a board level product branded as ProtoCessor.  FieldServer box level product sales increased approximately 27% as strong demand continued primarily from customers in the building automation industry.  Shipments of ProtoCessor products have increased steadily since product introduction in 2005 resulting in a seven fold sales increase in the first quarter of 2007 compared to first quarter of 2006.

Gross profit for the three-month period ended March 31, 2007 was $1,604,513 compared to $1,528,644 in the same period in the previous year.  In the current period, the gross margin was approximately 57% of net sales compared to 59% of net sales in the same period in the previous year.  The reduction in gross margin was due, primarily, to the increase in sales of ProtoCessor products.  ProtoCessor products are original equipment modules that are sold in high unit volumes at lower margins than the remaining product groups.  The increase in gross profit was due to higher sales in the first quarter of 2007.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $535,284 or 19% of net sales, for the three-month period ended March 31, 2007, compared with $423,528 or 16% of net sales, in the comparable period in 2006.   The higher research and development expenses are primarily the results of salary and consulting expenses as we increase engineering resources to support the higher level of FieldServer and ProtoCessor sales and continued development of new gas detection products.  We anticipate maintaining, or increasing the current level of engineering expense.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three month period ended March 31, 2007 were $640,557 or 23% of net sales, compared to $696,932 or 27% of net sales, in the same period in the prior year.  Selling expenses in the first quarter of 2006 included extraordinary costs of a sales conference and temporary sales staffing.  Selling expenses in the first quarter of 2007 did not include similar costs and were generally consistent with historical levels.

General and administrative expenses for the first quarter of 2007 were $354,669 or 13% of net sales compared to $318,787 or 12% of net sales in the same period in the prior year.  Except for increases in wage and salary costs there were no significant changes in administration expenses in the first quarter of 2007 compared to the first quarter of 2006.

Our income from operations for the three-month period ended March 31, 2007 was $74,003, compared to $89,397 in the same period in the prior year.  The lower operating income after an increase in sales revenue was, primarily, the result of lower margins and higher engineering expenses.

Net income for the three-month period ended March 31, 2007 was $44,139 or approximately 2% of net sales, compared to $46,912, or approximately 2% of net sales, for the same period in the prior year.  The primary difference between operating income and net income is the provision for income taxes.

Liquidity and Capital Resources

Working capital was approximately $3,443,000 at March 31, 2007, an increase of approximately $34,000 from December 31, 2006.  Current assets decreased by approximately $168,000 due to decreases in cash and accounts receivable offset by an increase in inventory.  Current liabilities decreased by approximately $202,000 due to lower accounts payable offset by an increase in accrued compensation expenses.  Cash, accounts receivable, inventories, accounts payable and accrued liabilities are the primary components of our working capital.

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

Our short-term liquidity is dependent upon our ability to reduce collection cycles, reduce inventories and manage expenses and cash distribution.  We must also renew or expand our bank line of credit in June 2007 under terms we expect to be similar to the current terms of the line of credit in order to avoid the necessity of more costly funds.

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

d)

Off Balance Sheet Arrangements

As of March 31, 2007, the Company had no off balance sheet arrangements as defined in Item 303(c) of the Securities and Exchange Commission’s Regulation S-B.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

May 14, 2007

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

(2)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998