Form 10QSB
period 2007-06-30
SIERRA MONITOR CORP /CA/
filed 2007-08-13
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10 - QSB

(Mark One)

( X )

Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ ; No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐

  No ☒

The number of shares of the issuer's common stock outstanding, as of August 10, 2007 was 11,075,192.

Transitional Small Business Disclosure Format:  Yes ☐;

 No ☒

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheet

June 30, 2007

(Unaudited)

Assets

Current assets:
Cash	$436,188
Trade receivables, less allowance for doubtful accounts	1,950,167
of approximately $77,000
Inventories, net	2,254,762
Prepaid expenses	104,626
Income taxes receivable	62,349
Deferred income taxes	244,933

Total current assets	5,053,025

Property and equipment, net	263,904
Deferred income taxes	50,921
Other assets	251,575

Total assets	$5,619,425

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$679,021
Accrued compensation expenses	358,990
Bank borrowings	200,000
Other current liabilities	301,564

Total current liabilities	1,539,575

Commitments and contingencies Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,075,192 shares issued and outstanding	11,075
Additional paid-in capital	3,311,274
Retained earnings	757,501

Total shareholders' equity	4,079,850
Total liabilities and shareholders’ equity	$5,619,425
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$3,419,675	$2,576,745	$6,242,886	$5,156,921
Cost of goods sold	1,339,443	1,018,954	2,558,141	2,070,486
Gross profit	2,080,232	1,557,791	3,684,745	3,086,435
Operating expenses
Research and development	493,756	445,833	1,029,040	869,361
Selling and marketing	697,339	600,573	1,337,896	1,297,505
General and administrative	452,631	367,930	807,300	686,717
	1,643,726	1,414,336	3,174,236	2,853,583
Income from operations	436,506	143,455	510,509	232,852
Interest expense	(2,965)	(4,801)	(3,403)	(8,725)
Income before income taxes	433,541	138,654	507,106	224,127
Income tax provision	173,416	51,444	202,842	90,005
Net income	$260,125	$87,210	$304,264	$134,122
Net income available to common shareholders per common share
Basic:	$0.02	$0.01	$0.03	$0.01
Diluted:	$0.02	$0.01	$0.03	$0.01
Weighted average number of common shares used in per share computations
Basic:	11,075,192	11,048,213	11,066,859	11,048,213
Diluted:	11,801,860	11,537,396	11,790,948	11,588,737

See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$304,264	$134,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	72,420	71,032
Provision for bad debt expense	12,119	7,500
Provision for inventory losses	–	31,984
Deferred income taxes	(62,349)	90,004
Stock based compensation expense	39,390	21,858
Changes in operating assets and liabilities:
Trade receivables	(319,814)	(510,203)
Inventories	1,143	(243,855)
Prepaid expenses and other current assets	41,664	(24,968)
Accounts payable	(263,787)	50,201
Accrued compensation expenses	66,028	41,006
Income taxes payable	188,190	(575)
Other current liabilities	22,122	1,932
Net cash provided by (used in) operating activities	101,390	(329,962)
Cash flows from investing activities:
Property and equipment	(186,362)	(40,521)
Other asset addition	(132,035)	-
Net cash used in investing activities	(318,397)	(40,521)
Cash flows from financing activities:
Proceeds from bank borrowings	200,000	–
Proceeds from exercise of stock options	6,800	–
Net cash provided by financing activities	206,800	–
Net decrease in cash	(10,207)	(370,483)
Cash at beginning of period	446,395	656,003
Cash at end of period	$436,188	$285,520
Supplemental cash flow information
Cash paid for income taxes	$61,840	$1,934

See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

June 30, 2007

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are herein adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed March 21, 2007.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of Sierra Monitor Corporation for the interim periods have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Gas Detection and Environment Control Services

Gas Detection and Environment Control services consist of field service orders (technical support) and training, which are provided separate from product orders.  Orders are accepted in the same forms as discussed under Gas Detection and Environment Control Products above with hourly prices fixed at the time of order. Revenue recognition occurs only when the service activity is completed.  Such services are provided to current and prior customers, and, as noted above, creditworthiness has generally already been assessed. In cases where the probability of receiving payment is low, a credit card number is collected for immediate processing.

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

b)

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. Sierra Monitor adopted the provisions of FIN No. 48 on January 1, 2007, which was the first day of the Company’s fiscal year. The Company applies FIN No. 48 to each income tax position accounted for under SFAS No. 109, “Accounting for Income Taxes,” at each financial statement reporting date. This process involves the assessment of whether each income tax position is “more likely than not” of being sustained based on its technical merits. In making this assessment, the Company must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. For each income tax position that meets the “more likely than not” recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. The Company reports the difference between the tax benefit recorded for financial statement purposes and the amount reflected in the tax return within income tax receivable, income tax payable, deferred tax assets or deferred tax liabilities. Management believes that the Company’s tax positions reported on income tax returns, or to be reported on income tax returns, meets the more likely than not standard.  As a result there is no material impact on the financial statements regarding the adoption of FIN No. 48.

The Company is subject to federal income tax.  With few exceptions, the Company is no longer subject to U.S. federal income tax examination for years before 2000 or state and local tax examinations before 2000.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

The Company is not currently under Internal Revenue Service (IRS), state, local or foreign jurisdiction tax examinations.

For the quarter ended June 30, 2007, the Company recorded $173,416 in income tax provision.

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

c)

Employee Stock-Based Compensation

At June 30, 2007, the Company had one approved stock-based employee compensation plan, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that had not expired or otherwise terminated.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share Based Payment," ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, is recognized in the Company's financial statements over their remaining service period. The cost is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

For the six month periods ended June 30, 2007 and 2006, the impact of adopting SFAS No. 123(R) on the Company’s condensed statements of operations was an increase in general and administrative expenses of $39,390 and $21,858, respectively, with a corresponding decrease in the Company’s income from continuing operations, income before provision for income taxes and net income resulting from the first-time recognition of compensation expense associated with employee stock options.  There was no material impact on the Company’s basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).  The Company did not modify the terms of any previously granted stock options during the six-month periods ended June 30, 2007 and 2006.

Inventories

A summary of inventories as of June 30, 2007 follows:

Raw Materials	$706,745
Work-in-process	1,198,710
Finished goods	447,687
Allowance for obsolescence	(98,380)
$2,254,762

Net income  per share

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

At June 30, 2007, there were no potentially dilutive common shares that had an exercise price higher than the stock price used in the EPS calculation.  However, at June 30, 2006, outstanding options to acquire 296,500 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six month periods ended June 30, 2007 and 2006, respectively:

	Three months Ended June 30, 2007	Six months ended June 30, 2007	Three months Ended June 30, 2006	Six months Ended June 30, 2006
Basic EPS – weighted-average number of common shares outstanding	11,075,192	11,066,859	11,048,213	11,048,213
Effect of dilutive potential common shares – stock options outstanding	726,668	724,089	489,183	540,524
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,801,860	11,790,948	11,537,396	11,588,737

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

In addition, the CEO reviews the following information on revenues by product category:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Gas detection devices	$2,232,781	$1,330,598	$3,445,357	$2,923,369
Environment controllers	273,641	268,083	531,021	575,830
FieldServers	913,253	978,064	2,266,508	1,657,722
	$3,419,675	$2,576,745	$6,242,886	$5,156,921

Line-of-Credit

In June 2007, the Company extended its $500,000 line of credit with a commercial bank.  The outstanding balance as of June 30, 2007 was $200,000.  The Company is in compliance at June 30, 2007 with covenants required by the line of credit.  Subsequent to the end of June 2007, the Company increased its line of credit to $1,000,000 under substantially the same terms.

Stock Options

During the six month period ended June 30, 2007, a total of 216,500 options were granted under the Company’s 2006 Stock Plan with an exercise price of $1.50.  Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.  Such options had a per-share grant date fair value of $1.50, as calculated by the Black-Scholes option pricing model using the following assumptions: expected life of 8 years; estimated volatility of 210%; risk-free interest rate of 5.25%; and no expected dividends. No options were granted during the three and six month period ended June 30, 2006.

No stock options were granted and no stock options were exercised or expired in the three month period ended June 30, 2007.  A total of 20,000 stock options were exercised by an employee for cash proceeds of $6,800 during the three month period ended March 31, 2007. No stock options were exercised during the three and six month periods ended June 30, 2006 and a total of 55,000 options expired during the same period.

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

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended June 30, 2007, Sierra Monitor Corporation reported net sales of $3,419,675 compared to $2,576,745 for the three months ended June 30, 2006.  For the six-month period ended June 30, 2007, net sales were $6,242,886 compared with $5,156,921 in the prior year six-month period.   The sales results for the three and six month periods ended June 30, 2007 represent increases of 33% and 21%, respectively, compared to the same periods in 2006.

In the second quarter of 2007, sales of our gas detection products were approximately $2,233,000 compared to $1,331,000 in the second quarter of 2006.  For the six month period ended June 30, 2007, our gas detection product sales were approximately $3,445,000 compared to $2,923,000 in the same period in 2006.  These results represent a 68% year over year increase in the second quarter and an 18% year over year increase in the year-to-date period.  Our gas detection system sales include products designed and manufactured exclusively for the U.S. Navy.  In the second quarter of 2007, those sales were unusually high compared to our past experience.  The year-over-year increase in U.S. Navy sales in the second quarter of 2007 was approximately $450,000.  The remaining increase in gas detection sales is the result of shipments of large integrated systems based on our Sentry controller and our new family of sensor modules.

Sales of Environment Controllers to the telecommunications industry in the second quarter of 2007 were approximately $274,000 compared to $268,000 in the second quarter of 2006.  In the six-month period ended June 30, 2007 sales of Environment Controllers were approximately $531,000 compared to $576,000 in the same period in 2006.  There have been no significant changes in the demand level and markets for our environment controllers.

In the second quarter of 2007, sales of FieldServer products were approximately $913,000, a 7% decrease, compared to $978,000 in the same period in 2006. In the six month period ended June 30, 2007, sales of FieldServers were approximately $2,267,000, a 37% increase, compared to $1,658,000 sales reported in the same period in 2006.  FieldServer products are sold in two basic packages, box level products marketed as FieldServers and original equipment manufacturer (“OEM”) board level products marketed as ProtoCessors.   In the second quarter of 2007 sales of FieldServers were 20% lower than the corresponding quarter in 2006.  Although the level of second quarter orders for FieldServers was higher than the second quarter of the prior year, a large percentage of the orders were received late in the period resulting in temporary internal capacity restraints that limited the overall sales levels.  The increase in sales of all FieldServer products in the first half of 2007 compared to the first half of 2006 is primarily due to higher sales of OEM products.  During the first half of 2006 OEM product customers were purchasing at pre-production levels that were lower than the production quantities purchased in the first half of 2007.

Gross profit of $2,080,232 for the three-month period ended June 30, 2007 was 61% of sales compared to $1,557,791, or 60% of sales, in the same period in the previous year.  The gross profit for the six-month period ended June 30, 2007 was $3,684,745, or 59% of sales, compared to $3,086,435, or 60% of sales, in the same period in the previous year.  Gross margins vary by product group and by the mix of direct or distributor sales.  The range of gross margin between 59% and 61% is consistent with our historical experience.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $493,756, or 14% of sales, for the three month period ended June 30, 2007 compared to $445,833, or 17% of sales, in the comparable period in 2006.  In the six-month periods ended June 30, 2007 and June 30, 2006, research and development expenses were $1,029,040, or 16% of sales, and $869,361, or 17% of sales, respectively. The higher research and development expenses are primarily the results of greater salary and consulting expenses as we continue increasing the level of engineering activities to support growing opportunities for our ProtoCessor products and continued development of new gas detection products.  We anticipate maintaining, or increasing the current level of engineering expense.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $697,339, or 20% of sales for the three-month period ended June 30, 2007, compared to $600,573, or 23% of sales, in the comparable period in the prior year.  For the six-month periods ended June 30, 2007 and June 30, 2006, selling and marketing expenses were $1,337,896, or 21% of sales, and $1,297,505, or 25% of sales, respectively.   Our higher selling and marketing expenses in the second quarter of 2007 are due, in part, to increased salary and benefit expenses as the result of an increase in the number of sales professionals combined with higher marketing for additional advertising and web site upgrades.  The increase in the year to date selling and marketing expenses is primarily due to higher advertising expenses.

General and administrative expenses, which consist primarily of salary expenses, building rent, insurance expenses and fees for professional services, were $452,631 or 13% of sales, for the three-month period ended June 30, 2007 compared to $367,930 or 14% of sales, in the three-month period ended June 30, 2006.  For the six-month periods ended June 30, 2007 and June 30, 2006, general and administrative expenses were $807,300, or 13% of sales, and $686,717, or 13% of sales, respectively.  The increase in general and administrative expenses is, in part, due to higher wage and salary expenses.  In addition, we undertook programs to upgrade our computer and telephone systems during the second quarter of 2007 resulting in higher information technology support costs.  The telephone system was upgraded to an Internet (IP) telephone system that provides enhanced internal communications which we believe will lower our telephone expenses.

In the six month period ended June 30, 2007, our income from operations increased $277,657 compared to the six month period ended June 30, 2006.  The improvement in operating income was the result of our 21% increase in sales with no significant change in gross margin offset by a four percent increase in fixed expenses.

After interest and tax expenses our net income for the three-month period ended June 30, 2007 was $260,125 compared to $87,210 in the same period of 2006.  For the six-month period ended June 30, 2007 our net income was $304,264 compared to $134,122 in the same period of 2006.

Liquidity and Capital Resources

Working capital was approximately $3,513,450 at June 30, 2007, an increase of approximately $104,475 from December 31, 2006.  This was the result of increases in trade receivables of approximately $300,000, offset by a decrease in accounts payable of approximately $264,000, offset by an increase in bank borrowing of $200,000 and an increase in income tax payable of approximately $190,000.  Trade receivables, inventories, cash, and accrued liabilities are the primary components of our working capital.

Management believes that the Company’s present resources, including cash and accounts receivable, are sufficient to fund its anticipated level of operations through at least the next twelve months.

Certain Factors That May Affect Future Results

The Company's future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting our industry, lack of growth in our end-markets, and our ability to develop, manufacture, and sell both new and existing products at profitable yet competitive prices.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed financial statements and the accompanying notes.  The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories.  Actual results could differ from these estimates.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the condensed financial statements:

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

Gas Detection and Environment Control Services

Gas Detection and Environment Control services consist of field service orders (technical support) and training, which are provided separate from product orders.  Orders are accepted in the same forms as discussed under Gas Detection and Environment Control Products above with hourly prices fixed at the time of order. Revenue recognition occurs only when the service activity is completed.  Such services are provided to current and prior customers, and, as noted above, creditworthiness has generally already been assessed. In cases where the probability of receiving payment is low, a credit card number is collected for immediate processing.

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in Statement of Position (SOP) No. 97-02, “Software Revenue Recognition”, as amended, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

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

d)

Off Balance Sheet Arrangements

As of June 30, 2007 the Company had no off balance sheet arrangements as defined in Item 303(c) of the Securities and Exchange Commission’s Regulation S-B.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, Mr. Arnold has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 15, 2007.

1.  At the Annual Meeting, the following directors were elected to serve for the ensuing year and until their successors are elected:

	For	Against	Abstain
Gordon R. Arnold	7,925,411	0	400
C. Richard Kramlich	7,925,411	0	400
Jay T. Last	7,925,411	0	400
Robert C. Marshall	7,925,411	0	400

2.  At the Annual Meeting, the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as the Company's independent public accountants for the fiscal year ended December 31, 2007 was ratified by the following votes:

For	Against	Abstain
7,924,411	0	1,400

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

August 13, 2007

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