Form 10QSB
period 2007-09-30
SIERRA MONITOR CORP /CA/
filed 2007-10-29
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10 - QSB

(Mark One)

( X ) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

or

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______________to ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X   ; No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ____    No  X

The number of shares of the issuer's common stock outstanding, as of October 29, 2007 was 11,155,192.

Transitional Small Business Disclosure Format:  Yes         ; No   X_

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIERRA MONITOR CORPORATION
Condensed Balance Sheet
September 30, 2007
(Unaudited)

Assets

Current assets:
Cash	$604,177
Trade receivables, less allowance for doubtful accounts of approximately $80,000	2,091,481
Inventories, net	2,099,566
Prepaid expenses and other current assets	271,786
Deferred income taxes - current	244,933

Total current assets	5,311,943

Property and equipment, net	283,324
Deferred income taxes	50,921
Other assets	240,467

Total assets	$5,886,655

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$648,839
Accrued compensation expenses	451,444
Income taxes payable	359,669
Other current liabilities	86,056

Total current liabilities	1,546,008

Commitments and contingencies

Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,155,192 shares issued and outstanding	11,155
Additional paid-in capital	3,343,838
Retained earnings	985,654

Total shareholders' equity	4,340,647

Total liabilities and shareholders’ equity	$5,886,655
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$3,368,102	$2,706,751	$9,610,988	$7,863,672
Cost of goods sold	1,311,712	1,018,368	3,869,853	3,088,854
Gross profit	2,056,390	1,688,383	5,741,135	4,774,818
Operating expenses
Research and development	524,668	466,990	1,553,708	1,336,351
Selling and marketing	693,801	562,855	2,031,697	1,860,360
General and administrative	450,041	311,945	1,257,341	998,662
	1,668,510	1,341,790	4,842,746	4,195,373
Income from operations	387,880	346,593	898,389	579,445
Interest expense	(5,276)	(3,704)	(8,679)	(12,429)
Income before income taxes	382,604	342,889	889,710	567,016
Income tax provision	154,451	136,802	357,293	226,807
Net income	$228,153	$206,087	$532,417	$340,209
Net income available to common shareholders per common share
Basic:	$0.02	$0.02	$0.05	$0.03
Diluted:	$0.02	$0.02	$0.05	$0.03
Weighted average number of shares used in per share computations
Basic:	11,075,192	11,050,539	11,055,192	11,048,988
Diluted:	11,742,979	11,479,136	11,580,243	11,542,967

See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$532,417	$340,209
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	127,276	104,876
Provision for bad debt expense	16,619	6,834
Provision for inventory losses	-	(25,984)
Deferred income taxes	-	166,312
Stock based compensation expense	69,234	32,787
Changes in operating assets and liabilities:
Trade receivables	(465,628)	(580,639)
Inventories	156,339	(436,276)
Prepaid expenses and other current assets	(125,496)	(45,418)
Other assets	(225)	26
Accounts payable	(293,969)	159,329
Income taxes payable	342,641	59,039
Accrued compensation expenses	158,482	95,701
Other current liabilities	11,834	(7,683)
Net cash provided by (used in) operating activities	529,524	(130,887)
Cash flows from investing activities:
Capital expenditures	(249,306)	(49,108)
Acquisition of other long-term assets	(132,036)	(44,750)
Net cash used in investing activities	(381,342)	(93,858)
Cash flows from financing activities:
Proceeds from bank borrowings	200,000	100,000
Repayments of bank borrowings	(200,000)	(200,000)
Proceeds from exercise of stock options	9,600	3,238
Net cash provided by (used in) financing activities	9,600	(96,762)
Net increase (decrease) in cash	157,782	(321,507)
Cash at beginning of period	446,395	656,003
Cash at end of period	$604,177	$334,496
Supplemental cash flow information
Cash paid for income taxes	$106,493	$1,046
Cash paid for interest	$8,679	$12,429
See the accompanying notes for information on non-cash investing and financing activities. See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2007 and 2006

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

Summary of Business

The Company was formed in 1978 and delivers information technology for environment measurement and control by developing specialized embedded software that is deployed on proprietary hardware platforms.  Embedded software enables data transfer between subsystems using protocol and physical medium translation. Proprietary hardware platforms allow the Company to increase the value proposition while protecting its intellectual property.

The Company’s hardware platforms include original equipment modules for installation in customer devices and controllers, gateway boxes generally used by integrators for machine to machine (M2M) protocol translation, and multi-component safety systems generally focused on gas and fire detection. Each of the hardware platforms utilize the Company’s proprietary data handling software allowing communication from lower level sensor systems through to the highest levels of Internet Protocol (IP) networks.

By providing an intelligent interface , the Company’s products enable various machines, devices, systems and people to reliably communicate useful information for the measurement and control of various environments including buildings, plants, factories and over the Internet. By delivering the data on various communications levels, including ethernet, internet , LONworks, Profibus, and others, the Company’s products make it possible for data to be accessed at more appropriate levels, such as NOCs, control rooms or remote locations ..

The Company’s products, including gas detection systems, environment controls for remote telephone company structures and protocol gateways, are based on complex proprietary software developed by the Company.  The software, embedded in each of the Company’s product groups, provides key functions including sensor management, utilization of data for alarm and control purposes and delivery of data across various networks including the Internet.

Gas monitoring products manufactured by the Company are sold for a variety of safety applications ranging from oil and gas processing and chemical plants to wastewater treatment, alternate fuel vehicle programs and other users or producers of hazardous gases. Environment controllers, which provide management of environmental conditions in small structures such as local DSL distribution nodes and buildings at cell tower sites, are sold to telecommunications companies and their suppliers. The Company’s

FieldServer products are sold generally to integration companies that implement building and plant automation projects and to manufacturers of equipment for the same industry.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServer products, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in Statement of Position (“SOP”) 97-02, “Software Revenue Recognition”, as amended, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

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

b)

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which supplements Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. Sierra Monitor adopted the provisions of FIN No. 48 on January 1, 2007, which was the first day of the Company’s fiscal year. The Company applies FIN No. 48 to each income tax position accounted for under SFAS No. 109, “Accounting for Income Taxes,” at each financial statement reporting date. This process involves the assessment of whether each income tax position is “more likely than not” of being sustained based on its technical merits. In making this assessment, the Company must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. For each income tax position that meets the “more likely than not” recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. The Company reports the difference between the tax benefit recorded for financial statement purposes and the amount reflected in the tax return within income tax receivable, income tax payable, deferred tax assets or deferred tax liabilities. Management believes that the Company’s tax positions reported on income tax returns, or to be reported on income tax returns, meets the more likely than not standard.  As a result there is no material impact on the financial statements regarding the adoption of FIN No. 48. The Company is subject to federal income tax. With few exceptions, the Company is no longer subject to U.S. federal income tax examination for years before 2000; state and local tax examinations before 2000. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

The Company is not currently under Internal Revenue Service (IRS), state, local or foreign jurisdiction tax examinations.

For the quarter ended September 30, 2007, the Company recorded $154,451 in income tax provision.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, to define how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS No. 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We are currently evaluating the impact of adopting this Statement.

In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” was released. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential effect of SFAS No. 159 on its financial statements.

Other recent accounting pronouncements discussed in the notes to the December 31, 2006 audited financial statements, filed previously with the Securities and Exchange Commission in Form 10-KSB, that were required to be adopted during the year ending December 31, 2007, did not have or are not expected to have a significant impact on the Company’s 2007 financial statements.

c)

Employee Stock-Based Compensation

As of September 30, 2007, the Company had one approved stock-based employee compensation plan for issuing new options, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that have not expired or otherwise terminated.

Under the 2006 Stock Plan, the Company initially reserved 500,000 shares of common stock for issuance. Options are granted under the 2006 Stock Plan at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date. Prior to January 1, 2006, the Company accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB No. 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share Based Payment," ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, is recognized in the Company's financial statements over their remaining service period. The cost is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

For the nine month periods ended September 30, 2007 and 2006, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in general and administrative expenses of $69,234 and $32,787, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the first-time recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R). The Company did not modify the terms of any previously granted stock options during the nine-month periods ended September 30, 2007 and 2006.

Inventories

A summary of inventories as of September 30, 2007 follows:

Raw Materials	$730,149
Work-in-process	1,076,754
Finished goods	391,043
Less: Allowance for obsolescence reserve	(98,380)
$2,099,566

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

As of September 30, 2007, there were no potentially dilutive common shares that had an exercise price higher than the stock price used in the EPS calculation.  However, as of September 30, 2006, outstanding options to acquire 360,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2007 and 2006, respectively:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic EPS – weighted-average number of common shares outstanding	11,075,192	11,050,539	11,055,192	11,048,988
Effect of dilutive potential common shares – stock options outstanding	667,787	428,597	525,051	493,979
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,742,979	11,479,136	11,580,243	11,542,967

Comprehensive Income

The Company has no significant components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods presented.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying financial statements.

In addition, the CEO reviews the following information on revenues by product category:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Gas detection devices	$1,848,088	$1,138,144	$5,293,376	$4,063,177
Environment controllers	186,362	654,848	716,669	1,229,010
FieldServers	1,333,652	913,759	3,600,943	2,571,485
	$3,368,102	$2,706,751	$9,610,988	$7,863,672

Line-of-Credit

During the quarter ended September 30, 2007, the Company increased its line of credit with its commercial bank from $500,000 to $1,000,000 and had no borrowings against the line of credit.  At September 30, 2007, there was no outstanding balance and the Company was in compliance with all covenants under the line of credit.

Stock Options

No stock options were granted during the three month period ended September 30, 2007.  During the nine month period ended September 30, 2007, a total of 216,500 options were granted under the Company’s 2006 Stock Plan with an exercise price of $1.50.  Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.  Such options had a per-share grant date fair value of $1.50, as calculated by the Black-Scholes option pricing model using the following assumptions: expected life of 8 years; estimated volatility of 210%; risk-free interest rate of 5.25%; and no expected dividends. No options were granted during the three and nine month period ended September 30, 2006.

A total of 100,000 stock options were exercised for shares previously owned by an employee for a value of $37,500 while 5,000 stock options were exercised by an employee for cash proceeds of $2,800 in the three-month period ended September 30, 2007.  During the nine-month period ended September 30, 2007, a total of $125,000 stock options were exercised.  A total of 6,979 stock options were exercised by employees for cash proceeds of $3,238 during the three and nine-month periods ended September 30, 2006.   No stock options expired during the three and nine-month periods ended September 30, 2007. A total of 500 options expired during three-month period ended September 30, 2006 while 48,521 options expired during nine-month period ended September 30, 2006.

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

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended September 30, 2007, Sierra Monitor Corporation reported net sales of $3,368,102 compared to $2,706,751 for the three months ended September 30, 2006.  For the nine-month period ended September 30, 2007, net sales were $9,610,988 compared with $7,863,672 in the prior year nine-month period.   The sales results for the three and nine-month periods ended September 30, 2007 represent increases of 24% and 22% for the respective periods, compared to the same periods in 2006.

In the third quarter of 2007, sales of our gas detection products were approximately $1,848,000 compared to $1,138,000 in the third quarter of 2006.  For the nine-month period ended September 30, 2007, our gas detection product sales were approximately $5,293,000 compared to $4,063,000 in the same period in 2006.  These results represent a 62% year over year increase in the third quarter and a 30% year over year increase in the year-to-date period.  Our gas detection system sales include products designed and manufactured exclusively for the U.S. Navy.  In the third quarter and year-to-date periods of 2007, those sales were unusually high compared to our past experience.  The increase in U.S. Navy sales in the third quarter and year-to-date periods of 2007 was approximately $260,000 and $696,000 respectively.  The remaining increase in gas detection sales is the result of shipments of large integrated systems based on our Sentry controller and our new family of sensor modules.

Sales of Environment Controllers to the telecommunications industry in the third quarter of 2007 were approximately $186,000 compared to $655,000 in the third quarter of 2006.  In the nine-month period ended September 30, 2007, sales of Environment Controllers were approximately $717,000 compared to $1,229,000 in the same period in 2006.  A single, one-time order in the third quarter of 2006 accounted for most of the difference in sales of this product group. The order was for replacement of a large number of aging monitors in one telephone company’s remote underground communications sites

In the third quarter of 2007, sales of FieldServer products, our communications bridges, were approximately $1,334,000 compared to $914,000 in the same period in 2006. In the nine-month period ended September 30, 2007, sales of FieldServers were approximately $3,601,000 compared to $2,571,000 sales reported in the same period in 2006.  The sales results for the three and nine-month periods ended September 30, 2007 represent increases of 46% and 40% respectively compared to the same periods in 2006.   FieldServer products are sold in two basic packages, box level products marketed as FieldServers and original equipment manufacturer (“OEM”) board level products marketed as ProtoCessors.  Box level products are generally used in building automation projects.  Sales of box level products have increased, in part, due to shipments for individual projects that require higher quantities of boxes.  ProtoCessor products are generally sold to manufacturers of equipment used in building automation.  ProtoCessor is a newer product group and shipments of production quantities began in the third quarter of 2006.  As a result of increasing acceptance and shipments to additional manufacturers, the quantities of ProtoCessor shipped in third quarter of 2007 were higher than in the prior year.

Gross profit of $2,056,390 for the three-month period ended September 30, 2007 was 61% of sales compared to $1,688,383, or 62% of sales, in the same period in the previous year.  The gross profit for the nine-month period ended September 30, 2007 was $5,741,135, or 60% of sales, compared to $4,774,818, or 61% of sales, in the same period in the previous year.  The gross margin results are consistent with our historical experience.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $524,668, or 16% of sales, for the three-month period ended September 30, 2007 compared to $466,990, or 17% of sales, in the comparable period in 2006.  In the nine-month periods ended September 30, 2007 and September 30, 2006, research and development expenses were $1,553,708, or 16% of sales, and $1,336,351, or 17% of sales, respectively.  The increased research and development expenses are primarily the result of higher salary and consulting expenses as we continue increasing engineering activities to support growing opportunities for our ProtoCessor products and continued development of new gas detection products.  We anticipate maintaining, or increasing the current level of engineering expense.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $693,801, or 21% of sales for the three-month period ended September 30, 2007, compared to $562,855, or 21% of sales, in the comparable period in the prior year.  For the nine-month periods ended September 30, 2007 and September 30, 2006, selling and marketing expenses were $2,031,697, or 21% of sales, and $1,860,360, or 24% of sales, respectively.  The higher selling expenses are due, primarily, to increased salary and benefit costs combined with higher sales commissions paid to representatives.  The increases are consistent with the higher level of sales.  Marketing expenses have also increased because we budgeted for additional advertising, brochure and tradeshow activity in the current year compared to 2006.

General and administrative expenses, which consist primarily of salary expenses, building rent and insurance expenses, were $450,041 or 14% of sales, for the three-month period ended September 30, 2007 compared to $311,945 or 12% of sales, in the three-month period ended September 30, 2006.  For the nine-month periods ended September 30, 2007 and September 30, 2006, general and administrative expenses were $1,257,341, or 13% of sales, and $998,662, or 13% of sales, respectively.  General and administrative expenses have increased in both the third quarter and year-to-date periods due to higher stock option expensing, new investor relations expenses and higher legal expenses.  In the fourth quarter of 2006, we implemented an ongoing investor relations program aimed at keeping our shareholders and potential investors informed through press releases and web site updates.  Our legal expenses in the third quarter of 2007 included the cost of defending a patent suit that has now been dismissed.

In the three-month period ended September 30, 2007, our income from operations was $387,880 compared to $346,593 in the three-month period ended September 30, 2006.  In the nine-month period ended September 30, 2007, our income from operations was $898,389 compared to $579,445 in the nine-month period ended September 30, 2006.  Our higher gross profit was partially offset by increases in each of our fixed expense categories.

After interest and tax expenses, our net income for the three-month period ended September 30, 2007 was $228,153 compared to $206,087 in the same period of 2006.  For the nine-month period ended September 30, 2007, our net income was $532,417 compared to net loss of $340,209 in the same period of 2006.

Liquidity and Capital Resources

Working capital was approximately $3,765,935 at September 30, 2007, an increase of approximately $357,000 from December 31, 2006.   Significant current asset changes include increase in cash of approximately $158,000 and increase in accounts receivable of approximately $449,000, offset by a decrease in inventory of approximately $156,000.  Significant current liability changes include a decrease in accounts payable of approximately $294,000 offset by an increase in income taxes payable of approximately $342,000.  The changes in liquidity are consistent with the financial results that include higher sales levels and continued profitability.

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

The industry in which we compete is highly competitive and we expect such competition to continue in the future.  Most of our competitors are larger than us and have substantially greater financial, technical, marketing and manufacturing resources.  While we have invested in new products, there can be no assurance that we can continue to introduce new products on a timely basis or that some of our products will not be rendered non-competitive or obsolete by our competitors.

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

Our short-term liquidity is dependent upon our ability to reduce collection cycles, reduce inventories and manage expenses and cash distribution.  We must also maintain our compliance with the covenants under our bank line of credit.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServer products, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in Statement of Position (SOP) No. 97-02, “Software Revenue Recognition”, as amended, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

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

Off Balance Sheet Arrangements

As of September 30, 2007, the Company had no off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, Mr. Arnold has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

October 29, 2007

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