Form 10KSB
period 2007-12-31
SIERRA MONITOR CORP /CA/
filed 2008-03-26
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.

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

Yes     X      No  ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes         No     X

The Registrant's revenues for the fiscal year ended December 31, 2007 were $12,966,613.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of March 20, 2008 was approximately $5,276,899 based upon the last reported sale price of $1.45 per share on the Over the Counter Bulletin Board, which occurred on March 19, 2008.  For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933.  This determination is not necessarily conclusive.

The number of shares of the Registrant's common stock outstanding as of March 20, 2008 was 11,155,192.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 9, and information required under Items 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-KSB is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2008.

Transitional Small Business Disclosure Format Yes ____; No    X

FORM 10-KSB

SIERRA MONITOR CORPORATION

TABLE OF CONTENTS

PART I.

Item 1.

Description of Business

1

Item 1A.

Risk Factors

5

Item 2.

Description of Property

5

Item 3.

Legal Proceedings

5

Item 4.

Submission of Matters to a Vote of Security Holders

5

PART II.

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer

Purchases of Securities

6

Item 6.

Management’s Discussion and Analysis or Plan of Operation

8

Item 7.

Financial Statements

12

Item 8.

Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure

12

Item 8A.

Controls and Procedures

12

Item 8B.

Other Information

13

PART III.

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with

Section 16(a) of the Exchange Act

14

Item 10.

Executive Compensation

15

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

16

Item 12.

Certain Relationships and Related Transactions

16

Item 13.

Exhibits

17

Item 14

Principal Accountant Fees and Services

17

Financial Statements

F-1

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms.  We have based these forward-looking statements on our current expectations and projections about future events.  Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report.  Forward-looking statements in this report include, among others, statements regarding the sufficiency of cash and accounts receivable and critical accounting policies.  The Company's future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting the Company's industry, lack of growth in the Company's end-markets and the Company's ability to develop, manufacture, and sell both new and existing products at a profitable yet competitive price.  All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART I

Item 1.

Description of Business.

General

Sierra Monitor Corporation, a California corporation (the “Company,” “we” or “us”), was founded in 1978 to design and develop hazardous gas monitoring devices for the protection of personnel and facilities in industrial work places.  We have recently changed the focus of our business to the delivery of information technology for environment measurement and control by developing specialized embedded software that is deployed on proprietary hardware platforms. Embedded software enables data transfer between subsystems using protocol and physical medium translation.  Proprietary hardware platforms allow the Company to increase its value proposition while protecting intellectual property.

Our vision is to capitalize on the expanding worldwide demand for cleantech knowledge-based products and services that improve operational performance, productivity, efficiency and safety in building automation, industrial and military applications, while reducing demands on resources and energy consumption.

Products

Our hardware platforms include original equipment modules for installation in customer devices and controllers, gateway boxes generally used by integrators for machine to machine (M2M) protocol translation and multi-component safety systems generally focused on gas and fire detection.

By providing an intelligent interface , the Company’s products enable various machines, devices, systems and people to reliably communicate useful information for the measurement and control of various environments including buildings, plants and factories ..  By delivering the data on various communication level s, including Ethernet , i nternet, LONworks, Profibus and others, our products make it possible for data to be accessed at more appropriate levels , such as network operations centers , control rooms or remote locations ..

M2M protocol translation devices, known as communications bridges, are sold under our trade names “FieldServer” and “ProtoCessor” to equipment manufacturers and systems integrators, principally in the building automation industry where we believe the market drivers are cleantech and energy savings initiatives.    Many industrial instruments, such as detection systems, controllers and automation systems, communicate in disparate, non-standard protocols.  Communications bridges provide a means for transferring data between devices using non-standard protocols through a sophisticated data exchange software program.  Data can be transmitted to other industrial applications over various wiring platforms including Ethernet.  In 2007, combined revenue from sales of our FieldServer and ProtoCessor products was approximately 39% of the Company’s sales compared to approximately 35% in 2006 and 26% in 2005.

Gas monitoring products manufactured by the Company are sold for a variety of safety applications ranging from oil and gas processing and chemical plants to wastewater treatment, alternate fuel vehicle programs and other users or producers of hazardous gases.  Environment controllers, which provide management of environmental conditions in small structures such as local DSL distribution nodes and buildings at cell tower sites, are sold to telecommunications companies and their suppliers.  Our FieldServer products are sold generally to integration companies that implement building and plant automation projects and to manufacturers of equipment for the same industry.

Intelligent gas detection safety systems that we manufacture are sold for a variety of safety applications ranging from oil and gas processing and chemical plants to wastewater treatment, alternate fuel vehicle programs and other users or producers of hazardous gases.  These systems utilize features such as recorded event information, graphical displays on central computers and web server displays to allow users to identify hazards and problems before they evolve into incidents which, could cause production delays and may prompt evacuation of personnel and potentially even cause property damage and physical injury.  Through our FieldServer products, detection data can be presented on computers through a web server function for viewing over the internet or by localized web browsers. The motivation for installation of gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health Administration, state and local governing bodies, insurance companies and various industry rule making bodies In the three calendar years 2007, 2006 and 2005, revenue from gas detection products was approximately 54%, 52%, and 60% of the Company's sales, respectively.

The Company also supplies microprocessor-based environment control products to the telecommunications industry.  The control products are used to monitor temperature, gas, smoke and other environmental and security conditions in remote structures such as DSL distribution nodes, fiber optic booster stations and cell-tower site buildings.  Environment controllers integrate various functions which would otherwise require discrete controls and alarm handling.  Revenue from all products sold to the telecommunications industry was approximately 7% of the Company’s sales in 2007, compared to 14% in each of 2006 and 2005.

Research and Development

We maintain research and development programs to enhance existing products and to develop new products.  Our research and development expenses, which include costs for sustaining engineering, were $2,088,896 or 16% of sales in 2007, compared to 1,810,637 or 17% of sales in 2006 and $1,694,977 or 19% of sales in 2005.

Sales and Distribution

The Company's products are sold through a network of independent sales representatives supervised by regional managers.  There are currently 25 authorized representative companies in the United States.  The majority of the Company's representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products.  The Company's internal sales organization includes a corporate sales manager, six regional sales managers, an outside salesperson and various inside support personnel.  In addition to our primary factory and office facility in Milpitas, California and a technical support office located in Fort Myers, Florida, we maintain separate sales offices in California, Connecticut, Illinois, Massachusetts, New Jersey, Texas and Wisconsin.

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

Employees

At December 31, 2007, the Company had a total of 53 employees, all of which were employed on a full-time basis, of whom 8 were in research and development; 19 were in marketing, sales and service; 5 were in general administration; and 21 were in operations and manufacturing.  At that date, 45 of the Company's employees were located in Milpitas, California, and the remaining employees were located in regional sales and technical support offices.  None of our employees are represented by a labor union.  We believe that our relationship with our employees is satisfactory.

Seasonality and Customers

The demand for monitoring devices and other products manufactured by the Company is typically not seasonal and during 2007 and 2006 there were no customers to whom sales exceeded 10% of the Company’s net sales.   Factors within and affecting specific industries, such as telecommunications, building automation or petro-chemical processing, could affect the Company’s sales within any of those industries.  Those factors may include, but are not limited to, a general economic downturn, labor problems, rapid shifts in technology or introduction of competing products at lower prices.

Backlog

The commercial order backlog for the Company's products at December 31, 2007 was approximately $2,600,000, compared to approximately $2,200,000 at December 31, 2006.  The backlog includes orders for which the Company has not yet received engineering release from the customer.  Since the Company generally ships many of its products within the same quarter that it receives a purchase order and engineering release from the customer, the Company believes that its backlog at any particular time is generally not indicative of the level of future sales.

Competition

The markets in which we participate are highly competitive and generally price sensitive.  Most of our competitors have far greater financial, marketing and manufacturing resources than us by virtue of their relationships with larger companies as divisions or subsidiaries of such companies.  The principal competitive factors in our industry are reliability, ease of use, product support and price.  Our gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Safety Inc., General

Monitors Inc., Mine Safety Appliance Company and Honeywell.  Our other products tend to compete with alternate methods and technologies rather than direct equivalent products manufactured by other companies.  For example, telephone companies may use discrete temperature, lighting and pump controls as an alternative to integrated control systems.  Likewise, potential users of our FieldServer products may choose to develop their own proprietary software programs as an alternative to using our packaged solution.

Manufacturing and Suppliers

We purchase materials and components for use in manufacturing our products.  The majority of the materials and components used in our products are standard items which can be purchased from multiple distributors or fabricated by multiple custom fabrication vendors.  Components which are generally purchased from sole sources are those which require a specific consistent quality such as gas sensors.  Our principal suppliers of gas sensors are City Technology and E2V Technologies.  We anticipate that the majority of components and materials used in products to be developed by us will be readily available. However, there is no assurance that the current availability of these materials will continue in the future, or if available, will be procurable at favorable prices.

Environmental Regulation

The Company has no costs associated with compliance with environmental regulations.  However, there can be no assurance that the Company will not incur such costs in the future.

Selected Financial Data.

The following table sets forth the selected financial data for each of the last five fiscal periods ended December 31, 2007 through 2003.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Net sales	$12,966,613	$10,854,807	$8,816,414	$9,125,536	$7,868,199
Net income (loss)	$581,038	$468,448	$(230,679)	$(185,620)	$(173,603)
Net income (loss) per share – basic and diluted	$0.05	$0.04	$(0.02)	$(0.02)	$(0.02)
Total assets	$5,719,374	$5,056,418	$4,392,202	$4,448,318	$4,230,797

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

Item 1A.

Risk Factors

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

Item 2.

Description of Property.

The Company's principal executive, administrative, manufacturing and engineering operations are located in a 15,000 square foot leased facility in Milpitas, California.  This facility is occupied under a lease expiring March 31, 2009.  The Company also leases an 1,800 square foot warehouse in Milpitas, California, a small technical support office in Fort Myers, Florida and sales offices near Los Angeles, California; Bridgeport, Connecticut; Chicago, Illinois; Boston, Massachusetts; Cherry Hill, New Jersey; Dallas, Texas; Houston, Texas and Milwaukee, Wisconsin.  Management considers that the Company’s current facilities are in good operating condition, are adequate for the present level of operations, are adequately covered by insurance and that additional office and factory space is available in the immediate vicinity, if required.

Item 3.

Legal Proceedings.

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal course of business operations.  The Company is currently not involved in any such litigation or any pending legal proceedings that management believes could have a material adverse effect on the Company's financial position or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

Common Stock Prices	High	Low
Quarter ended December 31, 2007	$1.70	$1.30
Quarter ended September 30, 2007	2.55	1.40
Quarter ended June 30, 2007	2.30	1.50
Quarter ended March 31, 2007	1.75	1.40

Quarter ended December 31, 2006	$1.45	$1.01
Quarter ended September 30, 2006	1.45	0.85
Quarter ended June 30, 2006	1.60	0.85
Quarter ended March 31, 2006	1.99	0.85

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b)  Holders.  As of March 20, 2008, there were approximately 155 holders of record of the Company's common stock and the closing price of the Company's common stock was $1.45.  This figure does not include beneficial holders or common stock held in street name, as we cannot accurately estimate the number of these beneficial holders.

(c)  Dividends.  The Company has never paid cash dividends on its common stock.  The Company presently intends to retain any future earnings to finance operations and the further development of the Company's business and does not presently intend to pay any cash dividends in the foreseeable future.

Penny Stock

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

 Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Item 6.

Management's Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2007 vs. Fiscal 2006

For the fiscal year ended December 31, 2007, our net sales were $12,966,613, compared to net sales of $10,854,807 in the prior fiscal year ended December 31, 2006.  Our income before interest expense and income taxes was $1,018,787 in 2007, compared to income before interest expense and income taxes of $779,647 in 2006.  Net income in 2007 was $581,038, or $0.05 per share, compared to net income of $468,448, or $0.04 per share, in 2006.  Our revenue increased approximately 19% in 2007 compared to the prior year.

Our sales of gas detection products, including industrial accounts and military sales, increased by approximately 25% in 2007 compared to 2006.  Military sales, which are influenced by Navy purchasing cycles for both spare parts and new ship activity, increased by approximately 98% in 2007 compared to 2006.   Industrial sales of gas detection products increased by approximately 15% in 2007 compared to 2006.  The increase is due, in part, to our ability to sell newly released products into a broader range of applications including our historical integrated systems business, new Internet connected systems and stand alone monitors integrated into our customer’s systems.

Sales of environment controller products, which are used by telecommunications companies, decreased by approximately 39% in 2007.   In 2006, a single order for replacement systems accounted for a significant increase in year-over-year sales.  No comparable order was received in 2007 and the resulting sales remained approximately equal to our historical sales levels without taking into account the significant one-time increase in 2006.

Sales of our FieldServer communications bridge products increased approximately 35% in 2007 compared to 2006.  Our FieldServer products include box products and Original Equipment Manufacturer (OEM) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators.  Increased product awareness and a strong market for building automation led to a 27% year-over-year increase in box product sales of our FieldServer products.  OEM modules sold under the trade name ProtoCessors are small electronic assemblies that deliver our software functionality to equipment manufacturers.  ProtoCessor shipments increased approximately 60% in 2007 compared to 2006.  ProtoCessor sales depend upon the adoption into equipment manufacturer’s designs for a range of products from lighting controls to roof top air conditioners, variable frequency drives and others.  Increase design wins contributed to the higher sales level in 2007.

Gross profit as a percent of sales was approximately 60% in both years 2007 and 2006.  Our gross margins, which vary by product mix and channel of distribution, have historically remained at this level.  Increases in materials costs were offset by factory efficiencies as manufacturing volumes increased due to the higher level of sales.

 Research and development expenses, which include new product development and support for existing products, were $2,088,896, or 16% of net sales, in the fiscal year ended December 31, 2007, compared to $1,810,637, or 17% of net sales, in the fiscal year ended December 31, 2006.   The increase in engineering expenses was generally the result of increased salary, benefit and contract engineering expenses.  A number of new product projects continued during 2007, including expansion of the ProtoCessor product line of OEM modules and continued development of new gas detection products.

Sales and marketing expenses were $2,867,233, or 22% of net sales, in 2007, compared to $2,542,457, or 23% of net sales, in the prior year.  The primary reason for the higher sales and marketing costs in 2007 compared to 2006 was higher salary, commission and employee benefits expense. We are continuing to increase the number of sales professionals and office support staff to maintain our high level of customer attention while increasing sales levels.

General and administrative expenses, which include salaries and benefits, professional fees, and product and general liability insurance, were $1,752,836, or 14% of net sales, in 2007, compared to $1,342,150, or 12% of net sales, in 2006.  In addition to increases in salaries and benefits, our administrative expenses have increased due to costs associated with responding to a lawsuit and consulting expenses for development of Sarbanes-Oxley Section 404 compliance programs.  The lawsuit, relating to a patent claim, was filed and subsequently withdrawn by the plaintiff during fiscal year 2007.  As a non-accelerated filer, we are subject to Sarbanes-Oxley Section 404 compliance regulations that are expected to increase our general and administrative expenses on an ongoing basis.  The extent of the increased cost has not been identified.

Our financial results reflect an approximate revenue increase of $2,112,000 and an increase in operating income of approximately $239,000.  As a result of our continued profitable operations, all of our current deferred income tax benefits have been utilized.  We are currently expensing income taxes at the maximum corporate rate.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2007 was $3,877,870, compared to working capital of $3,408,975 at December 31, 2006.  There were no significant equity or long-term debt transactions in 2007.

Inventories on hand at December 31, 2007 were $2,050,395, a decrease of $205,510 compared to the end of the prior year.  Our policy is to position inventories so that we are able to offer our customers quick order turn around.  Accordingly, we increased inventories through fiscal year 2007 as the sales levels increased.  Additionally, we increased our ProtoCessor product inventories in anticipation of the high shipping rates that occurred during the final four months of fiscal year 2007.

At December 31, 2007, we had no long term liabilities.

We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank.  The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test.  During the fiscal year ended December 31, 2007, we borrowed and subsequently repaid $200,000 of borrowings under the line of credit.  At December 31, 2007, the Company was in compliance with the financial covenants and there was no outstanding balance on the line of credit.

At December 31, 2007, our balance sheet reflected $675,108 of cash and $2,036,050 of net trade receivables.  At December 31, 2006, our total cash on hand was $446,395 and our net trade receivables were $1,642,472.

We believes that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least January 1, 2009.  There are no current plans for significant capital equipment expenditures.

Off-Balance Sheet Arrangements

The Company does not currently have any off balance sheet arrangements.

Inflation

We believe that inflation will not have a material effect on our results of operations.

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

Determination of Applicability of Valuation Allowance for Deferred Tax Assets

The Company determines the applicability of a valuation allowance against the accrued tax benefit by evaluating recent trends including sales levels, changes in backlog and fixed expenses.  The Company also considers its plans for the current twelve month period regarding activities that would change the level of expenses relative to historical trends.

At December 31, 2007, we determined that, based on the profitable results and full utilization of the available deferred tax benefits, no valuation allowance against the remaining accrued tax benefit is required.

Item 7.

Financial Statements

Reference is made to the financial statements, including the notes thereto, together with the report thereon of Squar, Milner, Peterson, Miranda & Williamson, LLP, independent registered public accounting firm, thereon, attached to this Form 10-KSB as a separate section beginning on Page F-1.

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with Squar, Milner, Peterson, Miranda & Williamson, LLP of the type required to be reported under this Item 8 since the date of their engagement.

Item 8A.

Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) which includes inquiries made to certain other of our employees.  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Exchange Act Rule 13a-15(f). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework.  No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financing reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Form 10-KSB.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.

Other Information

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2007 that were not disclosed.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2007, based upon information furnished by such persons:

			Director or
Name	Principal Occupation or Employment	Age	Officer Since
Gordon R. Arnold	Director of the Company;	62	1984
	President, Chief Executive Officer, Chief Financial Officer and Secretary
Michael C. Farr	Vice President of Operations	50	1986
Edward K. Hague	Vice President of Engineering	46	1997
C. Richard Kramlich	Director of the Company	72	1980
Jay T. Last	Director of the Company	78	1977
Robert C. Marshall	Director of the Company	76	1998

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

C. Richard Kramlich has been a Director of the Company since 1980.  Mr. Kramlich, who has more than thirty five years of venture capital experience, is a general partner and co-founder of New Enterprise Associates, a venture capital firm.  Mr. Kramlich’s present board memberships include Fabric7 Systems Inc., Financial Engines Inc., Force10 Networks, Foveon Inc., Informative Inc., IP Unity, KDR Electronics, Nexthop Technologies Inc., Tabula Inc., Visual Edge Technology Inc., Xoom Corporation and Zhone Technologies Inc. and a number of privately owned companies. Mr. Kramlich received a Masters in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University.

Jay T. Last has been a Director of the Company since 1977.  Mr. Last, who was one of the founders of the first semiconductor manufacturing company, is a retired technologist and business investor.  Mr. Last received a Ph.D. in Physics from Massachusetts Institute of Technology.

Robert C. Marshall has been a Director of the Company since 1998.  Since 1997, Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm.  Mr. Marshall currently serves on the board of Bay Microsystems Inc., OnSite Systems Inc., Triformix Inc. and Visage Mobile, Inc.  Mr. Marshall received a Bachelors degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

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

Item 10.

Executive Compensation

The information required by this Item 10 is incorporated by referenced from our Proxy Statement under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

i.

All compensation plans previously approved by security holders; and

ii.

All compensation plans not previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,257,000	$0.93	306,521
Equity compensation plans not approved by security holders	-	-	-
Total	1,257,000	$0.93	306,521

The information required by this Item 11 is incorporated by referenced from our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.

Item 12.

Certain Relationships and Related Transactions

The information required by this Item 12 is incorporated by referenced from our Proxy Statement under the section entitled “Certain Relationships and Related Transactions”.

Item 13.

Exhibits

Exhibit Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3(6)	Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.

(2)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.

(4)

Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.

(5)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.

(6)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.

Item 14.

Principal Accountant Fees and Services

The section entitled “Principal Accountant Fees and Services” in the Company’s Proxy Statement is incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION
(Registrant)
By: /s/ Gordon R. Arnold
Gordon R. Arnold
Chief Executive Officer
Dated: March 26, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title		Signature
March 26, 2008	Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive, Financial
	and Accounting Officer)	By	/s/ Gordon R. Arnold
Gordon R. Arnold
March 26, 2008	Director	By	/s/ C. Richard Kramlich
C. Richard Kramlich
March 26, 2008	Director	By	/s/ Jay T. Last
Jay T. Last
March 26, 2008	Director	By	/s/ Robert C. Marshall
Robert C. Marshall

SIERRA MONITOR CORPORATION

Financial Statements

December 31, 2007

SIERRA MONITOR CORPORATION

Index to Financial Statements

                                                                                                                                         Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheet

F-2

Statements of Income

F-3

Statements of Shareholders’ Equity

F-4

Statements of Cash Flows

F-5

Notes to Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sierra Monitor Corporation

We have audited the accompanying balance sheet of Sierra Monitor Corporation (the “Company”), as of December 31, 2007, and the related statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 26, 2008

SIERRA MONITOR CORPORATION

Balance Sheet

December 31, 2007

Assets
Current assets:
Cash	$675,108
Trade receivables, less allowance for doubtful accounts of
approximately $86,000	2,036,050
Inventories, net	2,050,395
Prepaid expenses	132,872
Deferred income taxes	284,185
Total current assets	5,178,610

Property and equipment, net	307,965
Other assets	232,799

Total assets	$5,719,374

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$590,753
Accrued compensation expenses	321,931
Income taxes payable	297,428
Other current liabilities	90,628
Total current liabilities	1,300,740

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized;
11,155,192 shares issued and outstanding	11,155
Additional paid-in capital	3,373,202
Retained earnings	1,034,277
Total shareholders’ equity	4,418,634

Total liabilities and shareholders’ equity	$5,719,374

See accompanying notes to financial statements.

SIERRA MONITOR CORPORATION

Statements of Income

For the Years Ended December 31, 2007 and 2006

	2007	2006
Net sales	$12,966,613	$10,854,807
Cost of goods sold	5,238,861	4,379,916
Gross profit	7,727,752	6,474,891
Operating expenses:
Research and development	2,088,896	1,810,637
Selling and marketing	2,867,233	2,542,457
General and administrative	1,752,836	1,342,150
	6,708,965	5,695,244
Income from operations	1,018,787	779,647
Interest expense	8,679	14,641
Income before provision for income tax	1,010,108	765,006
Income tax expense	429,070	296,558
Net income	$581,038	$468,448
Net income attributable to common shareholders per common share
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
Weighted-average number of shares used in per share computations:
Basic	11,088,525	11,050,539
Diluted	11,723,239	11,604,478

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2007 and 2006

			Additional paid-in capital		Total shareholders’ equity
	Common stock			Retained earnings
	Shares	Amount
Balance as of
December 31, 2005	11,048,213	$11,048	$3,231,545	$(15,209)	$3,227,384
Stock options exercised	6,979	7	3,231	–	3,238
Stock compensation expense	–	–	30,328	–	30,328
Net income	–	–	–	468,448	468,448
Balance as of
December 31, 2006	11,055,192	$11,055	$3,265,104	$453,239	$3,729,398
Stock options exercised	100,000	100	9,500	–	9,600
Stock compensation expense	–	–	98,598	–	98,598
Net income	–	–	–	581,038	581,038
Balance as of
December 31, 2007	11,155,192	$11,155	$3,373,202	$1,034,277	$4,418,634

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$581,038	$468,448
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	145,413	115,183
Amortization	37,540	22,271
Deferred income taxes	11,669	171,832
Provision for bad debt expense	32,086	11,522
Provision for inventory losses	10,792	(30,945)
Stock-based compensation expense	98,598	30,328
Changes in operating assets and liabilities:
Trade receivables	(425,664)	(401,056)
Inventories	194,718	(558,249)
Prepaid expenses	13,418	(61,614)
Other assets	17,933	1,375
Accounts payable	(352,055)	314,274
Accrued compensation expenses	28,969	35,319
Income taxes payable	280,400	17,028
Other current liabilities	16,406	(4,419)
Net cash provided by operating activities	691,261	131,297

Cash flows from investing activities:
Purchases of property and equipment	(472,148)	(144,143)
Net cash used in investing activities	(472,148)	(144,143)

Cash flows from financing activities:
Line of credit borrowings	200,000	100,000
Principal repayment on line of credit	(200,000)	(300,000)
Proceeds from exercise of options	9,600	3,238
Net cash provided by (used in) financing activities	9,600	(196,762)

Net increase (decrease) in cash	228,713	(209,608)

Cash – beginning of year	446,395	656,003

Cash – end of year	$675,108	$446,395

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$136,493	$109,480
Cash paid during the year for interest	$8,679	$14,641

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2007 and 2006

Note 1 - Summary of the Company and Significant Accounting Policies

The Company

Sierra Monitor Corporation (the “Company”) was incorporated in 1978. The Company designs, manufactures, and markets hazardous gas monitoring devices for industrial workplaces. The Company also designs and manufactures environment controllers for the telecommunications industry, as well as a line of software-based industrial communications bridge products known as FieldServers. The Company’s headquarters are located in Milpitas, California.  The Company’s stock is quoted on the OTC Bulletin Board under the symbol “SRMC.OB.”

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

Concentrations

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $575,000 were in excess of such insured amounts at December 31, 2007.

The Company grants credit to customers within the United States of America and generally does not require collateral.  The Company has international sales (see Note 10) that are generally prepaid or paid through a letter of credit.  The Company’s ability to collect receivables is affected by economic fluctuations in the industrial and geographic areas served by the Company.  Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient.  Although management expects to collect amounts due, actual collections may differ from the estimated amounts.

No customer accounted for more than 10% of accounts receivable at December 31, 2007.  No customers accounted for more than 10% of sales for either of the years ended December 31, 2007 and 2006.

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

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized.  Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.  SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale.  Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.  The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to newly initiated commitments to plan, as defined, by management.  At December 31, 2007, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

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

Employee Stock-Based Compensation

Effective January 1, 2007, the company adopted SFAS No. 123 (revised 2005), "Share Based Payment," which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, will be recognized in the Company's financial statements over their remaining service period. The cost will be based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard was adjusted for the effects of estimated forfeitures.

For the year ended December 31, 2007, the impact of adopting SFAS No. 123(R) on the Company's statements of operations was an increase in salaries and benefits expense of $98,598 with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the first-time recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

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

Warranty

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment.  Warranty issues are usually resolved with repair or replacement of the product.  Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company's ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized.  At December 31, 2007, warranty reserve approximated $61,500, which is recorded under other current liabilities on the balance sheet.

Advertising

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations.  Advertising expenses were approximately $184,000 and $112,000 for the years ended December 31, 2007 and 2006, respectively.

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

Earnings Per Share

Under SFAS No. 128, “Earnings Per Share,” basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period of computation.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the potential common shares had been issued and if the additional common shares were dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the years ended December 31, 2007 and 2006, respectively:

	2007	2006
Basic earnings per share -
weighted-average number of shares
of common stock outstanding	11,088,526	11,050,539

Effect of dilutive stock options and warrants	634,713	553,939
Diluted earnings per share -
dilutive potential common shares	11,723,239	11,604,478

For purposes of calculating diluted earnings per share, there were no adjustments to net income.

For the year ended December 31, 2007 no options to acquire common shares were considered dilutive potential common shares as the average market price of the company’s common stock was greater than all exercise prices during the year then ended.

For the year ended December 31, 2006 options to acquire 327,000 common shares were not considered dilutive potential common shares as their exercise prices were greater than the average market price of the Company’s common stock during the year then ended.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the years ended December 31, 2007 and 2006, the Company had no items of comprehensive income.

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

Significant Recent Accounting Pronouncements

In June 2007, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,”Accounting for Income Taxes.” FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2007. Management is in the process of evaluating this guidance, and therefore has not yet determined the impact (if any) that FIN No.48 will have on the Company’s financial position or results of operation upon adoption.

In September 2007, the FASB issued SFAS No.157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements.  The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operation.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 (“Fair Value Measurements”). The adoption of SFAS No. 159 is not expected to have a significant impact on future financial statements.

On December 4, 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.”  SFAS No. 141(R) will significantly change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including:

•

Acquisition costs will be generally expensed as incurred;

•

Noncontrolling interests (formerly known as “minority interests” – see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•

In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•

Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•

Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141(R) also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  The adoption of SFAS No. 141(R) is not expected to have a significant impact on future financial statements

Also, on December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.

This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS No. 141(R) discussed above, earlier adoption is prohibited.  The Company is evaluating what effect such statement will have on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 – Inventories

A summary of inventories as of December 31, 2007 is as follows:

Raw materials	$687,947
Work in process	1,098,216
Finished goods	373,405
2,159,568
Obsolescence reserve	(109,173)
$2,050,395

Note 3 - Property and Equipment

A summary of property and equipment as of December 31, 2007 is as follows:

Machinery and equipment	$550,409
Furniture, fixtures, and leasehold improvements	862,058
1,412,467
Less accumulated depreciation and amortization	(1,104,502)
$307,965

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

As of December 31, 2007, there were 306,521 shares available for grant under the Company’s 2007 Stock Plan. A summary of stock option transactions for the two years ended December 31, 2007 is as follows:

			Weighted- average exercise price

		Range of prices
	Options
Balance as of
December 31, 2005	1,195,500	0.23 – 1.48	0.76
Granted	30,500	1.30 - 1.40	1.33
Exercised	(6,979)	0.60	0.60
Forfeited or expired	(48,521)	0.60 - 1.10	0.92
Balance as of
December 31, 2006	1,170,500	0.23 – 1.48	0.76
Granted	216,500	1.5	1.50
Exercised	(125,000)	0.34 - 0.56	0.38
Forfeited or expired	(5,000)	1.5	1.50
Balance as of
December 31, 2007	1,257,000	0.23 – 1.50	0.93

The following table summarizes information about the Company’s stock options outstanding under the 1996 and 2006 Stock Plans as of December 31, 2007:

	Options outstanding			Options exercisable
		Weighted- average remaining contractual life (years)
			Weighted- average exercise price		Weighted average exercise price

Exercise prices	Number outstanding			Number exercisable

$0.23-1.48	1,044,500	3.6	$0.81	993990	$0.80
1.50	212,500	9.2	1.50	-	-
	1,257,000	4.5	0.93	993990	0.80

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 and 2006 approximated $0.80 and $0.67 per share respectively.  The weighted average grant date fair values of options granted during the years ended December 31, 2007 and 2006 were $1.50 and $1.33 per share, respectively.  Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions:

	2007	2006
Expected life	8 years	8 years
Estimated volatility	209%	213%
Risk-free interest rate	4.48%	6.25%
Dividends	None	None

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was not significant.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	104,438	$0.88
Granted	216,500	$1.50
Vested	(51,760)	$0.73
Forfeited	(5,000)	$1.50
Nonvested at December 31, 2007	264,178	$1.41

Note 6 - Warrants

At December 31, 2007 warrants to acquire 55,000 shares of common stock at $0.65 per share were outstanding.  As of December 31, 2007, all of the warrants had vested and are exercisable.  The warrants expire on December 31, 2014.  No warrants were granted during the year ended December 31, 2007.

Note 7 - Commitments

Leases

The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through 2012.  Certain leases require the payment of property taxes, utilities and insurance, and provide options to extend the lease term.

As of December 31, 2007, future minimum lease payments are as follows:

Year ending
December 31,
2008	229,000
2009	218,000
2010	218,000
2011	218,000
2012	73,000
$956,000

Rent expense was approximately $360,000 and $341,000 in 2007 and 2006, respectively.

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

Note 8 – Line-of-Credit

As of December 31, 2007, the Company has a $1,000,000 line of credit, secured by certain assets of the Company, that bears interest at the bank's prime rate (7.0% at December 31, 2007) plus 0.5%.  The line of credit requires annual renewal and compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and a quarterly profitability test.  At December 31, 2007, the Company was in compliance with the financial covenants and had no outstanding balance.

Note 9 - Income Taxes

The components of income tax expense consist of the following for the years ended December 31:

	2007	2006
Current:
Federal	$346,292	$122,210
State	67,818	2,515

Total current	414,110	124,725

Deferred:
Federal	1,430	131,210
State	13,530	40,623

Total deferred	14,960	171,833

Total Income Tax	$429,070	$296,558

At December 31, 2007, the Company has no more federal or state net operating loss carryforwards.  The Company has approximately $16,000 in state business credit carryforwards.  The carryforwards begin to expire in 2012.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2007 are as follows:

2007
Accruals and Reserves	$260,902
State Taxes	23,283
NOL and Credit Carryforwards	—
Property and Equipment	—

Total deferred tax assets	284,185

Valuation Allowance	—

Net Deferred Tax Assets	$284,185

In assessing the realize-ability of deferred tax assets, management considers whether it is more likely than not that some portion or the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods to which the deferred tax assets are applicable, management believes it is more likely than not the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance is deemed necessary at December 31, 2007.

The reported income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2007	2006

Computed tax expense	$343,438	$260,102
Nondeductible items and other	31,953	7,985
Current and deferred state taxes, net of federal benefit	58,727	28,471
Credits utilized	(5,048)

Total Income Tax Expense	$429,070	$296,558

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

In addition, the CEO reviews the following information on revenues by product category:

	2007	2006
Gas detection devices	$6,996,000	$5,585,000
Environmental controllers	923,000	1,520,000
FieldServers	5,048,000	3,750,000
	$12,967,000	$10,855,000

The Company sells its products to companies located primarily in the United States. In the years ended December 31, 2007 and 2006, sales to international customers were 15% and 11%, respectively.

Exhibit Index

Exhibit Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3(6)	Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.
23.1	Consents of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.

(2)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.

(4)

Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.

(5)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.

(6)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.