Form 10QSB
period 2008-03-31
SIERRA MONITOR CORP /CA/
filed 2008-05-15
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10 - Q

(Mark One)

( X )

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to filed such reports),and (2) has been subject to such filing requirements for the last 90 days.  Yes _ X ___  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____    No __ X __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2008 was 11,215,192.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheet

Assets	(unaudited) March 31, 2008	December 31, 2007
Current assets
Cash	$645,556	$675,108
Trade receivables, less allowance for doubtful accounts
of approximately $89,000 and $86,000 respectively	1,959,226	2,036,050
Inventories, net	1,985,306	2,050,395
Prepaid expenses	169,194	132,872
Income taxes receivable	20,686	-
Deferred income taxes - current	286,743	284,185
Total current assets	5,066,711	5,178,610
Property and equipment, net	304,106	307,965
Deferred income taxes	981	-
Other assets	219,620	232,799
Total assets	$5,591,418	$5,719,374
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$514,250	$590,753
Accrued compensation expenses	396,795	321,931
Other current liabilities	102,627	90,628
Income taxes payable	67,466	297,428
Total current liabilities	1,081,138	1,300,740
Commitments and contingencies Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,215,192 shares issued and outstanding	11,215	11,155
Additional paid-in capital	3,400,970	3,373,202
Retained earnings	1,098,095	1,034,277
Total shareholders' equity	4,510,280	4,418,634
Total liabilities and shareholders’ equity	$5,591,418	$5,719,374

See accompanying notes to the condensed financial statements

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the three months ended
	March 31, 2008	March 31, 2007
Net sales	$3,136,798	$2,823,211
Cost of goods sold	1,209,091	1,218,698
Gross profit	1,927,707	1,604,513
Operating expenses
Research and development	525,805	535,284
Selling and marketing	815,356	640,557
General and administrative	457,039	354,669
	1,798,200	1,530,510
Income from operations	129,507	74,003
Interest expense	-	438
Income before income taxes	129,507	73,565
Income tax provision	65,689	29,426
Net income	$63,818	$44,139
Net income available to common shareholders per common share: Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted-average number of common shares outstanding used in per share computations:
Basic	11,115,192	11,058,525
Diluted	11,674,421	11,657,430
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$63,818	$44,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	60,972	30,805
Provision for bad debt expense	3,000	(2,381)
Stock-based compensation expense	27,828	9,546
Change in operating assets and liabilities:
Trade receivables	73,823	101,636
Inventories	65,091	(145,216)
Prepaid expenses and other current assets	(57,008)	(20,767)
Accounts payable	(76,503)	(272,225)
Income taxes payable	(233,499)	14,773
Accrued compensation expenses	75,350	67,459
Other current liabilities	11,511	(11,613)
Net cash provided by (used in) operating activities	14,383	(183,844)
Cash flows from investing activities:
Capital expenditures	(44,160)	(45,628)
Acquisition of other long-term assets	–	(12,036)
Other assets	225	–
Net cash used in investing activities	(43,935)	(57,664)
Cash flows from financing activities:
Proceeds from exercise of stock options	–	6,800
Net cash provided by financing activities	–	6,800
Net decrease in cash	(29,552)	(234,708)
Cash at beginning of period	675,108	446,395
Cash at end of period	$645,556	$211,687

Supplemental cash flow information:
Cash paid for income taxes	$300,164	$14,653
Cash paid for interest	$–	$(438)

See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

March 31, 2008

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  Amounts related to disclosure of December 31, 2007 balances within these interim consolidated financial statements were derived from the audited 2007 consolidated financial statements and notes thereto.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the SEC on March 26, 2008.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

Summary of Business

The Company was formed in 1978 and delivers i nformation t echnology for e nvironment m easurement and c ontrol by developing specialized embedded software that is deployed on proprietary hardware platforms. Embedded software enables data transfer between subsystems using protocol and physical medium translation.  Proprietary hardware platforms allow the Company to increase the value proposition while protecting its intellectual property.

The Company’s hardware platforms include original equipment modules for installation in customer devices and controllers, gateway boxes generally used by integrators for machine to machine (“M2M”) protocol translation, and multi-component safety systems generally focused on gas and fire detection.  Each of the hardware platforms utilize the Company’s proprietary data handling software allowing communication from lower level sensor systems through to the highest levels of Internet Protocol (“IP”) networks .

By providing an intelligent interface , the Company’s products enable various machines, devices, systems and people to reliably communicate useful information for the measurement and control of various environments including buildings, plants, factories and over the Internet.  By delivering the data on various communications level s, including E thernet, I nternet, LONworks, Profibus, and others, the Company ’s products make it possible for data to be accessed at more appropriate levels , such as control rooms or remote locations ..

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

Gas monitoring products manufactured by the Company are sold for a variety of safety applications including oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages and other users or producers of hazardous gases.  Environment controllers, which provide management of environmental conditions in small structures such as local DSL distribution nodes and buildings at cell tower sites, are sold to telecommunications companies and their suppliers.  The Company’s FieldServer products are sold generally to integration companies that implement building and plant automation projects and to manufacturers of equipment for the same industry.

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

b)

Recent Accounting Standards

Recent accounting pronouncements discussed in the notes to the December 31, 2007 audited financial statements, filed previously with the Securities and Exchange Commission in Form 10-KSB, that are required to be adopted during the year ending December 31, 2008, did not have or are not expected to have a significant impact on the Company’s 2008 financial statements.

c)

Employee Stock-Based Compensation

As of March 31, 2008, the Company had one approved stock-based employee compensation plan for issuing stock options, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that have not expired or otherwise terminated.

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

For the three month periods ended March 31, 2008 and 2007, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in general and administrative expenses of $27,828 and $9,546, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R). The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2008 and 2007.

Inventories

A summary of inventories follows:

	March 31, 2008	December 31, 2007
Raw materials	$695,553	$687,947
Work-in-process	1,109,445	1,098,216
Finished goods	289,481	373,405
Less: Allowance for obsolescence reserve	(109,173)	(109,173)
	$1,985,306	$2,050,395

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

At March 31, 2008 and 2007, there were no common shares that had an exercise price higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2008 and 2007, respectively:

	Three months ended
	March 31, 2008	March 31, 2007
Basic EPS – weighted-average number of common shares outstanding	11,115,192	11,058,525
Effect of dilutive potential common shares – stock options outstanding	559,229	598,905
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,674,421	11,657,430

Comprehensive Income

The Company has no significant components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods presented.

Concentrations

No customer individually made up more than 10% of accounts receivable at March 31, 2008 and March 31, 2007.  Also, no customers individually made up more than 10% of net sales for the three month period ended March 31, 2008 and March 31, 2007.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the periods ended March 31:

	Three months ended
	March 31, 2008	March 31, 2007
Gas detection devices	$1,411,231	$1,215,531
Environment controllers	210,418	257,233
FieldServers	1,515,149	1,350,447
	$3,136,798	$2,823,211

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000.  No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2008 and the balance was $0 at March 31, 2008 and December 31, 2007.  The Company is in compliance at March 31, 2008 with covenants required by the line of credit.

Stock Options

During the three month period ended March 31, 2008, a total of 14,000 options were granted under the Company’s 2006 Stock Plan with an exercise price of $1.50.  Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.  Such options had a per-share grant date fair value of $1.48, as calculated by the Black-Scholes option pricing model using the following assumptions: expected life of 8 years; estimated volatility of 177%; risk-free interest rate of 2.8%; and no expected dividends. Stock-based compensation expense related to these options was immaterial for the three months ended March 31, 2008.

During the three month period ended March 31, 2008, a total of 60,000 shares of common stock were issued as a result of an employee’s net exercise of a stock option for a value of $56,000.  During the same period, options covering 8,000 shares expired.

This Form 10-Q and any accompanying letter to shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to the Company also identify forward-looking statements.  Such statements reflect the current views and assumptions of the Company and are not guarantees of future performance.  These statements are subject to various risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q, including those under the heading “Certain Factors That May Affect Future Results” and those issues described under the heading “Critical Accounting Policies.”  The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 2008, Sierra Monitor Corporation reported net sales of $3,136,798 compared to $2,823,211 for the three months ended March 31, 2007.  The results for the first quarter of fiscal 2008 represent an 11% increase from the same period in the prior year.

Our sales of gas detection products, including industrial accounts and military sales, increased by approximately 16% in the first quarter of 2008 compared to the same period in 2007.  The increase in sales is due primarily to higher military sales, which are influenced by Navy purchasing cycles for both spare parts and new ship activity.  Our sales of industrial gas detection products were unchanged in the first quarter of 2008 compared to the same period in 2007.  Gas detection products currently represent approximately 48% of our net sales.

In the first quarter of 2008, our sales to the telecommunications industry were 18% lower compared to the first quarter of 2007.   The results reflect a continued low level of infrastructure spending by the larger land-line telephone companies.  Sales of environment controllers to the telecommunications industry currently represent approximately 7% of our total net sales.

Sales of our FieldServer communications bridge products increased approximately 12% in the first quarter of 2008 compared to the first quarter of 2007.  FieldServer products include box products and original equipment manufacturer (“OEM”) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators.  Box product sales increased approximately 15% in the first quarter on a year-over-year basis reflecting continued strength in the market for energy efficiency in building automation.  OEM module sales increased approximately 8% in the first quarter of 2008 compared to the first quarter of 2007.  In the first quarter of 2007, a single customer accounted for 82% of OEM module revenue attributable to an initial inventory build.  In the first quarter of 2008, that same customer accounted for less that 40% of OEM module revenue indicating what we believe is a broadening of the OEM module customer base.

Gross profit for the three-month period ended March 31, 2008 was $1,927,707, or 62% of net sales, compared to $1,604,513, or 57% of net sales, in the same period in the previous year.  Our normal margin target is approximately 60% of net sales.  The relatively high gross margin for the first quarter of 2008 is due, in part, to the increased percentage of military sales that carry higher margins than the remaining products.  The relatively low gross margin in the first quarter of 2007 was due, in part, to the mix of OEM modules that carry lower margins than the remaining products.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $525,805 or 17% of net sales, for the three-month period ended March 31, 2008, compared with $535,284 or 19% of net sales, in the comparable period in 2007.  There was no significant change in spending for research and development as we continue existing programs to release various custom-designed OEM modules and a design upgrade program for gas detection products.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three-month period ended March 31, 2008 were $815,356, or 26% of net sales, compared to $640,557, or 23% of net sales, in the same period in the prior year.  We have increased the number of field sales and customer service personnel. As a result of the staffing increases, selling expenses in the first quarter of 2008 were higher than the comparable period in 2007.  Sales expenses in the first quarter of 2008 also include extraordinary costs of hosting a sales conference.  Selling expenses in the first quarter of 2007 did not include similar costs and were generally consistent with historical levels.

General and administrative expenses for the first quarter of 2008 were $457,039, or 15% of net sales, compared to $354,669, or 13% of net sales, in the same period in the prior year.  We have increased the number of employees in our administration group, which resulted in higher salary expenses in the first quarter of 2008 compared to the same period in 2007.  In addition, our professional fees have increased, primarily due to Sarbanes Oxley compliance matters, and our stock option expensing has increased due to stock option grants during fiscal year 2007.

Our income from operations for the three-month period ended March 31, 2008 was $129,507, or 4% of net sales, compared to $74,003, or 3% of net sales, in the same period in the prior year.  The increased income is the result of higher gross profit offset by smaller increases in fixed expenses.

Net income for the three-month period ended March 31, 2008 was 63,818, or approximately 2% of net sales, compared to $44,139, or approximately 2% of net sales, for the same period in the prior year.  The primary difference between operating income and net income is the provision for income taxes.

Liquidity and Capital Resources

Working capital was approximately $3,986,000 at March 31, 2008, an increase of approximately $108,000 from December 31, 2007.  Current assets decreased by approximately $112,000 due to decreases in cash, accounts receivable and inventory.  Current liabilities decreased by approximately $220,000 due to lower accounts payable and lower income taxes payable offset by an increase in accrued compensation expenses.  Cash, accounts receivable, inventories, accounts payable and accrued liabilities are the primary components of our working capital.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control Products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServer products, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in SOP 97-02, “Software Revenue Recognition”, as amended, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

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

b)

Accounts Receivable and Related Allowances

Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer’s potential inability or unwillingness to meet the payment terms dictate secured payments.  Our international sales are generally made based on secure payments, including cash wire advance payments and letters of credit.  International sales are made on open account terms where sufficient historical experience justifies the credit risks involved.  In many of our larger sales, the customers are frequently construction contractors who are in need of our field services to complete their work and obtain payment.   Management’s ability to manage the credit terms and take advantage of the leverage provided by the clients’ need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

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

d)

Off Balance Sheet Arrangements

As of March 31, 2008, the Company had no off balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company, as a smaller reporting company, is not required to provide the information required by Item 305 of the Securities and Exchange Commission’s Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, Mr. Arnold has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

May 14, 2008

By:

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