Form 10-Q
period 2008-06-30
SIERRA MONITOR CORP /CA/
filed 2008-08-14
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10 - Q

(Mark One)

(X)

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes _X_    No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____     No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2008 was 11,423,212.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheet

Assets	June 30, 2008 (unaudited)	December 31, 2007
Current Assets:
Cash	$631,680	$675,108
Trade receivables, less allowance for doubtful accounts of approximately $110,000 and $86,000, respectively	2,087,403	2,036,050
Inventories, net	1,987,053	2,050,395
Prepaid expenses	200,433	132,872
Income tax deposits	57,286	-
Deferred income taxes – current	286,743	284,185
Total current assets	5,250,598	5,178,610
Property and equipment, net	369,170	307,965
Deferred income taxes	981	-
Other assets	206,666	232,799
Total assets	$5,827,415	$5,719,374

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$565,504	$590,753
Accrued compensation expenses	393,427	321,931
Other current liabilities	90,152	90,628
Income taxes payable	103,320	297,428
Total current liabilities	1,152,403	1,300,740
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized 11,423,212 and 11,115,192 shares issued and outstanding, respectively	11,423	11,155
Additional paid-in capital	3,429,044	3,373,202
Retained earnings	1,234,545	1,034,277
Total Shareholders’ equity	4,675,012	4,418,634
Total liabilities and shareholder’s equity	$5,827,415	$5,719,374
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	$3,466,426	$3,419,675	$6,603,224	$6,242,886
Cost of goods sold	1,457,333	1,339,443	2,666,424	2,558,141
Gross profit	2,009,093	2,080,232	3,936,800	3,684,745
Operating expenses
Research and development	441,741	493,756	967,546	1,029,040
Selling and marketing	820,978	697,339	1,636,334	1,337,896
General and administrative	520,215	452,631	977,254	807,300
	1,782,934	1,643,726	3,581,134	3,174,236
Income from operations	226,159	436,506	355,666	510,509
Interest expense	-	2,965	-	3,403
Income before income taxes	226,159	433,541	355,666	507,106
Income tax provision	89,709	173,416	155,398	202,842
Net income	$136,450	$260,125	$200,268	$304,264
Net income available to common shareholders per common share
Basic:	$0.01	$0.02	$0.02	$0.03
Diluted:	$0.01	$0.02	$0.02	$0.03
Weighted average number of common shares used in per share computations
Basic:	11,295,192	11,075,192	11,225,192	11,066,859
Diluted:	11,671,162	11,801,860	11,686,482	11,790,948
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$200,268	$304,264
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	118,254	72,420
Provision for bad debt expense	23,681	12,119
Stock based compensation expense	53,310	39,390
Changes in operating assets and liabilities:
Trade receivables	(75,034)	(319,814)
Inventories	63,342	1,143
Prepaid expenses and other current assets	(67,335)	41,664
Income tax deposit	(57,286)	–
Deferred income taxes	(3,539)	(62,349)
Accounts payable	(25,249)	(263,787)
Accrued compensation expenses	71,496	66,028
Income taxes payable	(194,108)	188,190
Other current liabilities	(476)	22,122
Net cash provided by operating activities	107,324	101,390
Cash flows from investing activities:
Property and equipment	(153,552)	(186,362)
Other asset addition	–	(132,035)
Net cash used in investing activities	(153,552)	(318,397)
Cash flows from financing activities:
Proceeds from bank borrowings	–	200,000
Proceeds from exercise of stock options	2,800	6,800
Net cash provided by financing activities	2,800	206,800
Net decrease in cash	(43,428)	(10,207)
Cash at beginning of period	675,108	446,395
Cash at end of period	$631,680	$436,188
Supplemental cash flow information
Cash paid for income taxes	$399,120	$61,840
See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

June 30, 2008

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  Amounts related to disclosure of December 31, 2007 balances within these interim condensed financial statements were derived from the audited 2007 financial statements and notes thereto.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the SEC on March 26, 2008.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

The Company’s hardware platforms include original equipment modules for installation in customer devices and controllers, gateway boxes generally used by integrators for machine to machine (“M2M”) protocol translation, and multi-component safety systems generally focused on gas and fire detection.  Each of the hardware platforms utilize the Company’s proprietary data handling software allowing communication from lower level sensor systems through to the highest levels of Internet Protocol (“IP”) networks.

By providing an intelligent interface, the Company’s products enable various machines, devices, systems and people to reliably communicate useful information for the measurement and control of various environments including buildings, plants, factories and over the Internet.  By delivering the data on various communications levels, including Ethernet, Internet, LONworks, Profibus, and others, the Company’s products make it possible for data to be accessed at more appropriate levels, such as control rooms or remote locations.

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

Significant Accounting Policies

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

b)

Recent Accounting Standards

Other recent accounting pronouncements discussed in the notes to the Company’s December 31, 2007 audited financial statements, filed previously with the Securities and Exchange Commission in Form 10-KSB, that were required to be adopted during the year ending December 31, 2008, did not have or are not expected to have a significant impact on the Company’s 2008 financial statements.

c)

Employee Stock-Based Compensation

At June 30, 2008, the Company had one approved stock-based employee compensation plan, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that had not expired or otherwise terminated.

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

For the six-month periods ended June 30, 2008 and 2007, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in general and administrative expenses of $53,310 and $39,390, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R). The Company did not modify the terms of any previously granted stock options during the six-month periods ended June 30, 2008 and 2007.

Inventories

A summary of inventories as of June 30, 2008 follows:

	June 30, 2008	December 31, 2007
Raw materials	$713,322	$687,947
Work-in-process	985,807	1,098,216
Finished goods	397,097	373,405
Less: Allowance for obsolescence reserve	(109,173)	(109,173)
	$1,987,053	$2,050,395

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

At June 30, 2008 and 2007, there were no potentially dilutive common shares that had an exercise price higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six month periods ended June 30, 2008 and 2007, respectively:

	Three months ended June 30, 2008	Six months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2007
Basic EPS – weighted-average number of common shares outstanding	11,295,192	11,225,192	11,075,192	11,066,859
Effect of dilutive potential common shares – stock options outstanding	375,970	461,290	726,668	724,089
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,671,162	11,686,482	11,801,860	11,790,948

Comprehensive Income

The Company has no significant components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods presented.

Concentrations

One customer accounted for more than 10% of accounts receivable at June 30, 2008 and no customers accounted for more than 10% of accounts receivable at June 30, 2007.  No individual customer contributed more than 10% of net sales for each of the six-month periods ended June 30, 2008 and June 30, 2007.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $530,000 and $575,000 were in excess of such insured amounts at June 30, 2008 and December 31, 2007, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying financial statements.

In addition, the CEO reviews the following information on revenues by product category:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gas detection devices	$1,967,942	$2,232,781	$3,380,873	$3,445,357
Environment controllers	260,285	273,641	470,818	531,021
FieldServers	1,238,199	913,253	2,751,533	2,266,508
	$3,466,426	$3,419,675	$6,603,224	$6,242,886

Line-of-Credit

In June 2008, the Company extended the term of its $1,000,000 line of credit with a commercial bank until June 2009.  No borrowings were made under the Company’s line of credit during the first six months of fiscal year 2008 and the balance under the line of credit was $0 at June 30, 2008 and December 31, 2007.  The Company is in compliance at June 30, 2008 with covenants required by the line of credit.

Stock Option Grants

During the six-month period ended June 30, 2008, a total of 14,000 options were granted under the Company’s 2006 Stock Plan with an exercise price of $1.50.  Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.  Such options had a per-share grant date fair value of $1.48, as calculated by the Black-Scholes option pricing model using the following assumptions: expected life of 8 years; estimated volatility of 177%; risk-free interest rate of 2.8%; and no expected dividends.

In addition, during the six-month period ended June 30, 2007, a total of 216,500 options were granted under the Company’s 2006 Stock Plan with an exercise price of $1.50.  Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.  Such options had a per-share grant date fair value of $1.50, as calculated by the Black-Scholes option pricing model using the following assumptions: expected life of 8 years; estimated volatility of 210%; risk-free interest rate of 5.25%; and no expected dividends.

No stock options were granted and no stock options were exercised during the three-month period ended June 30, 2007.

Stock Option Exercise and Expiration

In the six-month period ended June 30, 2008, a total of 5,000 stock options were exercised by an employee to purchase shares of the Company’s common stock resulting in cash proceeds of $2,800.  In addition, a total of 263,020 shares of common stock were issued as a result of employee net exercises of stock options.  During the same period, 27,750 options expired.

In the six-month period ended June 30, 2007, a total of 20,000 stock options were exercised by an employee to purchase shares of the Company’s common stock resulting in cash proceeds of $6,800.  No stock options expired in the six-month period ended June 30, 2007.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to the Company also identify forward-looking statements.  Such statements reflect the current views and assumptions of the Company and are not guarantees of future performance.  These statements are subject to various risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q, including those under the heading “Certain Factors That May Affect Future Results” and those issues described under the heading “Critical Accounting Policies.”  The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three-month period ended June 30, 2008, Sierra Monitor Corporation reported net sales of $3,466,426 compared to $3,419,675 for the three-month period ended June 30, 2007.  For the six-month period ended June 30, 2008, net sales were $6,603,224 compared with $6,242,886 in the prior year six-month period.   The sales results for the three and six month periods ended June 30, 2008 represent increases of 1% and 6%, respectively, compared to the same periods in 2007.

For the three-month period ended June 30, 2008, sales of our gas detection products were approximately $1,968,000 compared to $2,233,000 in the three-month period ended June 30, 2007.  For the six-month period ended June 30, 2008, our gas detection product sales were approximately $3,381,000 compared to $3,445,000 in the same period in 2007.  These results represent a 12% year-over-year decrease in the second quarter and a 2% year-over-year decrease in the year-to-date period.  In the second quarter of 2007 we shipped several large integrated gas detection systems for a multi-building construction project in Southern California.  While our remaining gas detection sales were generally at the same level as compared with the same period in the prior year there were no comparable large project shipments in the second quarter of 2008.  The lower sales level in the three-month period ended June 30, 2008 reflects the lack of large project shipments in the second quarter of 2008.

Sales of Environment Controllers to the telecommunications industry in the three-month period ended June 30, 2008 were approximately $260,000 compared to $274,000 in the three-month period ended June 30, 2007.  In the six-month period ended June 30, 2008 sales of Environment Controllers were approximately $471,000 compared to $531,000 in the same period in 2007.  There have been no significant changes in the demand level and markets for our Environment Controllers.

In the three-month period ended June 30, 2008, sales of FieldServer products were approximately $1,238,000, a 36% increase, compared to $913,000 in the same period in 2007. In the six month period ended June 30, 2008, sales of our FieldServer products were approximately $2,752,000, a 21% increase, compared to $2,267,000 sales reported in the same period in 2007.  FieldServer products include box products and original equipment manufacturer (“OEM”) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators.  Box product sales increased approximately 18% in the three-month period ended June 30, 2008 on a year-over-year basis reflecting continued strength in the market for energy efficiency in building automation.  OEM module sales increased approximately 83% in the three-month period ended June 30, 2008 as compared to the same period in 2007, and 31% on a year-to-date basis in 2008 compared to the prior year period.  The higher level of sales in each of the three- and six-month periods in ended June 31, 2008 reflect maturing of run rates for early adopter customers and incremental sales to new customers.

Gross profit of $2,009,093 for the three-month period ended June 30, 2008 was 58% of sales compared to $2,080,232, or 61% of sales, in the same period in the previous year.  Gross profit for the six-month period ended June 30, 2008 was $3,936,800, or 60% of sales, compared to $3,684,745, or 59% of sales, in the same period in the previous year.  Gross profit varies by product group and by the channel of distribution.  We expect our gas detection products to generate relatively high gross profits because they are generally sold through Manufacturer’s Representatives.  Manufacturer’s Representatives are paid commissions that are recorded as sales expenses.  Our other products are generally sold through direct, or distributor channels.   Distributors pay discounted prices causing lower gross profit.  There is no equivalent commission expense for the distributor channel.  The range of gross profit between 58% and 61% is consistent with our historical experience.

Various increases in the cost of our raw material and electronic components during the first half of 2008 have been generally offset by increased off-shore sourcing for fabricated components, higher volume purchases of locally supplied items and improvements in manufacturing efficiency.  We review our selling prices on an annual basis, generally after the second quarter of the year, and we anticipate relatively insignificant price increases in 2008.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $441,741, or 13% of sales, for the three month period ended June 30, 2008 compared to $493,756, or 14% of sales, in the comparable period in 2007.  In the six-month periods ended June 30, 2008 and June 30, 2007, research and development expenses were $967,546, or 15% of sales, and $1,029,040, or 16% of sales, respectively.  The lower research and development expenses in the second quarter of 2008 are primarily the result of reduced salary and travel expenses due to the resignation of the Vice President of Engineering on April 1, 2008. These expense reductions are offset in part by increased spending to support continued expansion of our ProtoCessor and gas detection product lines.  We currently anticipate that salary and travel expenses will increase upon replacement of the Vice President of engineering.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses , were $820,978, or 24% of sales for the three-month period ended June 30, 2008, compared to $697,339, or 20% of sales, in the comparable period in the prior year.  For the six-month periods ended June 30, 2008 and June 30, 2007, selling and marketing expenses were $1,636,334, or 25% of sales, and $1,337,896, or 21% of sales, respectively.  Higher selling and marketing expenses in each of the three- and six-month periods ended June 30, 2008 are due, in part, to increased salary and benefit expenses as the result of an increase in the number of sales professionals combined with higher marketing expenses resulting from additional advertising and tradeshow activities.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses and fees for professional services, were $520,215 or 15% of sales, for the three-month period ended June 30, 2008 compared to $452,631 or 13% of sales, in the three-month period ended June 30, 2007.  For the six-month periods ended June 30, 2008 and June 30, 2007, general and administrative expenses were $977,254, or 15% of sales, and $807,300, or 13% of sales, respectively.  The increase in general and administrative expenses is, in part, due to higher salary expenses.  In addition, depreciation expense and information technology support costs increased as a result of computer and telephone system upgrades in fiscal 2007.  Professional fees including audit, investor relations, Sarbanes-Oxley compliance and investment banking also contribute to the increased expenses.  During the second quarter of 2008 the Company engaged the services of an investment banking firm.   In the event of a merger or acquisition transaction, the investment banker expense would be treated as an offset against a transaction fee.  However, they are currently expensed on a straight line basis over the period of the engagement.

In the three-month period ended June 30, 2008, our income from operations was $226,159 representing a decrease of $210,347 compared to the three-month period ended June 30, 2007.  In the six-month period ended June 30, 2008, our income from operations was $355,666 representing a decrease of $151,440 compared to the six-month period ended June 30, 2007.  The decrease in operating income was primarily due to increased fixed expenses of 8% and 13% for the respective three - and six - month periods.

After interest and tax expenses our net income for the three-month period ended June 30, 2008 was $136,450 compared to $260,125 in the same period of 2007.  For the six-month period ended June 30, 2007 our net income was $200,268 compared to $304,264 in the same period of 2007.

Liquidity and Capital Resources

During the six months ended June 30, 2008, net cash provided by operating activities was approximately $107,000 compared to approximately $101,000 for the same period in 2007.  Working capital was approximately $4,098,000 at June 30, 2008, an increase of approximately $220,000 from December 31, 2007. At June 30, 2008, our balance sheet reflected approximately $632,000 of cash and $2,087,000 of net trade receivables. At December 31, 2007, our total cash on hand was approximately $675,000 and our net trade receivables were $2,036,000.

At June 30, 2008, we had no long term liabilities.

We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank which matures on July 10, 2009. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. During the six months ended June 30, 2008, the Company was in compliance with the financial covenants and there were no borrowings on this line of credit.

We believes that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least January 1, 2009. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed in Gas Detection and Environment Control Products above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in Statement of Position (SOP) No. 97-02, “Software Revenue Recognition”, as amended, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

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

d)

Off Balance Sheet Arrangements

As of June 30, 2008, the Company had no off balance sheet arrangements as defined in Item 303(c) of the Securities and Exchange Commission’s Regulation S-B.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company, as a smaller reporting company, is not required to provide the information required by Item 305 of the Securities and Exchange Commission’s Regulation S-K.

ITEM 4T:  CONTROLS AND PROCEDURES

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

PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on June 4, 2008.

1.  At the Annual Meeting, the following directors were elected to serve for the ensuing year and until their successors are elected:

	For	Against	Abstain
Gordon R. Arnold	8,015,872	0	0
C. Richard Kramlich	8,015,872	0	0
Jay T. Last	8,015,872	0	0
Robert C. Marshall	8,015,872	0	0

2.  At the Annual Meeting, the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as the Company's independent public accountants for the fiscal year ended December 31, 2008 was ratified by the following votes:

For	Against	Abstain
8,015,872	0	0

ITEM 6 ..  EXHIBITS

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

(2)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION

Registrant

Date:

August 13, 2008

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