Form 10-Q
period 2008-09-30
SIERRA MONITOR CORP /CA/
filed 2008-11-12
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10 - Q

(Mark One)

(X)

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

or

(   )

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____to  _____

Commission file number 0-7441

SIERRA MONITOR CORPORATION

(Exact name of registrant as specified in its charter)

California	95-2481914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1991 Tarob Court

Milpitas, California 95035

(Address and zip code of principal executive offices)

(408) 262-6611

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes __X__  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____    No __X__

The number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2008 was 11,428,212.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

(Unaudited)

Assets	September 30, 2008 (unaudited)	December 31, 2007
Current Assets:
Cash	$1,458,324	$675,108
Trade Receivables, less allowance for doubtful accounts of approximately $85,000 and $86,000, respectively	1,902,954	2,036,050
Inventories, net	2,018,114	2,050,395
Prepaid expenses	133,323	132,872
Income tax deposits	158,286	-
Deferred income taxes – current	286,743	284,185
Total current assets	5,957,744	5,178,610
Property and equipment, net	424,197	307,965
Deferred income taxes	981	-
Other assets	198,454	232,799
Total assets	$6,581,376	$5,719,374
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts Payable	$811,091	$590,753
Accrued compensation expenses	608,674	321,931
Other ccurent liabilities	68,222	90,628
Income taxes payable	217,683	297,428
Total current liabilities	1,705,670	1,300,740
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,428,212 and 11,155,192 shares issued and outstanding, respectively	11,428	11,155
Additional paid-in capital	3,460,053	3,373,202
Retained Earnings	1,404,225	1,034,277
Total shareholders’ equity	4,875,706	4,418,634
Total liabilities and shareholders’ equity	$6,581,376	$5,719,374

See accompanying notes to the unaudited intermin condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$3,831,832	$3,368,102	$10,435,056	$9,610,988
Cost of goods sold	1,659,692	1,311,712	4,326,116	3,869,853
Gross profit	2,172,140	2,056,390	6,108,940	5,741,135
Operating expenses
Research and development	485,446	524,668	1,452,992	1,553,708
Selling and marketing	880,050	693,801	2,516,384	2,031,697
General and administrative	522,600	450,041	1,499,854	1,257,341
	1,888,096	1,668,510	5,469,230	4,842,746
Income from operations	284,044	387,880	639,710	898,389
Interest expense	-	(5,276)	-	(8,679)
Income before income taxes	284,044	382,604	639,710	889,710
Income tax provision	114,364	154,451	269,762	357,293
Net income	$169,680	$228,153	$369,948	$532,417
Net income available to common shareholders per common share
Basic:	$0.02	$0.02	$0.03	$0.05
Diluted:	$0.01	$0.02	$0.03	$0.05
Weighted average number of common shares used in per share computations
Basic:	11,423,212	11,075,192	11,291,199	11,055,192
Diluted:	11,849,025	11,742,979	11,915,070	11,580,243

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$369,948	$532,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	188,773	127,276
Provision for bad debt expense	(1,625)	16,619
Stock based compensation expense	80,574	69,234
Changes in operating assets and liabilities:
Trade receivables	134,721	(465,628)
Inventories	32,281	156,339
Prepaid expenses and other current assets	(225)	(125,496)
Income tax deposit	(158,286)	-
Deferred income taxes	(2,558)	-
Other assets	-	(225)
Accounts payable	220,338	(293,969)
Accrued compensation expenses	286,743	158,482
Income taxes payable	(80,726)	342,641
Other current liabilities	(22,406)	11,834
Net cash provided by operating activities	1,047,552	529,524
Cash flows from investing activities:
Property and equipment	(270,886)	(249,306)
Other asset addition	-	(132,036)
Net cash used in investing activities	(270,886)	(381,342)
Cash flows from financing activities:
Proceeds from bank borrowings	-	200,000
Repayment of bank borrowings	-	(200,000)
Proceeds from exercise of stock options	6,550	9,600
Net cash provided by financing activities	6,550	9,600
Net increase in cash	783,216	157,782
Cash at beginning of period	675,108	446,395
Cash at end of period	$1,458,324	$604,177
Supplemental cash flow information
Cash paid for income taxes	$101,000	$106,493
Cash paid for interest	$-	$8,679

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2008

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”, “we” or “us”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  Amounts related to disclosure of December 31, 2007 balances within these interim condensed financial statements were derived from the audited 2007 financial statements and notes thereto.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the SEC on March 26, 2008.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.  The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

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

By providing an intelligent interface, the Company’s products enable various machines, devices, systems and people to reliably communicate useful information for the measurement and control of various environments including buildings, plants, factories and over the Internet.  By delivering the data on various communication levels, including Ethernet, Internet, LONworks, Profibus, and others, the Company’s products make it possible for data to be accessed at more appropriate levels, such as control rooms or remote locations.

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

Gas monitoring products manufactured by the Company are sold for a variety of safety applications including oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages and other users or producers of hazardous gases.  Environment controllers, which provide management of environmental conditions in small structures such as local DSL distribution nodes and buildings at cell tower sites, are sold to telecommunication companies and their suppliers.  The Company’s FieldServer products are sold generally to integration companies that implement building and plant automation projects and to manufacturers of equipment for the same industry.

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

b)

Recent Accounting Standards

Other recent accounting pronouncements discussed in the notes to the Company’s December 31, 2007 audited financial statements, filed previously with the Securities and Exchange Commission on Form 10-KSB on March 26, 2008, that were required to be adopted during the year ending December 31, 2008, did not have or are not expected to have a significant impact on the Company’s 2008 financial statements.

c)

Employee Stock-Based Compensation

At September 30, 2008, the Company had one approved stock-based employee compensation plan, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that have not expired or otherwise terminated.

Under the 2006 Stock Plan, the Company initially reserved 500,000 shares of common stock for issuance. Stock options are granted under the 2006 Stock Plan at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date. Prior to January 1, 2006, the Company accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the stock options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant.

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

For the nine-month periods ended September 30, 2008 and 2007, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in general and administrative expenses of $80,574 and $69,234, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R). The Company did not modify the terms of any previously granted stock options during the nine-month periods ended September 30, 2008 and 2007.

Inventories

A summary of inventories at September 30, 2008 follows:

	September 30, 2008	December 31, 2007
Raw materials	$789,010	$687,947
Work-in-process	1,031,184	1,098,216
Finished goods	307,093	373,405
Less: Allowance for obsolescence reserve	(109,173)	(109,173)
	$2,018,114	$2,050,395

Net Income Per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common shares issuable upon exercise of stock options using the treasury stock method.  No adjustments to earnings were made for purposes of per share calculations.

At September 30, 2008 and 2007, there were no potentially dilutive common shares that had an exercise price higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2008 and 2007, respectively:

	Three months ended September 30, 2008	Nine months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2007
Basic EPS – weighted-average number of common shares outstanding	11,423,212	11,291,199	11,075,192	11,055,192
Effect of dilutive potential common shares – stock options outstanding	425,813	623,871	667,787	525,051
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,849,025	11,915,070	11,742,979	11,580,243

Comprehensive Income

The Company has no significant components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods presented.

Concentrations

No customer accounted for more than 10% of accounts receivable at September 30, 2008 and December 31, 2007.  One customer, a division of Sinopec, China, contributed approximately 19% of net sales for the three-month period ended September 30, 2008 and no customers contributed more than 10% of sales for each of the three and nine-month periods ended September 30, 2007.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $1,350,000 and $575,000 were in excess of such insured amounts at September 30, 2008 and December 31, 2007, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviews the following information on revenues by product category:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Gas detection devices	$2,206,012	$1,848,088	$5,585,220	$5,293,376
Environment controllers	311,489	186,362	782,046	716,669
FieldServers	1,314,331	1,333,652	4,067,790	3,600,943
	$3,831,832	$3,368,102	10,435,056	$9,610,988

Line-of-Credit

In June 2008, the Company extended the term of its $1,000,000 line of credit with a commercial bank which matures on July 10, 2009.  No borrowings were made under the Company’s line of credit during the first nine months of fiscal year 2008 and the balance under the line of credit was $0 at September 30, 2008 and December 31, 2007.  As of September 30, 2008, the Company was in compliance with covenants required by the line of credit.

Stock Option Grants

No stock options were granted during the three-month period ended September 30, 2008.  During the nine-month period ended September 30, 2008, a total of 14,000 stock options were granted under the Company’s 2006 Stock Plan with an exercise price of $1.50.  Stock options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.  Such stock options had a per-share grant date fair value of $1.48, as calculated by the Black-Scholes option pricing model using the following assumptions: expected life of 8 years; estimated volatility of 177%; risk-free interest rate of 2.8%; and no expected dividends.

No stock options were granted during the three-month period ended September 30, 2007.  During the nine-month period ended September 30, 2007, a total of 216,500 stock options were granted under the Company’s 2006 Stock Plan with an exercise price of $1.50.  Stock options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.  Such stock options had a per-share grant date fair value of $1.50, as calculated by the Black-Scholes option pricing model using the following assumptions: expected life of 8 years; estimated volatility of 210%; risk-free interest rate of 5.25%; and no expected dividends.

Stock Option Exercise and Expiration

In the nine-month period ended September 30, 2008, a total of 10,000 stock options were exercised by employees to purchase shares of the Company’s common stock resulting in cash proceeds of $6,550.  In addition, a total of 263,020 shares of common stock were issued as a result of employee net exercises of stock options.  During the same period, 27,750 options expired.

In the nine-month period ended September 30, 2007, a total of 125,000 stock options were exercised.  No stock options expired in the nine-month period ended September 30, 2007.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements.  Such statements reflect our current views and assumptions and are not guarantees of future performance.  These statements are subject to various risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, the risk factors described in this Form 10-Q, including those under the heading “Certain Factors That May Affect Future Results” and those issues described under the heading “Critical Accounting Policies,” and those indentified in Item1A, Risk Factors, of our Annual Report on Form  10-KSB for our fiscal year ended December 31, 2007, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC and elsewhere.  We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results.  We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three-month period ended September 30, 2008, Sierra Monitor Corporation reported net sales of $3,831,832 compared to $3,368,102 for the three-month period ended September 30, 2007.  For the nine-month period ended September 30, 2008, net sales were $10,435,056 compared with $9,610,988 in the prior year nine-month period.  The sales results for the three and nine month periods ended September 30, 2008 represent increases of 14% and 9%, respectively, compared to the same periods in 2007.

For the three-month period ended September 30, 2008, sales of our gas detection products were approximately $2,206,000 compared to $1,848,000 in the three-month period ended September 30, 2007.  For the nine-month period ended September 30, 2008, our gas detection product sales were approximately $5,585,000 compared to $5,293,000 in the same period in 2007.  These results represent a 19% year-over-year increase in the third quarter and a 6% year-over-year increase in the year-to-date period. In the third quarter of 2008, a our sales to the US Navy, which are dependent upon government budgets and buying cycles, were significantly lower than in the same period in 2007.  Sales of our industrial gas detection products increased due, in part, to our shipment of a single order valued at more than $500,000 to a customer in China.  The shipment included a large number of our new series of toxic gas sensor modules and various finished goods items that we purchased for resale.  In addition to the single large shipment, our sales of integrated gas detection systems and stand-alone gas monitoring devices were higher in the third quarter than the same period in 2007.  In the nine-month period ended September 30, 2008, sales of our industrial gas detection products were generally higher than in the same period in 2007.  Lower year-to-date sales to the U.S. Navy were primarily offset by the large third quarter shipment to China.

Sales of Environment Controllers to the telecommunications industry in the three-month period ended September 30, 2008 were approximately $311,000 compared to $186,000 in the three-month period ended September 30, 2007.  In the nine-month period ended September 30, 2008 sales of Environment Controllers were approximately $782,000 compared to $717,000 in the same period in 2007.  The increase in sales in the third quarter is due, in part, to revenue from a  project to  upgrade and expand a monitoring system for a major cable communications company and higher shipments of control systems for new underground telephone company equipment vaults.  Year-to-date results benefitted, primarily, from the same revenue streams.

In the three-month period ended September 30, 2008, sales of FieldServer products were approximately $1,314,000, compared to $1,334,000 in the same period in 2007. In the nine-month period ended September 30, 2008, sales of our FieldServer products were approximately $4,068,000, a 13% increase, compared to $3,601,000 sales reported in the same period in 2007.  FieldServer products include box products and original equipment manufacturer (“OEM”) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators.  In the third quarter of 2007, box product sales benefited from a single large international order.  While no similar international sale occurred in the third quarter of 2008, higher domestic sales to equipment manufacturers and integrators offset the lower international revenue.    OEM module sales increased approximately 10% in the three-month period ended September 30, 2008 as compared to the same period in 2007, and 30% on a year-to-date basis in 2008 compared to the prior year period.  The higher level of sales in each of the three and nine-month periods ended September 30, 2008 reflect continuing expansion of the number of OEM customers and increasing run rates for early adopter customers.

Gross profit of $2,172,140 for the three-month period ended September 30, 2008 was 57% of sales compared to $2,056,392, or 61% of sales, in the same period in the previous year.  Gross profit for the nine-month period ended September 30, 2008 was $6,108,940, or 59% of sales, compared to $5,741,135, or 60% of sales, in the same period in the previous year.  The primary reason for lower margins in the three and nine-month periods in 2008 is a change in product mix in gas detection sales.  In 2007 our sales to the Navy produced high margins.  In 2008, a significant portion of the U.S. Navy sales were replaced by low margin sales to China.  Higher wage and benefit costs also contributed to the lower margins for the current year.  We review our selling prices on an annual basis, generally after the second quarter of the year.  Based on a review of our costs and a competitive analysis, we implemented relatively insignificant price increases in 2008.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $485,446, or 13% of sales, for the three-month period ended September 30, 2008 compared to $524,668, or 16% of sales, in the comparable period in 2007.  In the nine-month periods ended September 30, 2008 and September 30, 2007, research and development expenses were $1,452,992, or 14% of sales, and $1,553,708, or 16% of sales, respectively.  The lower research and development expenses in the third quarter of 2008 are primarily the result of reduced salary and travel expenses due to the resignation of the Vice President of Engineering on April 1, 2008. These expense reductions are offset in part by increased spending to support continued expansion of our ProtoCessor and gas detection product lines.  We currently anticipate that salary and travel expenses will increase upon replacement of the Vice President of Engineering.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, were $880,050, or 23% of sales for the three-month period ended September 30, 2008, compared to $693,801, or 21%, in the comparable period in the prior year.  For the nine-month periods ended September 30, 2008 and September 30, 2007, selling and marketing expenses were $2,516,384, or 24% of sales, and $2,031,697, or 21% of sales, respectively.  Higher selling and marketing expenses in each of the three and nine-month periods ended September 30, 2008 are due primarily to increased personnel and travel expenses as the result of an increase in the number of sales professionals.  In the third quarter of 2008, commission expenses were higher than historical levels due to the $500,000 shipment to a customer in China discussed above.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses and fees for professional services, were $522,600 or 14% of sales, for the three-month period ended September 30, 2008 compared to $450,041 or 13% of sales, in the three-month period ended September 30, 2007.  For the nine-month periods ended September 30, 2008 and September 30, 2007, general and administrative expenses were $1,499,854, or 14% of sales, and $1,257,341, or 13% of sales, respectively.  The increase in general and administrative expenses is, in part, due to higher salary expenses.  In addition, depreciation expense and information technology support costs increased as a result of computer and telephone system upgrades in fiscal 2007.  Professional fees including audit, investor relations, compliance with the Sarbanes-Oxley Act of 2002 and investment banking also contribute to the increased expenses.  During the second quarter of 2008, the Company engaged the services of an investment banking firm.   In the event of a merger or acquisition transaction, any investment banker expense would be treated as an offset against a transaction fee.  However, they are currently expensed on a straight line basis over the period of the engagement.

In the three-month period ended September 30, 2008, our income from operations was $284,044 representing a decrease of $103,839 compared to the three-month period ended September 30, 2007.  In the nine-month period ended September 30, 2008, our income from operations was $639,710 representing a decrease of $258,681 compared to the nine-month period ended September 30, 2007.  The decrease in operating income in the third quarter of 2008 compared to the third quarter of 2007 was due to the combined effect of lower gross margins and higher fixed expenses.  The decrease in operating income in the first nine months of 2008, compared to the same period in 2007 was due primarily to increased fixed expenses.

After interest and tax expenses, our net income for the three-month period ended September 30, 2008 was $169,680 compared to $228,153 in the same period of 2007.  For the nine-month period ended September 30, 2008 our net income was $369,948 compared to $532,417 in the same period of 2007.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, net cash provided by operating activities was approximately $1,048,000 compared to approximately $530,000 for the same period in 2007.  Working capital was approximately $4,252,000 at September 30, 2008, an increase of approximately $374,000 from December 31, 2007. At September 30, 2008, our balance sheet reflected approximately $1,458,000 of cash and $1,903,000 of net trade receivables. At December 31, 2007, our total cash on hand was approximately $675,000 and our net trade receivables were $2,036,000. Accrued compensation increased approximately $287,000 to $608,000 at September 30, 2008 from $321,000 at December 31, 2007 due primarily to payroll timing differences.

At September 30, 2008, we had no long term liabilities.

We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank which matures on July 10, 2009. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At September 30, 2008, the Company was in compliance with the financial covenants and there were no borrowings on this line of credit.

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

ITEM 4T:  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, Mr. Arnold has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

(1)

Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)

Incorporated by reference to our Quarterly Report on Form 10-QSB (File No. 000-07441) for the fiscal quarter ended June 30, 1991, filed with the SEC on August 14, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION

Registrant

Date:

November 12, 2008

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

(1)

Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)

Incorporated by reference to our Quarterly Report on Form 10-QSB (File No. 000-07441) for the fiscal quarter ended June 30, 1998, filed with the SEC on August 14, 1998.