Form 10-K
period 2008-12-31
SIERRA MONITOR CORP /CA/
filed 2009-03-26
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008.

[   ]

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to  ______________

Commission file number 0-7441

SIERRA MONITOR CORPORATION

(Exact name of registrant as specified in its charter)

California

95-2481914

(State of incorporation)

(I.R.S. Employer ID No.)

1991 Tarob Court

Milpitas, California 95035

(Address of principal executive offices)

Issuer's telephone number, including area code:  (408) 262-6611

Securities registered under Section 12(b) of the Exchange Act:   None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[  ] Yes [X] No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X ] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[  ] Large accelerated filer      [  ] Accelerated filer

[  ] Non-accelerated filer        [X] Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  [  ] Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $5,945,105 based upon the last reported sale price of $1.55 per share on the Over the Counter Bulletin Board, which occurred on June 27, 2008.  For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933.  This determination is not necessarily conclusive.

The number of shares of the Registrant's common stock outstanding as of March 23, 2009 was 11,428,212.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 9, and information required under Items 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2009.

FORM 10-K

SIERRA MONITOR CORPORATION

TABLE OF CONTENTS

PART I.

Item 1.

Business

1

Item 1A.

Risk Factors

4

Item 2.

Properties

5

Item 3.

Legal Proceedings

5

Item 4.

Submission of Matters to a Vote of Security Holders

5

PART II.

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

6

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 8.

Financial Statements and Supplementary Data

12

Item 9.

Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure

12

Item 9A(T).

Controls and Procedures

12

Item 9B.

Other Information

13

PART III.

Item 10.

Directors, Executive Officers, and Corporate Governance

           14

Item 11.

Executive Compensation

15

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

15

Item 13.

Certain Relationships and Related Transactions, and Director Independence

16

Item 14.

Principal Accountant Fees and Services

16

PART IV.

Item 15.

Exhibits and Financial Statement Schedule

F-1

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms.  We have based these forward-looking statements on our current expectations and projections about future events.  Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report.  Forward-looking statements in this report include, among others, statements regarding the sufficiency of cash and accounts receivable and critical accounting policies.  Our future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting our industry, lack of growth in our end-markets and our ability to develop, manufacture, and sell both new and existing products at a profitable yet competitive price.  All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART I

Item 1.

Business.

General

Sierra Monitor Corporation, a California corporation (the “Company,” “we” or “us”), was founded in 1978 to design and develop hazardous gas monitoring devices for the protection of personnel and facilities in industrial work places.  In recent years we have changed the focus of our business to the delivery of information technology for environment measurement and control by developing specialized embedded software that is deployed on proprietary hardware platforms. Embedded software enables data transfer between subsystems using protocol and physical medium translation.  Proprietary hardware platforms allow us to increase the value proposition while protecting intellectual property.

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

By providing an intelligent interface , our products enable various machines, devices, systems and people to reliably communicate useful information for the measurement and control of various environments including buildings, plants and factories ..  By delivering the data on multiple communication level s, including i nternet, Ethernet , LONworks, Profibus and others, our products make it possible for data to be accessed at more appropriate levels ,   such as network operations centers , control rooms or remote locations ..

M2M protocol translation devices, known as communications bridges, are sold under our trade names “FieldServer” and “ProtoCessor” to equipment manufacturers and systems integrators, principally in the building automation industry where we believe the market drivers are cleantech and energy savings initiatives.  Many industrial instruments, such as detection systems, controllers and automation systems, communicate in disparate, non-standard protocols.  Communications bridges provide a means for transferring data between devices using non-standard protocols through a sophisticated data exchange software program.  Data can be transmitted to other industrial applications over various wiring platforms including Ethernet.  In 2008, combined revenue from sales of our FieldServer and ProtoCessor products was approximately 37% of our sales compared to approximately 39% in 2007 and 35% in 2006.

Intelligent gas detection safety systems that we manufacture are sold for a variety of safety applications ranging from oil and gas processing and chemical plants to wastewater treatment, alternate fuel vehicle programs and other users or producers of hazardous gases.  These systems utilize features such as recorded event information, graphical displays on central computers and web server displays to allow users to identify hazards and problems before they evolve into incidents which, could cause production delays and may prompt evacuation of personnel and potentially even cause property damage and physical injury.  Through our FieldServer products, detection data can be presented on computers through a web server function for viewing over the internet or by localized web browsers. The motivation for installation of gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health Administration, state and local governing bodies, insurance companies and various industry rule-making bodies. In the three fiscal years 2008, 2007 and 2006, revenue from gas detection products was approximately 56%, 54%, and 52% of our sales, respectively.

We also supply microprocessor-based environment control products to the telecommunications industry.  The control products are used to monitor temperature, gas, smoke and other environmental and security conditions in remote structures such as DSL distribution nodes, fiber optic booster stations and cell-tower site buildings.  Environment controllers integrate various functions which would otherwise require discrete controls and alarm handling.  Revenue from all products sold to the telecommunications industry was approximately 7% of our sales in 2008, compared to 7% in 2007 and 14% in 2006.

Research and Development

We maintain research and development programs to enhance existing products and to develop new products.  Our research and development expenses, which include costs for sustaining engineering, were $1,907,310 or 14% of sales in 2008, compared to $2,088,896 or 16% of sales in 2007 and $1,810,637 or 17% of sales in 2006.

Sales and Distribution

Our products are sold through a network of independent sales representatives supervised by regional managers.  There are currently 29 authorized representative companies in the United States.  The majority of our representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products.  Our internal sales organization includes a corporate sales manager, eight regional sales managers, an outside salesperson and various inside support personnel.  In addition to our primary factory and office facility in Milpitas, California and a technical support office located in Fort Myers, Florida, we maintain separate domestic sales offices in California, Connecticut, Illinois, Massachusetts, Michigan, New Jersey, Texas and Wisconsin.  We maintain international sales offices in California, Texas and Dubai, UAE.

Products manufactured by us are marketed and sold primarily to oil and gas drilling and refining companies, chemical plants, waste-water treatment plants, telecommunications companies, parking garages, landfill rehabilitation projects and building automation projects.  We consider that we operate in one business segment.  Substantially all of the revenues reported in Part II, Item 7 of this annual report on Form 10-K are attributable to sales to that single segment.

Employees

At December 31, 2008, we had a total of 52 employees, all of whom were employed on a full-time basis, of whom 6 were in research and development; 19 were in marketing, sales and service; 6 were in general administration; and 21 were in operations and manufacturing.  At that date, 43 of our employees were located in Milpitas, California, and the remaining employees were located in regional sales and technical support offices.

Seasonality and Customers

The demand for monitoring devices and other products we manufactured is typically not seasonal and during 2008 and 2007 there were no customers to whom sales exceeded 10% of our net sales.   Factors within and affecting specific industries, such as telecommunications, building automation or petro-chemical processing, could affect our sales within any of those industries.  Those factors may include, but are not limited to, a general economic downturn, labor problems, rapid shifts in technology or introduction of competing products at lower prices.

Backlog

The commercial order backlog for our products at December 31, 2008 was approximately $2,400,000, compared to approximately $2,600,000 at December 31, 2007.  The backlog includes orders for which we have not yet received engineering release from the customer.  Since we generally ship many of our products within the same quarter that we receive a purchase order and engineering release from the customer, we believes that our backlog at any particular time is generally not indicative of the level of future sales.

Competition

The markets in which we participate are highly competitive and generally price sensitive.  Most of our competitors have far greater financial, marketing and manufacturing resources than us by virtue of their relationships with larger companies as divisions or subsidiaries of such companies.  The principal competitive factors in our industry are reliability, ease of use, product support and price.  Our gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Safety Inc., General Monitors Inc., Mine Safety Appliance Company and Honeywell Life Safety.  Our other products tend to compete with alternate methods and technologies rather than direct equivalent products manufactured by other companies.  For example, telephone companies may use discrete temperature, lighting and pump controls as an alternative to integrated control systems.  Likewise, potential users of our FieldServer products may choose to develop their own proprietary software programs as an alternative to using our packaged solution.

Manufacturing and Suppliers

We purchase materials and components for use in manufacturing our products.  The majority of the materials and components used in our products are standard items which can be purchased from multiple distributors or fabricated by multiple custom fabrication vendors.  Components which are generally purchased from sole sources are those which require a specific consistent quality such as gas sensors.  Our principal suppliers of gas sensors are Alpha Sense, City Technology and E2V Technologies.  We anticipate that the majority of components and materials used in products to be developed by us will be readily available. However, there is no assurance that the current availability of these materials will continue in the future, or if available, will be procurable at favorable prices.

Environmental Regulation

We have no significant costs associated with compliance with environmental regulations.  However, there can be no assurance that we will not incur such costs in the future.

Available Information.

We file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended.  The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.  You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.sierramonitor.com.  Information contained on our website is not incorporated by reference into this Annual Report on form 10-K unless expressly noted.  Our headquarters are located at 1991 Tarob Court, Milpitas, CA 95035.  Our phone number at that address is (408) 262-6611 and our e-mail address is sierra@sierramonitor.com.

Item 1A.

Risk Factors.

We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

Current Economic Conditions:  Current turbulent economic conditions in the U.S. and worldwide increase the challenges and the financial risks facing us.  These risks include potential postponement of spending by industrial customers in response to tighter credit, negative financial news and/or declines in income or asset values.  There may be a number of follow-on effects from the credit crisis including insolvency of key suppliers resulting in product delays; inability of customers, including commercial contractors, to obtain credit to finance projects requiring our products and customer insolvencies.  These risks could have a material negative effect on the demand for our products and services.

Competitive Industry: The industry in which we compete is highly competitive and we expect such competition to continue in the future.  Most of our competitors are larger than us and have substantially greater financial, technical, marketing and manufacturing resources.  While we have invested in new products, there can be no assurance that we can continue to introduce new products on a timely basis or that certain of our products will not be rendered non-competitive or obsolete by our competitors.

Concentrated Operations: Our operations are concentrated in a single building in Milpitas, California.  Our operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control.  We do not have a detailed disaster recovery plan.  In addition, we do not carry sufficient business interruption insurance to compensate us for all losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business and financial results.

Item 2.

Properties.

Our principal executive, administrative, manufacturing and engineering operations are located in a 15,000 square foot leased facility in Milpitas, California.  This facility is occupied under a lease expiring April 30, 2012.  We also lease an 1,800 square foot warehouse in Milpitas, California, a small technical support office in Fort Myers, Florida and has sales offices near Los Angeles, California; Bridgeport, Connecticut; Chicago, Illinois; Boston, Massachusetts; Detroit, Michigan; Cherry Hill, New Jersey; Dallas, Texas; Houston, Texas and Milwaukee, Wisconsin.  Management considers that our current facilities are in good operating condition, are adequate for the present level of operations, are adequately covered by insurance and that additional office and factory space is available in the immediate vicinity, if required.

Item 3.

Legal Proceedings.

We may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal course of business operations.  We are currently not involved in any such litigation or any pending legal proceedings that management believes could have a material adverse effect on our financial position or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Market Information.  Our common stock is quoted on the OTC Bulletin Board under the symbol "SRMC.OB."  There is not an active market for our common stock and there is only infrequent trading in limited volume.  The high and low closing sales price, as reported by the OTC Bulletin Board system, of our common stock during each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices	High	Low
Quarter ended December 31, 2008	$2.80	1.75
Quarter ended September 30, 2008	3.05	1.35
Quarter ended June 30, 2008	1.75	1.35
Quarter ended March 31, 2008	1.75	1.40

Quarter ended December 31, 2007	$1.70	$1.30
Quarter ended September 30, 2007	2.55	1.40
Quarter ended June 30, 2007	2.30	1.50
Quarter ended March 31, 2007	1.75	1.40

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b)  Holders.  As of March 23, 2009, there were approximately 155 holders of record of our common stock and the closing price of our common stock was $1.65.  This figure does not include beneficial holders or common stock held in street name, as we cannot accurately estimate the number of these beneficial holders.

(c)  Dividends.  We have never paid cash dividends on our common stock.  We presently intend to retain any future earnings to finance operations and the further development of our business and do not presently intend to pay any cash dividends in the foreseeable future.

Penny Stock

 Unless and until our shares of common stock qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company’s common stock will be on the OTC Bulletin Board.  As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the price of our common stock.  Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If our common stock is deemed to be penny stock, trading in such shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.  “Accredited investors” are generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse and certain entities with assets in excess of pre-determined amounts.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Stock Option Plan

During 2006, our 1996 Stock Option Plan expired. Subsequently, the shareholders adopted the 2006 Stock Plan. We have reserved 548,521 shares of common stock for issuance under the 2006 Stock Plan. Options are granted under the 2006 Stock Plan at the fair market value of our common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Fiscal 2008 vs. Fiscal 2007

For the fiscal year ended December 31, 2008, our net sales were $13,749,797, compared to net sales of $12,966,613 in the prior fiscal year ended December 31, 2007.  Our operating income before interest expense and income taxes was $875,848 in 2008, compared to operating income before interest expense and income taxes of $1,018,787 in 2007.  Net income in 2008 was $485,706, or $0.04 per share, compared to net income of $581,038, or $0.05 per share, in 2007.  Our revenue increased approximately 6% in 2008 compared to the prior year.

Our sales of gas detection products, including industrial accounts and military sales, increased by approximately 9% in 2008 compared to 2007.  Military sales, which are influenced by Navy purchasing cycles for both spare parts and new ship activity, decreased by approximately 14% in 2008 compared to 2007.   Industrial sales of gas detection products increased by approximately 15% in 2008 compared to 2007.  The overall increase is due, in part, to our ability to sell newly released products into a broader range of applications including our historical integrated systems business, new Internet connected systems and stand alone monitors integrated into our customer’s systems.

Sales of environment controller products, which are used by telecommunications companies, increased by approximately 6% in 2008.  Most of the current sales of environment controller products are for spare parts and legacy programs due to the lack of new infrastructure spending by the telephone carriers.

Sales of our FieldServer communications bridge products increased approximately 2% in 2008 compared to 2007.  Our FieldServer products include box products and Original Equipment Manufacturer (OEM) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators.  Increased product awareness and a strong market for building automation led to a 6% year-over-year increase in box product sales of our FieldServer products.  OEM modules sold under the trade name ProtoCessors are small electronic assemblies that deliver our software functionality to equipment manufacturers.  ProtoCessor shipments decreased approximately 8% in 2008 compared to 2007.  ProtoCessor sales depend upon the adoption into equipment manufacturer’s designs for a range of products from lighting controls to roof top air conditioners, variable frequency drives and others.  In 2008 customer testing, approval and documentation cycles were longer than anticipated causing a shortfall of ProtoCessor sales compared to our expectations.

Gross profit as a percent of sales was approximately 59% in 2008 and 60% in 2007.  Our gross margins, which vary by product mix and channel of distribution, have historically remained at this level.  Increases in materials costs were offset by factory efficiencies as manufacturing volumes increased due to the higher level of sales.

 Research and development expenses, which include new product development and support for existing products, were $1,907,310, or 14% of net sales, in the fiscal year ended December 31, 2008, compared to $2,088,896, or 16% of net sales, in the fiscal year ended December 31, 2007.   The lower research and development expenses in 2008 are primarily the result of reduced salary and travel expenses due to the resignation of the Vice President of Engineering on April 1, 2008.  These expense reductions are offset in part by increased spending to support continued expansion of our ProtoCessor and gas detection product lines.  We currently anticipate that salary and travel expenses will increase upon replacement of the Vice President of Engineering.

Sales and marketing expenses were $3,317,853, or 24% of net sales, in 2008, compared to $2,867,233, or 22% of net sales, in the prior year.  The primary reason for the higher sales and marketing costs in 2008 compared to 2007 was higher salary, commission and employee benefits expense. We are continuing to increase the number of sales professionals and office support staff to maintain our high level of customer attention while increasing sales levels.

General and administrative expenses, which include salaries and benefits, professional fees, and product and general liability insurance, were $2,050,771, or 15% of net sales, in 2008, compared to $1,752,836, or 14% of net sales, in 2007.  The increase in general and administrative expenses is, in part, due to higher salary expenses.  In addition, depreciation expense and information technology support costs increased as a result of computer and telephone system upgrades in fiscal 2007.  Professional fees including audit, investor relations, compliance with the Sarbanes-Oxley Act of 2002 and investment banking also contribute to the increased expenses.

Our financial results reflect an approximate revenue increase of $783,000 and a decrease in operating income of approximately $143,000.  As a result of our continued profitable operations, all of our current deferred income tax benefits have been utilized.  We are currently expensing income taxes at the maximum corporate rate.

Liquidity and Capital Resources

Our working capital at December 31, 2008 was $4,493,870, compared to working capital of $3,877,870 at December 31, 2007.  There were no significant equity or long-term debt transactions in 2008.

Inventories on hand at December 31, 2008 were $1,968,006, a decrease of approximately $82,000 compared to the end of the prior year.  At December 31, 2008, our balance sheet reflected approximately $1,339,000 of cash and $1,662,000 of net trade receivables. At December 31, 2007, our total cash on hand was approximately $675,000 and our net trade receivables were $2,036,000. Income taxes paid totaled approximately $691,000 at December 31, 2008.  In 2007, we were not required to remit quarterly income tax payments.

At December 31, 2008, we had no long term liabilities.

We maintain a $1,000,000 line of credit with our commercial bank, secured by certain assets of ours.  The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test.  At December 31, 2008, we were in compliance with the financial covenants and there were no borrowings on the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least January 1, 2010.  There are no current plans for significant capital equipment expenditures.

Inflation

We believe that inflation will not have a material effect on our results of operations.

The current economic recession could adversely impact our business in 2009. While order rates have remained generally steady we have taken steps to be prepared to identify and respond to future adverse conditions. We remain focused on managing production and inventory levels and are adjusting them proactively as incoming order rates change. In addition, during the fourth quarter of 2008, we adjusted sales strategies to focus on the most sustainable markets in 2009.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes.  The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories.  Actual results could differ from these estimates.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist:  a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) our price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectibility is reasonably assured.  By product and service type, revenues are recognized when the following specific conditions are met:

Gas Detection and Environment Control Products

Gas Detection and Environment Control products are sold as off-the-shelf products with prices fixed at the time of order. Orders delivered to us by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between us and our customer as to the specific nature and terms of the agreed-upon sale transaction.  Products are shipped and are considered delivered when (a) for FOB factory orders, they leave our shipping dock or (b) for FOB customer dock orders, upon confirmation of delivery.  The creditworthiness of customers is generally assessed prior to us accepting a customer’s first order. Additionally, international customers and customers who have developed a history of payment problems are generally required to prepay or pay through a letter-of-credit.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see “FieldServer Services” below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  We do not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting, as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” because we do not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, as described in Statement of Position (“SOP”) 97-02, “Software Revenue Recognition”, as amended, and therefore we recognize revenues upon the shipment or delivery of products (depending on shipping terms), as described in “Gas Detection and Environment Control Products” above.

FieldServer Services

FieldServer services consist of orders for custom development of protocol drivers.  Generally, customers place orders for FieldServer products concurrently with their order for protocol drivers.  However, if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in “FieldServer Products” above, but due to the non-recurring engineering aspect of the customized driver development we are more likely to have a written evidence trail of a quotation and a hard copy order.  The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program.  When development of the driver is complete the customer is notified and can proceed with a FieldServer product (see “FieldServer Products” above).  Revenues for driver development are billed and recognized upon shipment or delivery of the related product that includes the developed protocol drivers (as noted in “FieldServer Products” above). Collectibility is reasonably assured as described in “FieldServer Products” above.

Discounts and Allowances

Discounts are applied at time of order entry and sales are processed at net pricing.  No allowances are offered to customers.

Accounts Receivable

Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer’s potential inability or unwillingness to meet the payment terms dictate secured payments.  Our international sales are generally made based on secure payments including cash wire advance payments and letters of credit.  International sales are made on open account terms only where sufficient historical experience justifies the credit risks involved.  We insure international credit sales through the federal Export Import Bank.  In many of our larger sales, the customers are frequently construction contractors who are in need of our start-up services to complete their work and obtain payment.  Management’s ability to manage the credit terms and take advantage of the leverage of the need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management’s knowledge.  We believe that we have demonstrated the ability to make reasonable and reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience.  Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in our ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve management.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method.  We use an Enterprise Requirements Planning (“ERP”) software system which provides data upon which management can rely to determine inventory trends and identify excesses.  Write-down of slow moving and obsolete inventories are determined based on historical experience and current product demand.  We evaluate the inventory for excess or obsolescence on a quarterly basis.  The ultimate write-down is dependent upon management’s ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

The market cost of our inventory is equal to the realizable value which is based on management's forecast for sales of our products in the ensuing years.  The industry in which we operate is characterized by technological advancements and change.  Should demand for our products prove to be significantly less than anticipated, the ultimate realizable value of our inventory could be substantially less than the amount shown on the accompanying balance sheet.

Determination of Applicability of Valuation Allowance for Deferred Tax Assets

We determine the applicability of a valuation allowance against the accrued tax benefit by evaluating recent trends including sales levels, changes in backlog and fixed expenses.  We also consider our plans for the current twelve month period regarding activities that would change the level of expenses relative to historical trends.

At December 31, 2008, we determined that, based on the profitable results and full utilization of the available deferred tax benefits, no valuation allowance against the remaining accrued tax benefit is required.

Item 8.

Financial Statements and Supplementary Data.

Reference is made to the financial statements, including the notes thereto, together with the report thereon of Squar, Milner, Peterson, Miranda & Williamson, LLP, independent registered public accounting firm, thereon, attached to this Annual Report on Form 10-K as a separate section beginning on Page F-1.

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with Squar, Milner, Peterson, Miranda & Williamson, LLP of the type required to be reported under this Item 8 since the date of their engagement.

Item 9A(T).

Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other of our employees.  Based upon that evaluation, Mr. Arnold concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework.  No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financing reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2008 that were not disclosed.

PART III

Item 10.

Directors, Executive Officers, Corporate Governance.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2008, based upon information furnished by such persons:

Director or

Name

Principal Occupation or Employment

Age

Officer Since

Gordon R. Arnold

Director of the Company;

63

      1984

President, Chief Executive Officer, Chief Financial Officer

and Secretary

Michael C. Farr

Vice President of Operations

51

      1986

C. Richard Kramlich

Director of the Company

73

      1980

Jay T. Last

Director of the Company

79

      1977

Robert C. Marshall

Director of the Company

77

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

Michael C. Farr joined Old Sierra in December 1983 as its Operations Manager.  He became Vice President, Operations in May 1986.  Since the merger, Mr. Farr has served as Vice President, Operations of the Company.

C. Richard Kramlich has been a Director of the Company since 1980.  Mr. Kramlich, who has more than thirty five years of venture capital experience, is a general partner and co-founder of New Enterprise Associates, a venture capital firm.  Mr. Kramlich’s present board memberships include, Financial Engines Inc., Force10 Networks, Inc., KOR Electronics, MaxiScale, Inc., Movius Interactive Corporation, SmartDrive Systems, Inc., Tabula Inc., Visual Edge Technology, Inc., Xoom Corporation and Zhone Technologies, Inc. and a number of privately owned companies. Mr. Kramlich received a Masters in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University.

Jay T. Last has been a Director of the Company since 1977.  Mr. Last, who was one of the founders of the first semiconductor manufacturing company, is a retired technologist and business investor.  Mr. Last received a Ph.D. in Physics from Massachusetts Institute of Technology.

Robert C. Marshall has been a Director of the Company since 1998.  Since 1997, Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm.  Mr. Marshall currently serves on the board of Bay Microsystems Inc., OnSite Systems Inc., Triformix Inc. and Visage Mobile Inc.  Mr. Marshall received a Bachelors degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University.

Edward K. Hague resigned from the Company as Vice President, Engineering on April 1, 2008.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company:  (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);  (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

With respect to the other information required by this Item 10, the sections entitled “Election of Directors - Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual meeting of Shareholders to be held on May 13, 2009 are incorporated by reference herein.

Item 11.

Executive Compensation.

The information required by this Item 10 is incorporated by referenced from our Proxy Statement under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

i.

All compensation plans previously approved by security holders; and

ii.

All compensation plans not previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	767,000	$1.09	311,320
Equity compensation plans not approved by security holders	-	-	-
Total	767,000	$1.09	311,320

The other information required by this Item 12 is incorporated by reference from our Proxy Statement for our Annual meeting of Shareholders to be held on May 13, 2009 under the section entitled “Security Ownership of Certain Beneficial Owners and Management.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by referenced from our Proxy Statement under the section entitled “Certain Relationships and Related Transactions”.

Item 14.

Principal Accountant Fees and Services

The section entitled “Principal Accountant Fees and Services” in our Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2009 is incorporated by reference herein.

Item 15.

Exhibits and Financial Statement Schedule.

Financial Statements.

See Item 8 of this Form 10-K.

Schedules.

Not applicable.

Index to Exhibits

Exhibit Number

Description

3.1(1)

Articles of Incorporation of the Registrant.

3.2(2)

Bylaws of the Registrant.

4.1(3)

Specimen Common Stock Certificate of the Registrant.

10.1(4)

1996 Stock Plan of Registrant.

10.2(5)

2006 Stock Plan of Registrant.

10.3(6)

Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.

10.4 (7)

Compensatory Arrangements of Certain Officers.

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

(7)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION

(Registrant)

By:  /s/  Gordon R. Arnold

Gordon R. Arnold

Chief Executive Officer

Dated: March 23, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

Title

Signature

March 23, 2009

Chief Executive Officer, Chief

Financial Officer and Director

(Principal Executive, Financial

and Accounting Officer)

By  /s/  Gordon R. Arnold

Gordon R. Arnold

March 23, 2009

Director

By  /s/  C. Richard Kramlich

C. Richard Kramlich

March 23, 2009

Director

By  /s/  Jay T. Last

Jay T. Last

March 23, 2009

Director

By  /s/  Robert C. Marshall

Robert C. Marshall

SIERRA MONITOR CORPORATION

Financial Statements

SIERRA MONITOR CORPORATION

Index to Financial Statements

       Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Income

F-3

Statements of Shareholders’ Equity

F-4

Statements of Cash Flows

F-5

Notes to Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sierra Monitor Corporation

We have audited the accompanying balance sheets of Sierra Monitor Corporation (the “Company”), as of December 31, 2008 and 2007, and the related statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 25, 2009

SIERRA MONITOR CORPORATION

Balance Sheet

For the Years Ended December 31, 2008 and 2007

Assets	2008	2007
Current assets:
Cash	$ 1,338,647	$ 675,108
Trade receivables, less allowance for doubtful accounts of
approximately $92,000 in 2008 and $86,000 in 2007, respectively	1,661,846	2,036,050
Inventories, net	1,968,006	2,050,395
Prepaid expenses	189,389	132,872
Income tax deposit	48,295	-
Deferred tax assets	299,421	284,185
Total current assets	5,505,604	5,178,610

Property and equipment, net	380,987	307,965
Other assets	185,015	232,799

Total assets	$ 6,071,606	$ 5,719,374

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 521,823	$ 590,753
Accrued compensation expenses	385,306	321,931
Income taxes payable	6,272	297,428
Other current liabilities	98,332	90,628
Total current liabilities	1,011,733	1,300,740

Deferred tax liability	42,498	-
Total liabilities	1,054,231	1,300,740

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized;
11,428,212 and 11,155,192 shares issued and outstanding respectively	11,428	11,155
Additional paid-in capital	3,485,964	3,373,202
Retained earnings	1,519,983	1,034,277
Total shareholders’ equity	5,017,375	4,418,634

Total liabilities and shareholders’ equity	$ 6,071,606	$ 5,719,374

See accompanying notes to financial statements.

SIERRA MONITOR CORPORATION

Statements of Income

For the Years Ended December 31, 2008 and 2007

	2008	2007
Net sales	$13,749,797	$12,966,613
Cost of goods sold	5,598,015	5,238,861
Gross profit	8,151,782	7,727,752
Operating expenses:
Research and development	1,907,310	2,088,896
Selling and marketing	3,317,853	2,867,233
General and administrative	2,050,771	1,752,836
	7,275,934	6,708,965
Income from operations	875,848	1,018,787
Interest expense	-	8,679
Income before provision for income tax	875,848	1,010,108
Income tax expense	390,142	429,070
Net income	$485,706	$581,038
Net income attributable to common shareholders per common share
Basic	$0.04	$0.05
Diluted	$0.04	$0.05
Weighted-average number of shares used in per share computations:
Basic	11,325,452	11,088,525
Diluted	11,794,484	11,723,239

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2008 and 2007

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of
December 31, 2006	11,055,192	$ 11,055	$ 3,265,104	$ 453,239	$ 3,729,398
Stock options exercised	100,000	100	9,500	–	9,600
Stock option compensation	–	–	98,598	–	98,598
Net income	–	–	–	581,038	581,038
Balance as of
December 31, 2007	11,155,192	$ 11,155	$ 3,373,202	$ 1,034,277	$ 4,418,634
Stock options exercised	273,020	273	6,277	–	6,550
Stock option compensation	–	–	106,485	–	106,485
Net income	–	–	–	485,706	485,706
Balance as of
December 31, 2008	11,428,212	$ 11,428	$ 3,485,964	$ 1,519,983	$ 5,017,375

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$485,706	$581,038
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	211,694	145,413
Amortization	50,108	37,540
Deferred income taxes	(15,236)	11,669
Provision for bad debt expense	41,739	32,086
Provision for inventory losses	8,000	10,792
Stock-based compensation expense	106,485	98,598
Changes in operating assets and liabilities:
Trade receivables	332,465	(425,664)
Inventories	74,389	194,718
Prepaid expenses	(56,517)	13,418
Income tax deposit	(48,295)	-
Other assets	225	17,933
Accounts payable	(68,930)	(352,055)
Accrued compensation expenses	63,375	28,969
Income taxes payable	(291,156)	280,400
Deferred tax liability	42,498	-
Other current liabilities	7,704	16,406
Net cash provided by operating activities	944,254	691,261

Cash flows from investing activities:
Purchases of property and equipment	(287,265)	(472,148)
Net cash used in investing activities	(287,265)	(472,148)

Cash flows from financing activities:
Line of credit borrowings	-	200,000
Principal repayment on line of credit	-	(200,000)
Proceeds from exercise of options	6,550	9,600
Net cash provided by financing activities	6,550	9,600

Net increase in cash	663,539	228,713

Cash – beginning of year	675,108	446,395
Cash – end of year	$1,338,647	$675,108

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$691,120	$136,493
Cash paid during the year for interest	$-	$8,679

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2008 and 2007

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

Concentrations

We currently maintain substantially all of our day to day operating cash with a major financial institution.  At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $1,089,000 and $575,000 were in excess of such insured amounts at December 31, 2008 and 2007, respectively.

The Company grants credit to customers within the United States of America and generally does not require collateral.  We have international sales (see Note 10) that are generally prepaid or paid through a letter of credit.  Our ability to collect receivables is affected by economic fluctuations in the industrial and geographic areas served by us.  Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient.  Although management expects to collect amounts due, actual collections may differ from the estimated amounts.

No customer accounted for more than 10% of accounts receivable at December 31, 2008 and 2007.  No customers accounted for more than 10% of sales for either of the years ended December 31, 2008 and 2007.

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

Such net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years.  The industry in which the Company operates is characterized by technological advancement, change and certain regulations.  Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than amounts shown in the accompanying balance sheet.  Management analyzes the inventory for slow-moving and obsolete parts and maintains an obsolescence reserve sufficient to cover them.

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

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized.  Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.  SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale.  Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.  The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to newly initiated commitments to plan, as defined, by management.  At December 31, 2008 and 2007, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

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

For the year ended December 31, 2008 and 2007, the impact of adopting SFAS No. 123(R) on the Company's statements of operations was an increase in salaries and benefits expense of $106,485 and $98,598, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the first-time recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

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

Warranty

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment.  Warranty issues are usually resolved with repair or replacement of the product.  Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company's ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized.  At December 31, 2008 and 2007, warranty reserve approximated $63,000 and $61,500, respectively, which is recorded under other current liabilities on the balance sheets.

Advertising

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations.  Advertising expenses were approximately $183,000 and $184,000 for the years ended December 31, 2008 and 2007, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the years ended December 31, 2008 and 2007, respectively:

	2008	2007

Basic earnings per share –
weighted-average number of shares
of common stock outstanding	11,325,452	11,088,526

Effect of dilutive stock options and warrants	469,032	634,713

Diluted earnings per share –
dilutive potential common shares	11,794,484	11,723,239

For purposes of calculating diluted earnings per share, there were no adjustments to net income.

For the year ended December 31, 2008 options to acquire 17,000 common shares were not considered dilutive potential common shares as their exercise prices were greater than the average market price of the Company’s common stock during the year then ended.

For the year ended December 31, 2007 no options to acquire common shares were considered dilutive potential common shares as the average market price of the company’s common stock was greater than all exercise prices during the year then ended.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the years ended December 31, 2008 and 2007, the Company had no items of comprehensive income.

Segments of Business

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders. It also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations, however, the Chief Executive Officer (“CEO”) reviews financial information on an entity level (see Note 10).

Fair Value of Financial Instruments and Certain Other Assets/Liabilities

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company's cash, trade receivables, accounts payables, accrued and other liabilities, and bank borrowings approximate their estimated fair values due to the short-term maturities of those financial instruments.

The Company does not have any assets and liabilities that are measured at fair value on a recurring basis and, during the year ended December 31, 2008, did not have any assets and liabilities that were measured at fair value on a non-recurring basis.

Significant Recent Accounting Pronouncements

In June 2007, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,”Accounting for Income Taxes.” FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006.  The adoption of FASB FIN No. 48 did not have a significant effect on the Company’s financial position or results of operation.

In September 2007, the FASB issued SFAS No.157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements.  The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 did not have a significant effect on the Company’s financial position or results of operation.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 (“Fair Value Measurements”). The adoption of SFAS No. 159 did not have a significant impact on future financial statements.

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

Note 2 – Inventories

A summary of inventories as of December 31 is as follows:

	2008	2007
Raw materials	$809,507	$687,947
Work in process	904,210	1,098,216
Finished goods	363,462	373,405
	2,077,179	2,159,568
Obsolescence reserve	(109,173)	(109,173)

	$1,968,006	$2,050,395

Note 3 - Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2008	2007
Machinery and equipment	$660,834	$550,409
Furniture, fixtures, and leasehold improvements	883,114	862,058

	1,543,948	1,412,467
Less accumulated depreciation and amortization	(1,162,961)	(1,104,502)

	$380,987	$307,965

Note 4 – Related Party Transactions

There are no related party transactions.

Note 5 - Employee Stock Compensation Plan

During 2006, the shareholders adopted the 2006 Stock Plan. Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

As of December 31, 2008, there were 311,320 shares available for grant under the Company’s 2006 Stock Plan. A summary of stock option transactions for the two years ended December 31, 2008 is as follows:

		Range of prices	Weighted- average exercise price

	Options
Balance as of December 31, 2006	1,170,500	0.23 – 1.48	0.76
Granted	216,500	1.50	1.50
Exercised	(125,000)	0.34 - 0.56	0.38
Forfeited or expired	(5,000)	1.50	1.50
Balance as of December 31, 2007	1,257,000	0.23 – 1.50	0.93
Granted	31,000	1.50 - 2.65	2.13
Exercised	491,250	0.50 - 1.50	0.74
Forfeited or expired	(29,750)	1.20 - 1.50	1.41
Balance as of December 31, 2008	767,000	0.23 – 2.65	1.09

Options outstanding that have vested and are expected to vest as of February 28, 2009 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	623,958	$0.97	4.5
Expected to vest	114,433	1.60	8.3
Total	738,392	1.09	5.2

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized.

The following table summarizes information about the Company’s stock options outstanding under the 1996 and 2006 Stock Plans as of December 31, 2008:

		Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
Exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$0.23 – 1.50	738,000	5.6	$1.05	585,490	$0.94
$1.50 - 2.65	29,000	10.0	2.17	-	-

	767,000	5.8	1.09	585,490	0.94

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 and 2007 approximated $0.94 and $0.80 per share respectively.  The weighted average grant date fair values of options granted during the years ended December 31, 2008 and 2007 were $2.04 and $1.50 per share, respectively.  Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2008	2007
Expected life	8 years	8 years
Estimated volatility	154%	209%
Risk-free interest rate	2.71%	4.48%
Dividends	None	None

The expected life assumption is based on the average historical life of outstanding options; the expected volatility is based on the historical volatility.  The expected life of options granted is based on the “simplified method” described in the SEC’s Staff Accounting Bulletin No. 107 due to changes in the vesting terms and the contractual life of current option grants compared to the Company’s historical grants; and the risk-free interest rate is based on the rate for U.S. Treasury bonds with similar terms as the options.

The total intrinsic value of options exercised during 2008 and 2007 was $349,175 and $47,100, respectively.

Note 6 - Warrants

During the period ended December 31, 2008 warrants to acquire 55,000 shares of common stock at $0.65 per share were cancelled.  As of December 31, 2008, there were no warrants outstanding.

Note 7 - Commitments

Leases

The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through 2012.  Certain leases require the payment of property taxes, utilities and insurance, and provide options to extend the lease term.

As of December 31, 2008, future minimum lease payments are as follows:

Year ending
December 31,

2009	230,000
2010	218,000
2011	218,000
2012	73,000
$739,000

Rent expense was approximately $322,000 and $360,000 in 2008 and 2007, respectively.

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

Note 8 – Line-of-Credit

As of December 31, 2008, the Company has a $1,000,000 line of credit, secured by certain assets of the Company, that bears interest at the bank's prime rate (3.25% at December 31, 2008) plus 0.5%.  The line of credit requires annual renewal and compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and a quarterly profitability test.  At December 31, 2008, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

Note 9 - Income Taxes

The components of income tax expense consist of the following for the years ended December 31:

	2008	2007

Federal	$261,562	$346,292
State	91,225	67,818
Adjustments to state for PY difference	10,093	-

Total current	362,880	414,110

Federal	34,145	1,430
State	(3,346)	13,530
Adjustments to state for PY difference	(3,537)	-

Total deferred	27,262	14,960

Total Income Tax	$390,142	$429,070

At December 31, 2008 and 2007, the Company has no federal or state net operating loss carry-forwards.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007
Accruals and Reserves	$268,405	260,902
State Taxes	31,016	23,283
NOL and Credit Carryforwards	—	—

Total deferred tax assets	299,421	284,185

Property and Equipment	(42,498)	—

Net Deferred Tax Assets	$256,923	284,185

In assessing the realize-ability of deferred tax assets, management considers whether it is more likely than not that some portion or the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods to which the deferred tax assets are applicable, management believes it is more likely than not the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance was deemed necessary at December 31, 2008 and 2007.

The reported income tax expense for the years ended December 31, 2008 and 2007 differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2008	2007

Computed tax expense	$297,789	$343,438
Nondeductible items and other	35,491	31,953
Current and deferred state taxes, net of federal benefit	56,862	58,727
Credits utilized	-	(5,048)

Total Income Tax Expense	$390,142	$429,070

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

In addition, the CEO reviews the following information on revenues by product category:

	2008	2007

Gas detection devices	$7,635,000	$6,996,000
Environmental controllers	976,000	923,000
FieldServers	5,139,000	5,048,000

	$13,750,000	$12,967,000

The Company sells its products to companies located primarily in the United States. In the years ended December 31, 2008 and 2007, sales to international customers were 16% and 15%, respectively.

Exhibit Index.

Exhibit Number

Description

3.1(1)

Articles of Incorporation of the Registrant.

3.2(2)

Bylaws of the Registrant.

4.1(3)

Specimen Common Stock Certificate of the Registrant.

10.1(4)

1996 Stock Plan of Registrant.

10.2(5)

2006 Stock Plan of Registrant.

10.3(6)

Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.

10.4 (7)

Compensatory Arrangements of Certain Officers.

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

(7)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2008.