Form 10-Q
period 2009-03-31
SIERRA MONITOR CORP /CA/
filed 2009-05-13
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10 - Q

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer               [   ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [  ]    No [X]

The number of shares outstanding of the issuer's common stock, as of May 12, 2009 was 11,428,212.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS SIERRA MONITOR CORPORATION Condensed Balance Sheets

Assets	March 31, 2009	December 31, 2008
	(unaudited)

Current assets:
Cash	$1,188,156	$1,338,647
Trade receivables, less allowance for doubtful accounts
of approximately $88,000 and $89,000 respectively	2,090,868	1,661,846
Inventories, net	1,954,848	1,968,006
Prepaid expenses	176,392	189,389
Income tax deposit	50,189	48,295
Deferred income taxes	299,421	299,421
Total current assets	5,759,874	5,505,604
Property and equipment, net	340,064	380,987
Other assets	176,510	185,015
Total assets	$6,276,448	$6,071,606
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$618,248	$521,823
Accrued compensation expenses	468,013	385,306
Other current liabilities	90,744	98,332
Income taxes payable	9,905	6,272
Total current liabilities	1,186,910	1,011,733
Deferred tax liability	42,498	42,498
Total liabilities	$1,229,408	$1,054,231

Commitments and contingencies Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,428,212 shares issued and outstanding at March 31, 2009 and December 31, 2008	11,428	11,428
Additional paid-in capital	3,511,566	3,485,964
Retained earnings	1,524,046	1,519,983
Total shareholders' equity	5,047,040	5,017,375
Total liabilities and shareholders’ equity	$6,276,448	$6,071,606

See accompanying notes to the unaudited condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the three months ended
	March 31, 2009	March 31, 2008
Net sales	$3,270,056	$3,136,798
Cost of goods sold	1,419,469	1,209,091
Gross profit	1,850,587	1,927,707
Operating expenses
Research and development	480,502	525,805
Selling and marketing	861,021	815,356
General and administrative	502,292	457,039
	1,843,815	1,798,200
Income from operations	6,772	129,507
Income tax provision	2,709	65,689
Net income	$4,063	$63,818
Net income available to common shareholders per common share: Basic	$0.00	$0.01
Diluted	$0.00	$0.01
Weighted-average number of common shares outstanding used in per share computations:
Basic	11,428,212	11,115,192
Diluted	11,774,366	11,674,421
See accompanying notes to the unaudited condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$4,063	$63,818
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	76,386	60,972
Provision for bad debt expense	2,500	3,000
Provision for inventory losses	(8,000)	–
Stock-based compensation expense	25,602	27,828
Change in operating assets and liabilities:
Trade receivables	(431,522)	73,823
Inventories	21,158	65,091
Prepaid expenses and other current assets	12,997	(57,008)
Income tax deposit	(1,894)	–
Accounts payable	96,425	(76,503)
Income taxes payable	3,633	(233,499)
Accrued compensation expenses	82,707	75,350
Other current liabilities	(7,588)	11,511
Net cash (used in) provided by operating activities	(123,533)	14,383
Cash flows from investing activities:
Capital expenditures	(21,858)	(44,160)
Other assets	(5,100)	225
Net cash used in investing activities	(26,958)	(43,935)
Net decrease in cash	(150,491)	(29,552)
Cash at beginning of period	1,338,647	675,108
Cash at end of period	$1,188,156	$645,556

Supplemental cash flow information:
Cash paid for income taxes	$2,420	$300,164
Cash paid for interest	$–	$–
See accompanying notes to the unaudited condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

March 31, 2009

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  Amounts related to disclosure of December 31, 2008 balances within these interim consolidated financial statements were derived from the audited 2008 consolidated financial statements and notes thereto.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 26, 2009.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.  The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

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

b)

Recent Accounting Standards

Recent accounting pronouncements discussed in the notes to the December 31, 2008 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 26, 2009, that are required to be adopted during the year ending December 31, 2009, did not have or are not expected to have a significant impact on the Company’s 2009 financial statements.

c)

Employee Stock-Based Compensation

As of March 31, 2009, the Company had one approved stock-based employee compensation plan for issuing stock options, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that have not expired or otherwise terminated.

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

For the three-month periods ended March 31, 2009 and 2008, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in general and administrative expenses of $25,602 and $27,828, respectively, with a corresponding decrease in the Company's income from operations, and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R). The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2009 and 2008.

Inventories

December 31, 2008 inventory numbers have been reclassified to be comparable to March 31, 2009 classifications.

A summary of inventories follows:

	March 31, 2009	December 31, 2008
Raw materials	$782,416	$809,507
Work-in-process	822,609	742,478
Material at vendor	189,486	290,557
Finished goods	269,510	234,637
Less: Allowance for obsolescence reserve	(109,173)	(109,173)
	$1,954,848	$1,968,006

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

At March 31, 2009, outstanding options to acquire 17,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.  At March 31, 2008, there were no common shares that had an exercise price higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2009 and 2008, respectively:

	Three months ended
	March 31, 2009	March 31, 2008
Basic EPS – weighted-average number of common shares outstanding	11,428,212	11,115,192
Effect of dilutive potential common shares – stock options outstanding	346,154	559,229
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,774,366	11,674,421

Comprehensive Income

The Company has no components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods presented.

Concentrations

One customer made up 10.5% of accounts receivable at March 31, 2009 while no customers made up more than 10% of accounts receivable at March 31, 2008.  Also, no customers individually made up more than 10% of net sales for the three month period ended March 31, 2009 and March 31, 2008.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $938,000 and $1,089,000 were in excess of such insured amounts at March 31, 2009 and December 31, 2008, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the periods ended March 31:

	Three months ended
	March 31, 2009	March 31, 2008
Gas detection devices	$1,837,637	$1,407,473
Environment controllers	202,509	210,097
FieldServers	1,229,910	1,517,227
	$3,270,056	$3,134,797

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000.  No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2009 and there were no outstanding balances at March 31, 2009 and December 31, 2008.  As of March 31, 2009, the Company is in compliance with covenants required by the line of credit.

Stock Option Grants

No stock options were granted during the three-month period ended March 31, 2009.  A total of 14,000 stock options were granted during the three-month period ended March 31, 2008, under the Company’s 2006 Stock Plan with an exercise price of $1.50.  Stock options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.  Such stock options had a per-share grant date fair value of $1.48, as calculated by the Black-Scholes option pricing model using the following assumptions: expected life of 8 years; estimated volatility of 177%; risk-free interest rate of 2.8%; and no expected dividends. Stock-based compensation expense related to these options was immaterial for the three months ended March 31, 2008.

Stock Option Exercise and Expiration

No stock options were exercised by employees in the three-month period ended March 31, 2009.  During the same period, 1,000 stock options expired.

During the three month period ended March 31, 2008, a total of 60,000 shares of common stock were issued as a result of an employee’s net exercise of a stock option for a value of $56,000.  During the same period, stock options covering 8,000 shares expired.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements.  Such statements reflect our current views and assumptions and are not guarantees of future performance.  These statements are subject to various risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, the risk factors described in this Form 10-Q, including those under the heading “Certain Factors That May Affect Future Results” and those issues described under the heading “Critical Accounting Policies,” and those indentified in Item1A, Risk Factors, of our Annual Report on Form  10-K for our fiscal year ended December 31, 2008, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC and elsewhere.  We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results.  We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 2009, Sierra Monitor Corporation reported net sales of $3,270,056 compared to $3,136,798 for the three months ended March 31, 2008.  The results for the first quarter of fiscal 2009 represent a 4% increase from the same period in the prior year.

Our sales of gas detection products, including industrial accounts and military sales, increased by approximately 31% in the first quarter of 2009 compared to the same period in 2008.  Sales to industrial accounts were 38% higher and military sales were relatively unchanged in the first quarter of 2009 compared to the same period in 2008.  The increase in industrial sales is due, in part, to a single order shipped to an account in Saudi Arabia and an increase in the number of large domestic project shipments of integrated gas detection systems.

In the first quarter of 2009, our sales of environmental controllers to the telecommunications industry were 4% lower compared to the first quarter of 2008.   The results reflect a continued low level of infrastructure spending by the larger land-line telephone companies.  Sales of environment controllers to the telecommunications industry currently represent approximately 6% of our total net sales.

Sales of our FieldServer products decreased approximately 19% in the first quarter of 2009 compared to the first quarter of 2008.  FieldServer products include box products and original equipment manufacturer (“OEM”) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators.  Demand for box products weakened in the first quarter of 2009 reflecting the general softening of the commercial construction industry.  Sales of box products were approximately 29% lower in the first quarter of 2009 compared to the same period in 2008.  For OEM Module sales, we depend upon demand from manufacturers of building automation equipment.  Sales of OEM modules in the first quarter of 2009 were approximately the same as the same period in 2008.

Gross profit for the three-month period ended March 31, 2009 was $1,850,587, or 57% of net sales, compared to $1,927,707, or 62% of net sales, in the same period in the previous year.  In the current economic environment, construction and retro-fit projects are subject to high pressure price negotiations which generally result in larger discounts.  The lower profit margin in the current quarter is primarily due to discounted pricing for project sales.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $480,502 or 15% of net sales, for the three-month period ended March 31, 2009, compared with $525,805 or 17% of net sales, in the comparable period in 2008.  The lower research and development expenses in the first quarter of 2009 are primarily the result of reduced salary and travel expenses due to the resignation of the Vice President of Engineering on April 1, 2008. These expense reductions are offset in part by increased spending to support continued expansion of our ProtoCessor and gas detection product lines.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three-month period ended March 31, 2009 were $861,021, or 26% of net sales, compared to $815,356, or 26% of net sales, in the same period in the prior year.  We have increased our sales staff during the past twelve months resulting in higher salary and commission expenses.  The increased salary and commission costs were partially offset by lower training and travel expenses.

General and administrative expenses for the first quarter of 2009 were $502,292, or 15% of net sales, compared to $457,039, or 15% of net sales, in the same period in the prior year.  Increases in salary expense and professional fees contributed to the change in general and administrative expenses.

Our income from operations for the three-month period ended March 31, 2009 was $6,772, or 0.2% of net sales, compared to $129,507, or 4.1% of net sales, in the same period in the prior year.  The decreased income is primarily the result of lower gross margins and increased operating expenses.

Net income for the three-month period ended March 31, 2009 was $4,063, or approximately 0.1% of net sales, compared to $63,818, or approximately 2.0% of net sales, for the same period in the prior year.  The difference between income from operations and net income is the provision for income taxes.

Liquidity and Capital Resources

During the three months ended March 31, 2009, net cash consumed by operating activities was approximately $124,000 compared to approximately $14,000 provided by operating activities for the same period in 2008.  Working capital was approximately $4,573,000 at March 31, 2009, an increase of approximately $79,000 from December 31, 2008. At March 31, 2009, our balance sheet reflected approximately $1,188,000 of cash and $2,091,000 of net trade receivables. At December 31, 2008, our total cash on hand was approximately $1,339,000 and our net trade receivables were $1,662,000.

At March 31, 2009, we had no long term liabilities.

We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank which matures on July 10, 2009. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At March 31, 2009, the Company was in compliance with the financial covenants and there were no borrowings on this line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least January 1, 2010. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

(2)

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) for the fiscal quarter ended June 30, 1998 filed with the SEC on August 14, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION

Registrant

Date:

May 12, 2009

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