Form 10-Q
period 2009-06-30
SIERRA MONITOR CORP /CA/
filed 2009-08-13
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10 - Q

(Mark One)

(X)

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

or

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                        Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

The number of shares outstanding of the issuer's common stock, as of August 13, 2009 was 11,438,212.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

Assets	June 30, 2009 (unaudited)	December 31, 2008
Current Assets:
Cash	$1,244,948	$1,338,647
Trade Receivables, less allowance for doubtful accounts of approximately $85,000 and $110,000, respectively	1,964,232	1,661,846
Inventories, net	1,867,297	1,968,006
Prepaid expenses	164,467	189,389
Income tax deposits	62,695	48,295
Deferred income taxes – current	321,814	299,421
Total current assets	5,625,453	5,505,604

Property and equipment, net	304,835	380,987
Other assets	166,291	185,015
Total assets	$6,096,579	$6,071,606

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts Payable	$523,466	$521,823
Accrued compensation expenses	426,203	385,306
Other current liabilities	72,936	104,604
Total current liabilities	1,022,605	1,011,733

Deferred tax liabilities	42,498	42,498
Total liabilities	1,065,103	1,054,231

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,438,212 and 11,428,212 shares issued and outstanding, respectively	11,438	11,428
Additional paid-in capital	3,543,065	3,485,964
Retained Earnings	1,476,973	1,519,983
Total shareholders’ equity	5,031,476	5,017,375
Total liabilities and shareholders’ equity	$6,096,579	$6,071,606

See accompanying notes to the condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$2,936,722	$3,466,426	$6,206,778	$6,603,224
Cost of goods sold	1,186,272	1,457,333	2,605,741	2,666,424
Gross profit	1,750,450	2,009,093	3,601,037	3,936,800
Operating expenses
Research and development	503,175	441,741	983,677	967,546
Selling and marketing	840,505	820,978	1,701,526	1,636,334
General and administrative	485,225	520,215	987,517	977,254
	1,828,905	1,782,934	3,672,720	3,581,134
Income (loss) from operations	(78,455)	226,159	(71,683)	355,666
Income tax provision (benefit)	(31,382)	89,709	(28,673)	155,398
Net income (loss)	$(47,073)	$136,450	$(43,010)	$200,268
Net income (loss) available to common shareholders per common share
Basic:	$0.00	$(0.01)	$0.00	$0.02
Diluted:	$0.00	$(0.01)	$0.00	$0.02
Weighted average number of common shares used in per share computations
Basic:	11,431,545	11,295,192	11,429,879	11,225,192
Diluted:	11,431,545	11,671,162	11,429,879	11,686,482

See accompanying notes to the unaudited condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(43,010)	$200,268
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	147,365	118,254
Provision for bad debt expense	13,350	23,681
Provision for inventory loss	(8,000)	-
Stock based compensation expense	51,111	53,310
Changes in operating assets and liabilities:
Trade receivables	(315,736)	(75,034)
Inventories	108,709	63,342
Prepaid expenses and other current assets	24,922	(67,335)
Income tax deposit	(14,400)	(57,286)
Deferred income taxes	(22,393)	(3,539)
Accounts payable	1,643	(25,249)
Accrued compensation expenses	40,897	71,496
Other current liabilities	(31,668)	(194,584)
Net cash (used in) provided by operating activities	(47,210)	107,324
Cash flows from investing activities:
Property and equipment	(52,489)	(153,552)
Net cash used in investing activities	(52,489)	(153,552)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,000	2,800
Net cash provided by financing activities	6,000	2,800
Net decrease in cash	(93,699)	(43,428)
Cash at beginning of period	1,338,647	675,108
Cash at end of period	$1,244,948	$631,680
Supplemental cash flow information
Cash paid for income taxes	$14,393	$399,120

See accompanying notes to the unaudited condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

June 30, 2009

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  Amounts related to disclosure of December 31, 2008 balances within these interim consolidated financial statements were derived from the audited 2008 consolidated financial statements and notes thereto.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 26, 2009.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.  The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

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

Significant Accounting Policies

a)

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when all of the following conditions exist:  a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectability is reasonably assured.  By product and service type, revenues are recognized when the following specific conditions are met:

Gas Detection and Environment Control Products

Gas detection and environment control products are sold as off-the-shelf products with prices fixed at the time of order. Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between us and our customer as to the specific nature and terms of the agreed-upon sale transaction.  Products are shipped and are considered delivered when (a) for FOB factory orders they leave our shipping dock or (b) for FOB customer dock orders upon confirmation of delivery.  The creditworthiness of customers is generally assessed prior to the Company accepting a customer’s first order. The Company purchases credit insurance through the Export-Import Bank of the United States to insure payment of small international orders that are released on open credit.  Larger international customers and customers who have developed a history of payment problems are generally required to prepay or pay through a letter-of-credit.

Gas Detection and Environment Control Services

Gas detection and environment control services consist of field service orders (technical support) and training, which are provided separate from product orders.  Orders for gas detection and environment control services are accepted in the same forms as discussed for Gas Detection and Environment Control Products above with hourly prices fixed at the time of order. Revenue recognition occurs only when the service activity is completed.  Such services are provided to current and prior customers, and, as noted above, creditworthiness has generally already been assessed. In cases where the probability of receiving payment is low, a credit card number is collected in advance of the provision of services for immediate processing.

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

FieldServer Services

FieldServer services consist of orders for custom development of protocol drivers.  Generally customers place orders for FieldServer products concurrently with their order for protocol drivers.  However, if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in FieldServer Products above, but due to the non-recurring engineering aspect of the customized driver development the Company is more likely to have a written evidence trail of a quotation and a hard copy order.  The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program.  When development of the driver is complete the customer is notified and can proceed with ordering a FieldServer product (see FieldServer Products above).  Revenues for driver development are billed and recognized upon shipment or delivery of the related product that includes the developed protocol drivers (as noted in FieldServer Products above). Collectability is reasonably assured as described in FieldServer Products above.

Discounts and Allowances

Discounts are applied at time of order entry and sales are processed at net pricing.  No allowances are offered to customers.

b)

Recent Accounting Standards

Recent accounting pronouncements discussed in the notes to the December 31, 2008 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 26, 2009, that are required to be adopted during the year ending December 31, 2009, did not have or are not expected to have a significant impact on the Company’s 2009 financial statements, except for the following.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No, 162, The Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  Following this Statement, the Board will not issue new standards in the forms of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates that will serve only to update the Codification.  SFAS No, 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009 and is not anticipated to have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financials statements, and the disclosures that an entity should make about events or transactions occurred after the balance sheet date.  SFAS No. 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s consolidated financial statements.  The Company evaluated subsequent events through the filing date of our quarterly 10-Q with the Securities and Exchange Commission on August 13, 2009.

The Company’s financial instruments include cash, accounts receivable, prepaid expenses, security deposits, accounts payable and accrued expenses.  Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis, and, during the six months ended June 30, 2009 and the year ended December 31, 2008, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.  The measurements cited in the preceding sentence refer to those set forth in SFAS No. 157 Fair Value Measurements, as amended.

c)

Employee Stock-Based Compensation

As of June 30, 2009, the Company had one approved stock-based employee compensation plan for issuing stock options, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that have not expired or otherwise terminated.

Under the 2006 Stock Plan, the Company initially reserved 500,000 shares of common stock for issuance. Stock options are granted under the 2006 Stock Plan at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date. Prior to January 1, 2006, the Company accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, and applied SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the stock options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment, which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, is recognized in the Company's financial statements over their remaining service period. The cost is based on the grant date fair value estimated in accordance with the original provisions of SFAS

No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

For the six-month periods ended June 30, 2009 and 2008, the impact of adopting SFAS No. 123(R) on the Company's condensed statements of operations was an increase in general and administrative expenses of $51,111 and $53,310, respectively, with a corresponding decrease in the Company's income from operations, and net income resulting from the recognition of compensation expense associated with employee stock options. The Company did not modify the terms of any previously granted stock options during the six-month periods ended June 30, 2009 and 2008.

Inventories

A summary of inventories at September 30, 2008 follows:

	June 30, 2009	December 31, 2008
Raw materials	$815,263	$809,507
Work-in-process	764,094	742,478
Material at vendor	157,923	290,557
Finished goods	239,190	234,637
Less: Allowance for obsolescence reserve	(109,173)	(109,173)
	$1,867,297	$1,968,006

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

At June 30, 2009, outstanding options to acquire 17,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.  At June 30, 2008, there were no common shares that had an exercise price higher than the stock price used in the EPS calculation.

The Company has reported a net loss for the three and six-month periods ended June 30, 2009.  As a result, 349,480 and 352,731 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for both the three and six month periods ended June 30, 2009, respectively, because their inclusion would be anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six month periods ended June 30, 2009 and 2008, respectively:

	Three months ended June 30, 2009	Six months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2008
Basic EPS – weighted-average number of common shares outstanding	11,431,545	11,429,879	11,295,192	11,225,192
Effect of dilutive potential common shares – stock options outstanding	-	-	375,970	461,290
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,431,545	11,429,879	11,671,162	11,686,482

Comprehensive Income

The Company has no components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods presented.

Concentrations

No customer accounted for more than 10% of accounts receivable at June 30, 2009 or December 31, 2008.  No customers individually made up more than 10% of net sales for the three and six month periods ended June 30, 2009 and June 30, 2008.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $995,000 and $1,090,000 were in excess of such insured amounts at June 30, 2009 and December 31, 2008, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Gas detection devices	$1,432,823	$1,967,942	$3,270,459	$3,380,873
Environment controllers	135,298	260,285	337,807	470,818
FieldServers	1,368,601	1,238,199	2,598,511	2,751,533
	$2,936,722	$3,466,426	6,206,778	$6,603,224

Line-of-Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000.  No borrowings have been made under the Company’s line of credit during the first six months of fiscal year 2009 and there were no outstanding balances at June 30, 2009 and December 31, 2008.  As of June 30, 2009, the Company is in compliance with covenants required by the line of credit.

Stock Option Grants

No stock options were granted during the six-month period ended June 30, 2009.  A total of 14,000 stock options were granted during the six-month period ended June 30, 2008, under the Company’s 2006 Stock Plan with an exercise price of $1.50.  Stock options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.  Such stock options had a per-share grant date fair value of $1.48, as calculated by the Black-Scholes option pricing model using the following assumptions: expected life of 8 years; estimated volatility of 177%; risk-free interest rate of 2.8%; and no expected dividends. Stock-based compensation expense related to these 14,000 stock options was immaterial for the six months ended June 30, 2008 and is included in the previously disclosed amount of employee stock-based compensation.

Stock Option Exercise and Expiration

In the six-month period ended June 30, 2009, a total of 10,000 stock options were exercised by an employee to purchase shares of the Company’s common stock resulting in cash proceeds of $6,000.  During the same period, 1,000 stock options expired.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements.  Such statements reflect our current views and assumptions and are not guarantees of future performance.  These statements are subject to various risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors indentified in Item1A, Risk Factors, of our Annual Report on Form  10-K for our fiscal year ended December 31, 2008, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC and elsewhere.  We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results.  We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three-month period ended June 30, 2009, Sierra Monitor Corporation reported net sales of $2,936,722 compared to $3,466,426 for the three-month period ended June 30, 2008.  For the six-month period ended June 30, 2009, net sales were $6,206,778 compared with $6,603,224 in the prior year six-month period.   The sales results for the three and six month periods ended June 30, 2009 represent decreases of 15% and 6%, respectively, compared to the same periods in 2008.

For the three-month period ended June 30, 2009, sales of our gas detection products were approximately $1,436,000 compared to $1,968,000 in the three-month period ended June 30, 2008.  For the six-month period ended June 30, 2009, our gas detection product sales were approximately $3,216,000 compared to $3,381,000 in the same period in 2008.  These results represent a 27% year-over-year decrease in the second quarter and a 5% year-over-year decrease in the year-to-date period.   Our gas detection sales include systems and  spare parts that are sold to the U.S. Navy.  In the three month period ended June 30, 2009 our sales to the Navy were approximately $330,000 lower than in the same quarter in the previous year.  The decrease in sales to the Navy is the primary reason for the significant decline in year over year sales of gas detection products.  Sales of commercial gas detection systems were below the prior year level as a result of the generally weak economy.

Sales of Environment Controllers to the telecommunications industry in the three-month period ended June 30, 2009 were approximately $136,000 compared to $260,000 in the three-month period ended June 30, 2008.  In the six-month period ended June 30, 2009 sales of Environment Controllers were approximately $332,000 compared to $471,000 in the same period in 2008.  This decrease in sales is due, primarily, to generally weak demand for infrastructure products by the telecommunications industry and delay of purchases of new inventory by at least one of our customers in order to reduce their operating inventory.

In the three-month period ended June 30, 2009, sales of FieldServer products were approximately $1,365,000, a 10% increase, compared to $1,238,000 in the same period in 2008. In the six-month period ended June 30, 2009, sales of our FieldServer products were approximately $2,658,000, a 3% decrease, compared to $2,752,000 sales reported in the same period in 2008.  FieldServer products include box products and original equipment manufacturer (“OEM”) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators.  Box product sales increased approximately 12% in the three-month period ended June 30, 2009 on a year-over-year basis.  The increase in sales of box products is due, primarily, to strong demand in international accounts including a single order for over $100,000 for a major integration company in Brazil.  OEM module sales increased approximately 7% in the three-month period ended June 30, 2009 as compared to the same period in 2008, and 5% on a year-to-date basis in 2009 compared to the prior year period.  The higher level of sales in each of the three and six-month periods ended June 30, 2009 reflect continued improvements in run rates for early adopter customers and incremental sales to new customers.

Gross profit of $1,750,450 for the three-month period ended June 30, 2009 was 60% of sales compared to $2,009,093, or 58% of sales, in the same period in the previous year.  Gross profit for the six-month period ended June 30, 2009 was $3,601,037, or 58% of sales, compared to $3,936,800, or 60% of sales, in the same period in the previous year.  Gross profit varies by product group and by the channel of distribution.  We expect our gas detection products to generate relatively high gross profits because they are generally sold through Manufacturer’s Representatives.  Manufacturer’s Representatives are paid commissions that are recorded as sales expenses.  Our other products are generally sold through direct, or distributor channels.   Distributors pay discounted prices causing lower gross profit.  There is no equivalent commission expense for the distributor channel.  The range of gross profit between 58% and 60% is consistent with our historical experience.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $503,175, or 17% of sales, for the three month period ended June 30, 2009 compared to $441,741, or 13% of sales, in the comparable period in 2008.  In the six-month periods ended June 30, 2009 and June 30, 2008, research and development expenses were $983,677, or 16% of sales, and $967,546, or 15% of sales, respectively.   We have continued our investment in new product development including a new central controller for gas detection systems and several new FieldServer and ProtoCessor products.  The increase in research and development expenses is due, primarily to the cost of projects related to the new product development.  We currently plan to continue the higher level of research and development activity to capitalize on identified opportunities.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, were $840,505, or 29% of sales for the three-month period ended June 30, 2009, compared to $820,978, or 24% of sales, in the comparable period in the prior year.  For the six-month periods ended June 30, 2009 and June 30, 2008, selling and marketing expenses were $1,701,526, or 27% of sales, and $1,636,334, or 25% of sales, respectively.  Higher selling and marketing expenses in each of the three- and six-month periods ended June 30, 2009 are due, in part, to increased salary and benefit expenses as the result of an increase in the number of sales professionals.  The higher  salary and benefit expenses were partially offset by lower marketing expenses because we have reduced our advertising and trade show participation and continued a transition toward increased Internet adverting.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses and fees for professional services, were $485,225 or 17% of sales, for the three-month period ended June 30, 2009 compared to $520,215 or 15% of sales, in the three-month period ended June 30, 2008.  For the six-month periods ended June 30, 2009 and June 30, 2008, general and administrative expenses were $987,517, or 16% of sales, and $977,254, or 15% of sales, respectively.  The lower general and administrative expenses in the second quarter of 2009, compared to the same period in the prior year, are the result of a combination of lower variable salary expense, lower professional fees and lower investor relations expenses.  In the year to date period our depreciation expenses and audit expenses are higher in the current year to date period compared with the previous year.

In the three-month period ended June 30, 2009, our loss from operations was $78,455 representing a decrease of $304,614 compared to the three-month period ended June 30, 2008.  In the six-month period ended June 30, 2009, our loss from operations was $71,683 representing a decrease of $427,349 compared to the six-month period ended June 30, 2008.  The decrease in operating income in both the three and six month periods ended June 30, 2009 is due, primarily, to the lower sales levels in the second quarter.  Although the lower sales levels caused lower gross profit during difficult market conditions we maintained our capacity levels and engineering activities, which resulted in increased inventory as a strategy to assure our ability to respond to future opportunities.  The result of maintaining capacity was that there was no reduction in fixed expenses.

After interest and tax provisions our net loss for the three-month period ended June 30, 2009 was $47,073 compared to net income of $136,451 in the same period of 2008.  For the six-month period ended June 30, 2009, our net loss was $43,010 compared to net income of $200,268 in the same period of 2008.

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

Gas Detection and Environment Control Services

Gas detection and environment control Services consist of field service orders (technical support) and training, which are provided separate from product orders.  Orders for gas detection and environment control services are accepted in the same forms as discussed for Gas Detection and Environment Control Products above with hourly prices fixed at the time of order. Revenue recognition occurs only when the service activity is completed.  Such services are provided to current and prior customers, and, as noted above, creditworthiness has generally already been assessed. In cases where the probability of receiving payment is low, a credit card number is collected in advance of the provision of services for immediate processing.

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

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to ensure that it is adequate.  We believe that we have demonstrated the ability to make reasonable and reliable estimates of allowances for doubtful accounts based on significant historical experience.

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

ITEM 4T:  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, Mr. Arnold has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Annual Meeting of Shareholders of the Company was held on May 13, 2009.

1.  At the Annual Meeting, the following directors were elected to serve for the ensuing year and until their successors are elected:

For

Against

Abstain

Gordon R. Arnold

9,844,767

0

0

C. Richard Kramlich

9,844,667

0

100

Jay T. Last

9,844,667

0

100

Robert C. Marshall

9,844,667

0

100

2.  At the Annual Meeting, the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as the Company's independent public accountants for the fiscal year ended December 31, 2009 was ratified by the following votes:

For

Against

Abstain

9,857,067

0

0

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

August 13, 2009

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