Form 10-Q
period 2009-09-30
SIERRA MONITOR CORP /CA/
filed 2009-11-13
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[X]

 Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

or

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

Yes [  ]   No [X]

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, was 11,438,212, as of November 12, 2009.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS SIERRA MONITOR CORPORATION Condensed Balance Sheets

Assets	September 30, 2009 (unaudited)	December 31, 2008
Current assets:
Cash	$1,764,026	$1,338,647
Trade receivables, less allowance for doubtful accounts of
approximately $82,000 in 2009 and $89,000 in 2008, respectively,	1,703,137	1,661,846
Inventories, net	1,852,116	1,968,006
Prepaid expenses	190,725	189,389
Income tax deposits	79,550	48,295
Deferred income taxes - current	297,442	299,421
Total current assets	5,886,996	5,505,604
Property and equipment, net	275,190	380,987
Other assets	170,916	185,015
Total assets	$6,333,102	$6,071,606
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$569,881	$521,823
Accrued compensation expenses	369,139	385,306
Other current liabilities	102,424	98,332
Income taxes payable	60,730	6,272
Total current liabilities	1,102,174	1,011,733
Deferred tax liability	42,498	42,498
Total liabilities	1,144,672	1,054,231

Commitments and contingencies Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,438,212 and 11,428,212 shares issued and outstanding, respectively	11,438	11,428
Additional paid-in capital	3,568,543	3,485,964
Retained earnings	1,608,449	1,519,983
Total shareholders' equity	5,188,430	5,017,375
Total liabilities and shareholders’ equity	$6,333,102	$6,071,606
See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$3,323,758	$3,831,832	$9,530,536	$10,435,056
Cost of goods sold	1,289,377	1,659,692	3,895,118	4,326,116
Gross profit	2,034,381	2,172,140	5,635,418	6,108,940
Operating expenses
Research and development	516,794	485,446	1,500,472	1,452,992
Selling and marketing	825,279	880,050	2,526,805	2,516,384
General and administrative	473,180	522,600	1,460,697	1,499,854
	1,815,253	1,888,096	5,487,974	5,469,230
Income from operations	219,128	284,044	147,444	639,710
Income tax provision	87,651	114,364	58,978	269,762
Net income	$131,477	$169,680	$88,466	369,948
Net income available to common shareholders per common share
Basic:	$0.01	$0.02	$0.01	$0.03
Diluted:	$0.01	$0.01	$0.01	$0.03
Weighted average number of common shares used in per share computations
Basic:	11,438,212	11,423,212	11,432,656	11,291,199
Diluted:	11,764,928	11,849,025	11,767,161	11,915,070
See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$88,466	$369,948
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	214,666	188,773
Provision for bad debt expense	23,081	(1,625)
Allowance for inventory obsolescence	(8,000)	-
Stock based compensation expense	76,589	80,574
Loss on disposal of assets	1,737	-
Changes in operating assets and liabilities:
Trade receivables	(64,372)	134,721
Inventories	123,890	32,281
Prepaid expenses and other current assets	(1,336)	(225)
Income tax deposit	(31,255)	(158,286)
Deferred income taxes	1,979	(2,558)
Accounts payable	48,058	220,338
Accrued compensation expenses	(16,167)	286,743
Income taxes payable	54,457	(80,726)
Other current liabilities	4,093	(22,406)
Net cash provided by operating activities	515,886	1,047,552
Cash flows from investing activities:
Property and equipment	(96,507)	(270,886)
Net cash used in investing activities	(96,507)	(270,886)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,000	6,550
Net cash provided by financing activities	6,000	6,550
Net increase in cash	425,379	783,216
Cash at beginning of period	1,338,647	675,108
Cash at end of period	$1,764,026	$1,458,324
Supplemental cash flow information
Cash paid for income taxes	$31,248	$101,000
Cash paid for interest	$-	$-
See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2009

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  Amounts related to disclosure of December 31, 2008 balances within these condensed financial statements were derived from the audited 2008 financial statements and notes thereto.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 26, 2009.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.  The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

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

Accounting Policies

a)

Revenue Recognition

The Company recognizes revenues when all of the following conditions exist:  a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectibility is reasonably assured.  By product and service type, revenues are recognized when the following specific conditions are met:

Gas Detection and Environment Control Products

Gas Detection and Environment Control products are sold as off-the-shelf products with prices fixed at the time of order. Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between us and our customer as to the specific nature and terms of the agreed-upon sale transaction.  Products are shipped and are considered delivered when (a) for FOB factory orders, they leave our shipping dock or (b) for FOB customer dock orders, upon confirmation of delivery.  The creditworthiness of customers is generally assessed prior to the Company accepting a customer’s first order. The Company purchases credit insurance through the Export-Import Bank of the United States to insure payment of small international orders that are released on open credit.  Larger international orders and customers who have developed a history of payment problems are generally required to prepay or pay through a letter-of-credit.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

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

b)

Significant Recent Accounting Pronouncements

Effective September 30, 2009, the Company adopted the FASB’s new Accounting Standard Codification (“ASC”) as a single source of authoritative accounting guidance under the Generally Accepted Accounting Principles Topic.  The ASC does not create new accounting and reporting guidance, rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure.  All guidance in the ASC carries an equal level of authority.  Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the ASC.  After the effective date of the ASC, all non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.  Adoption of the ASC also changed how the Company references GAAP in its financial statements.

Recent accounting pronouncements discussed in the notes to the Company’s December 31, 2008 audited financial statements, filed previously with the SEC on Form 10-K on March 26, 2009, that are required to be adopted during the year ending December 31, 2009, did not have or are not expected to have a significant impact on the Company’s 2009 financial statements, except for the following:

Effective June 30, 2009, the Company adopted new guidance to the Subsequent Events Topic of the FASB ASC.  The Subsequent Events Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Management is required to disclose the date through which subsequent events were evaluated as well as the date the financial statements were issued or available to be issued.  Adoption of this guidance did not have any impact on the Company’s condensed financial statements.   The Company evaluated subsequent events through November 12, 2009, the filing date of this quarterly report on Form 10-Q with the SEC.

c)

Employee Stock-Based Compensation

At September 30, 2009, the Company had one approved stock-based employee compensation plan, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that have not expired or otherwise terminated.

Under the 2006 Stock Plan, the Company initially reserved 500,000 shares of common stock for issuance. Stock options are granted under the 2006 Stock Plan at the fair market value of the Company's common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date. Prior to January 1, 2006, stock-based compensation cost related to stock options was not recognized in net income since the stock options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant.

Effective January 1, 2006, all share-based payments to employees are recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The modified prospective method of application requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments have been made to periods prior to January 1, 2006. Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, is recognized in the Company's financial statements over their remaining service period. The cost is based on the grant date fair value and compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

For the nine-month periods ended September 30, 2009 and 2008, general and administrative expenses had an increase of $76,589 and $80,574, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share. The Company did not modify the terms of any previously granted stock options during the nine-month periods ended September 30, 2009 and 2008.

Inventories

A summary of inventories at September 30, 2009 follows:

	September 30, 2009	December 31, 2008
Raw materials	$813,269	$809,507
Work-in-process	730,941	742,478
Material at vendor	214,179	290,557
Finished goods	202,900	234,637
Less: Allowance for obsolescence	(109,173)	(109,173)
	$1,852,116	$1,968,006

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

For the year-to-date period ended September 30, 2009, options to acquire 17,000 common shares were not considered dilutive potential common shares as their exercise prices were greater than the average market price of the Company’s common stock during that same period.

For the year-to-date period ended September 30, 2008, no options to acquire common shares were excluded from the diluted potential common shares as the average market price of the Company’s common stock was greater than all exercise prices during that same period.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2009 and 2008, respectively:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Basic EPS – weighted-average number of common shares outstanding	11,438,212	11,423,212	11,432,656	11,291,199
Effect of dilutive potential common shares – stock options outstanding	326,716	425,813	334,505	623,871
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,764,928	11,849,025	11,767,161	11,915,070

Comprehensive Income

The Company has no significant components of other comprehensive income and accordingly, comprehensive income is the same as net income for all periods presented.

Concentrations

One customer accounted for more than 10% of accounts receivable at September 30, 2009 and no customers accounted for more than 10% of accounts receivable at December 31, 2008.  No customers contributed more than 10% of sales for each of the three and nine-month periods ended September 30, 2009.  One customer, a division of Sinopec, China, contributed approximately 19% of net sales for the three-month period ended September 30, 2008.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $1,515,000 and $1,090,000 were in excess of such insured amounts at September 30, 2009 and December 31, 2008, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Gas detection devices	$1,531,507	$2,206,012	$4,800,952	$5,585,220
Environment controllers	236,540	311,489	574,604	782,046
FieldServers	1,555,712	1,314,331	4,154,980	4,067,790
	$3,323,758	$3,831,832	$9,530,536	$10,435,056

Line-of-Credit

In August 2009, the Company extended the term of its $1,000,000 line of credit with a commercial bank until September 2010 under substantially the same terms.  No borrowings have been made under the Company’s line of credit during the first nine months of fiscal year 2009 and there were no outstanding balances at September 30, 2009 and December 31, 2008.  As of September 30, 2009, the Company was in compliance with covenants required by the line of credit.

Stock Option Grants

No stock options were granted during the three and nine-month periods ended September 30, 2009.  During the nine-month period ended September 30, 2008, a total of 14,000 stock options were granted under the Company’s 2006 Stock Plan with an exercise price of $1.50 per share.  Stock options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.  Such stock options had a per-share grant date fair value of $1.48, as calculated by the Black-Scholes option pricing model using the following assumptions: expected life of 8 years; estimated volatility of 177%; risk-free interest rate of 2.8%; and no expected dividends.  Stock-based compensation expense related to these 14,000 stock options was immaterial for the nine months ended September 30, 2008 and is included in the previously disclosed amount of employee stock-based compensation.

Stock Option Exercise and Expiration

In the nine-month period ended September 30, 2009, stock options to purchase an aggregate of 10,000 shares of the Company’s common stock were exercised by employees resulting in cash proceeds to the Company of $6,000.    During the same period, stock options to purchase an aggregate of 3,000 shares of the Company’s common stock expired.

In the nine-month period ended September 30, 2008, stock options to purchase an aggregate of 10,000 shares of the Company’s common stock were exercised by employees resulting in cash proceeds to the Company of $6,550.  In addition, a total of 263,020 shares of common stock were issued as a result of employee net exercises of stock options.  During the same period, stock options to purchase an aggregate of 27,750 shares of the Company’s common stock expired.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements.  Such forward-looking statements include any expectations of operating and non-operating expense, including research and development expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to the Company’s positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance.  These statements are subject to various risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors indentified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC and elsewhere.  We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results.  We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three-month period ended September 30, 2009, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $3,323,758 compared to $3,831,832 for the three-month period ended September 30, 2008.  For the nine-month period ended September 30, 2009, net sales were $9,530,536 compared with $10,435,056 in the prior year nine-month period.  The sales results for the three and nine-month periods ended September 30, 2009 represent decreases of 13% and 9%, respectively, compared to the same periods in 2008.

For the three-month period ended September 30, 2009, sales of our gas detection products were approximately $1,532,000 compared to $2,206,000 in the three-month period ended September 30, 2008.  For the nine-month period ended September 30, 2009, our gas detection product sales were approximately $4,801,000 compared to $5,585,000 in the same period in 2008.  These results represent a 31% year-over-year decrease in the third quarter and a 14% year-over-year decrease in the year-to-date period.  During the third quarter of 2008, we shipped a single large order of approximately $700,000 to a division of Sinopec, China.  The reduction in sales of gas detection systems in both the third quarter and year to date periods of 2009, compared to the same periods in 2008, is primarily due to the fact that there was no equivalent order sold in the third quarter of 2009.

Sales of Environment Controllers to the telecommunications industry in the three-month period ended September 30, 2009 were approximately $237,000 compared to $311,000 in the three-month period ended September 30, 2008.  In the nine-month period ended September 30, 2009, sales of Environment Controllers were approximately $575,000 compared to $782,000 in the same period in 2008.  During 2008, we sold equipment and services to a project to upgrade and expand a monitoring system for a major cable communications company.  The reduction in sales of Environment Controllers in both the third quarter and year to date periods of 2009, compared to the same periods in 2008, is in part due to the fact that there was no equivalent project sold during the first nine months of 2009.  In addition, sales of spare parts and upgrades for our existing customers were lower in 2009 as maintenance budgets and personnel have been reduced in the major US telecommunications companies.

In the three-month period ended September 30, 2009, sales of FieldServer products were approximately $1,556,000, compared to $1,314,000 in the same period in 2008. In the nine-month period ended September 30, 2009, sales of our FieldServer products were approximately $4,155,000, compared to $4,068,000 in sales reported in the same period in 2008. These results represent an 18% year-over-year increase in the third quarter and a 2% year-over-year increase in the year-to-date period.

 FieldServer sales include box products generally sold to building automation integrators and electronic modules sold directly to original equipment manufacturers (“OEM”).  Sales of box products have been generally lower in 2009 compared with 2008 due to weakness in the U.S. building automation market. Sales of OEM modules increased approximately 90% in the three-month period ended September 30, 2009 as compared to the same period in 2008, and 24% on a year-to-date basis in 2009 compared to the prior year period.  The higher level of OEM sales in each of the three and nine-month periods ended September 30, 2009 reflect, in part, the launch of a program to supply modules to a major U.S. manufacturer of controls for mid to large size air-conditioning systems.  Box product sales include shipment in the third quarter of 2009 of an order valued at more than $275,000 for the KAUST University in Saudi Arabia.

Gross profit of $2,034,381 for the three-month period ended September 30, 2009 was 61% of sales compared to $2,172,140, or 57% of sales, in the same period in the previous year.  Gross profit for the nine-month period ended September 30, 2009 was $5,635,418, or 59% of sales, compared to $6,108,940, or 59% of sales, in the same period in the previous year.  In the third quarter of 2009, the gross margin was lower than historical levels as a result of the low profit margin on the large sale of gas detection products to a division of Sinopec, China discussed above.  Margins in the third quarter and year to date periods in 2009 are approximately at our target levels.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $516,794, or 16% of sales, for the three-month period ended September 30, 2009 compared to $485,446, or 13% of sales, in the comparable period in 2008.  In the nine-month periods ended September 30, 2009 and September 30, 2008, research and development expenses were $1,500,472, or 16% of sales, and $1,452,992, or 14% of sales, respectively.  We have continued our investment in new product development including a new central controller for gas detection systems to be introduced in the first quarter of 2010 and several new FieldServer and ProtoCessor products.  The increase in research and development expenses is due, primarily to the cost of projects related to the new product development.  We currently plan to continue the higher level of research and development activity to capitalize on identified opportunities.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $825,279, or 25% of sales for the three-month period ended September 30, 2009, compared to $880,050, or 23%, in the comparable period in the prior year.  For the nine-month periods ended September 30, 2009 and 2008, selling and marketing expenses were $2,526,805, or 27% of sales, and $2,516,384, or 24% of sales, respectively.  In both the three and nine-month periods ended September 30, 2009, increased salary and benefit expenses due to an increase in the number of sales professionals were offset by lower commissions to representatives and lower marketing expenses.  The lower expenses were also partially offset by a one time employee relocation expense incurred in the third quarter of 2009.  Additionally, we have reduced our advertising and trade show participation and continued a transition toward increased Internet advertising.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses and fees for professional services, were $473,180 or 14% of sales, for the three-month period ended September 30, 2009 compared to $522,600 or 14% of sales, in the three-month period ended September 30, 2008.  For the nine-month periods ended September 30, 2009 and 2008, general and administrative expenses were $1,460,697, or 15% of sales, and $1,499,854, or 14% of sales, respectively.  The lower general and administrative expenses in both the three and nine-month periods ended September 30, 2009, compared to the same period in the prior year, are the result of a combination of lower variable salary expense, lower professional fees and lower investor relations expenses.

In the three-month period ended September 30, 2009, our income from operations was $219,128 representing a decrease of $64,916 compared to the three-month period ended September 30, 2008.  In the nine-month period ended September 30, 2009, our income from operations was $147,444 representing a decrease of $492,266 compared to the nine-month period ended September 30, 2008.  The decrease in operating income in both the three and nine-month periods ended September 30, 2009 is due, primarily, to the lower sales levels in both periods.  During difficult market conditions in the first nine months of 2009, we maintained our factory capacity levels, increased the number of sales professionals and continued engineering activities.  We believe that our actions position the Company to be able to support current and near term levels of business.

After interest and tax expenses, our net income for the three-month period ended September 30, 2009 was $131,477 compared to $169,680 in the same period of 2008.  For the nine-month period ended September 30, 2009 our net income was $88,466 compared to $369,948 in the same period of 2008.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, net cash provided by operating activities was approximately $516,000 compared to approximately $1,048,000 provided by operating activities for the same period in 2008.  Working capital was approximately $4,785,000 at September 30, 2009, an increase of approximately $291,000 from December 31, 2008. At September 30, 2009, our balance sheet reflected approximately $1,764,000 of cash and $1,703,000 of net trade receivables. At December 31, 2008, our total cash on hand was approximately $1,339,000 and our net trade receivables were $1,662,000. Cash improved as a result of a net reduction in depreciation and capital expenditures of $120,000 and lower inventory levels of $124,000 for the year-to-date period.

At September 30, 2009, we had no long term liabilities. We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At September 30, 2009, the Company was in compliance with the financial covenants and there were no borrowings on this line of credit during the nine-month period ended September 30, 2009.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least September 30, 2010. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

a)

Revenue Recognition

The Company recognizes revenues when all of the following conditions exist:  a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectibility is reasonably assured.  By product and service type, revenues are recognized when the following specific conditions are met:

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control Products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServer products, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

FieldServer Services

FieldServer services consist of orders for custom development of protocol drivers.  Generally customers place orders for FieldServer products concurrently with their order for protocol drivers.  However if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in FieldServer Products above, but due to the non-recurring engineering aspect of the customized driver development, the Company is more likely to have a written evidence trail of a quotation and a hard copy order.  The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program.  When development of the driver is complete the customer is notified and can proceed with a FieldServer product (see FieldServer Products above).  Revenues for driver development are billed and recognized upon shipment or delivery of the related product that includes the developed protocol drivers (as noted in FieldServer Products above). Collectibility is reasonably assured as described in FieldServer Products above.

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

Fair Value Measurement

The Company’s financial instruments include cash, accounts receivable, prepaid expenses, security deposits, accounts payable and accrued expenses.  Management believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing interest rates and the short-term maturities of such financial instruments.

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis, and during the nine months ended September 30, 2009 and the year ended December 31, 2008, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, Mr. Arnold has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

3.2(2)

Bylaws of the Registrant.

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

November 12, 2009

By:

/s/ Gordon R. Arnold

Gordon R. Arnold

President

Chief Executive Officer

Chief Financial Officer

Index to Exhibits

Exhibit

Number

Description

3.1(1)

Articles of Incorporation of the Registrant.

3.2(2)

Bylaws of the Registrant.

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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