Form 10-K
period 2009-12-31
SIERRA MONITOR CORP /CA/
filed 2010-03-25
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009.
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
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

☐ Yes ☒ No

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

☐ Yes ☒ No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
         ☐ Large accelerated filer      ☐ Accelerated filer
         ☐ Non-accelerated filer        ☒ Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $7,109,838 based upon the last reported sale price of $1.95 per share on the Over the Counter Bulletin Board, which occurred on June 26, 2009.  For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933.  This determination is not necessarily conclusive.

The number of shares of the Registrant's common stock outstanding as of March 25, 2010 was 11,438,212.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 8, and information required under Items 9, 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2010.

FORM 10-K

SIERRA MONITOR CORPORATION

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms.  We have based these forward-looking statements on our current expectations and projections about future events.  Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report.  Forward-looking statements in this report include, among others, statements regarding the sufficiency of cash and accounts receivable, effect of inflation on our results of operations and critical accounting policies.  Our future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting our industry, lack of growth in our end-markets and our ability to develop, manufacture, and sell both new and existing products at a profitable yet competitive price.  All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Products

Our hardware platforms include original equipment modules for installation in customer devices and controllers, gateway boxes generally used by integrators for machine to machine (“M2M”) protocol translation and multi-component safety systems generally focused on gas and fire detection.

By providing an intelligent interface, our products enable various machines, devices, systems and people to reliably communicate useful information for the measurement and control of various environments including buildings, plants and factories.  By delivering the data on multiple communication levels, including internet, Ethernet, LONworks, Profibus and others, our products make it possible for data to be accessed at more appropriate levels, such as network operations centers, control rooms or remote locations.

M2M protocol translation devices, known as communications bridges, are sold under our trade names “FieldServer” and “ProtoCessor” to equipment manufacturers and systems integrators, principally in the building automation industry where we believe the market drivers are cleantech and energy savings initiatives.    Many industrial instruments, such as detection systems, controllers and automation systems, communicate in disparate, non-standard protocols.  Communications bridges provide a means for transferring data between devices using non-standard protocols through a sophisticated data exchange software program.  Data can be transmitted to other industrial applications over various wiring platforms including Ethernet.  In 2009, combined revenue from sales of our FieldServer and ProtoCessor products was approximately 45% of our sales compared to approximately 40% in 2008 and 37% in 2007.

Intelligent gas detection safety systems that we manufacture are sold for a variety of safety applications ranging from oil and gas processing and chemical plants to wastewater treatment, alternate fuel vehicle programs and other users or producers of hazardous gases.  These systems utilize features such as recorded event information, graphical displays on central computers and web server displays to allow users to identify hazards and problems before they evolve into incidents which, could cause production delays and may prompt evacuation of personnel and potentially even cause property damage and physical injury.  Through our FieldServer products, detection data can be presented on computers through a web server function for viewing over the internet or by localized web browsers. The motivation for installation of gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health Administration, state and local governing bodies, insurance companies and various industry rule-making bodies. In the three fiscal years 2009, 2008 and 2007, revenue from gas detection products was approximately 49%, 52%, and 56% of our sales, respectively.

We also supply microprocessor-based environment control products to the telecommunications industry.  The control products are used to monitor temperature, gas, smoke and other environmental and security conditions in remote structures such as DSL distribution nodes, fiber optic booster stations and cell-tower site buildings.  Environment controllers integrate various functions which would otherwise require discrete controls and alarm handling.  Revenue from all products sold to the telecommunications industry was approximately 6% of our sales in 2009, compared to 8% in 2008 and 7% in 2007.

Research and Development

We maintain research and development programs to enhance existing products and to develop new products.  Our research and development expenses, which include costs for sustaining engineering, were $1,967,009 or 15% of sales in 2009, compared to $1,907,310 or 14% of sales in 2008 and $2,088,896 or 16% of sales in 2007.

Sales and Distribution

Our products are sold through a network of independent sales representatives supervised by regional managers.  There are currently 34 authorized representative companies in the United States.  The majority of our representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products.  Our internal sales organization includes a corporate sales manager, eight regional sales managers, an outside salesperson and various inside support personnel.  In addition to our primary factory and office facility in Milpitas, California and a technical support office located in Fort Myers, Florida, we have separate domestic sales offices in California, Connecticut, Massachusetts, Michigan, New Jersey, Texas and Wisconsin.  We support international sales from offices in California, Texas and Dubai, UAE.

Products manufactured by us are marketed and sold primarily to oil and gas drilling, refining and pipeline companies, chemical plants, waste-water treatment plants, telecommunications companies, parking garages, landfill rehabilitation projects and building automation projects.  We consider that we operate in one business segment.  Substantially all of the revenues reported in Part II, Item 7 of this Annual Report on Form 10-K are attributable to sales to that single segment.  See “Note 10: Segment Reporting” to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2009, we had a total of 53 employees, all of whom were employed on a full-time basis, of whom 6 were in research and development; 19 were in marketing, sales and service; 5 were in general administration; and 23 were in operations and manufacturing.  At that date, 43 of our employees were located in Milpitas, California, and the remaining employees were located in regional sales and technical support offices.

Seasonality and Customers

The demand for monitoring devices and other products we manufacture is typically not seasonal and during 2009 and 2008 there were no customers to whom sales exceeded 10% of our net sales.   Factors affecting specific industries, such as telecommunications, building automation or petro-chemical processing, could affect our sales within any of those industries.  Those factors may include, but are not limited to, a general economic downturn, labor problems, and rapid shifts in technology or introduction of competing products at lower prices.

Backlog

The commercial order backlog for our products at December 31, 2009 was approximately $1,760,000, compared to approximately $2,400,000 at December 31, 2008.  The backlog includes orders for which we have not yet received engineering release from the customer.  Since we generally ship many of our products within the same quarter that we receive a purchase order and engineering release from the customer, we believe that our backlog at any particular time is generally not indicative of the level of future sales.

Competition

The markets in which we participate are highly competitive and generally price sensitive.  Most of our competitors have far greater financial, marketing and manufacturing resources than us by virtue of their relationships with larger companies as divisions or subsidiaries of such companies.  The principal competitive factors in our industry are reliability, ease of use, product support and price.  Our gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Safety Inc., General Monitors Inc., Mine Safety Appliance Company and Honeywell Life Safety and others.  Our FieldServer and ProtoCessor products compete with products or alternate methods and technologies offered by, among others, HMS, Control Solutions Inc., Loytec Electronics, Prosoft Technology, Automated Logic, Cimetrics, Kalki Communications Technologies, Honeywell Tritium and TAC Schneider Electric.  Most of our competitors offer broad product lines including items that do not compete with our products.

Manufacturing and Suppliers

We purchase materials and components for use in manufacturing our products.  The majority of the materials and components used in our products are standard items which can be purchased from multiple distributors or fabricated by multiple custom fabrication vendors.  Components which are generally purchased from sole sources are those which require a specific consistent quality such as gas sensors.  Our principal suppliers of gas sensors are Alpha Sense, City Technology and E2V Technologies.  Principal suppliers of major components of our ProtoCessor products include Digi International and Echelon Corporation.  We anticipate that the majority of components and materials used in products to be developed by us will be readily available. However, there is no assurance that the current availability of these materials will continue in the future, or if available, will be procurable at favorable prices.

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

Current Economic Conditions:  Continuing turbulent economic conditions in the U.S. and worldwide increase the challenges and the financial risks facing us.  These risks include potential postponement of spending by industrial customers in response to tighter credit, negative financial news and/or declines in income or asset values.  There may be a number of follow-on effects from the credit crisis including insolvency of key suppliers resulting in product delays; inability of customers, including commercial contractors, to obtain credit to finance projects requiring our products and customer insolvencies.  These risks could have a material negative effect on the demand for our products and services.

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

Item 2.        Properties.

Our principal executive, administrative, manufacturing and engineering operations have been located in a 15,000 square foot leased facility in Milpitas, California under a lease scheduled to expire on April 30, 2012.  Subsequent to December 31, 2009 the lease was amended to extend the expiration date to March 31, 2016 and to add an additional 12,500 square feet in an adjacent building.  In conjunction with the lease amendment we intend to discontinue the lease of an 1,800 square foot warehouse in Milpitas.  We also lease a small technical support office in Fort Myers, Florida and have sales offices near Los Angeles, California; Bridgeport, Connecticut; Boston, Massachusetts; Detroit, Michigan; Cherry Hill, New Jersey; Dallas, Texas; and Houston, Texas.  Management considers that our current facilities are in good operating condition, are adequate for the present level of operations, are adequately covered by insurance and that additional office and factory space is available in the immediate vicinity, if required.

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

Item 4. Reserved

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

(a)  Market Information.  Our common stock is quoted on the OTC Bulletin Board under the symbol "SRMC.OB."  There is not an active market for our common stock and there is only infrequent trading in limited volume.  The high and low closing sales price, as reported by the OTC Bulletin Board system, of our common stock during each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices	High	Low
Quarter ended December 31, 2009	$1.90	$1.65
Quarter ended September 30, 2009	$2.00	$1.65
Quarter ended June 30, 2009	$2.15	$1.90
Quarter ended March 31, 2009	$2.00	$1.65

Quarter ended December 31, 2008	$2.95	$1.75
Quarter ended September 30, 2008	$3.05	$1.35
Quarter ended June 30, 2008	$1.75	$1.35
Quarter ended March 31, 2008	$1.75	$1.40

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b)  Holders.  As of March 24, 2010, there were approximately 166 holders of record of our common stock and the closing price of our common stock was $1.70.  This figure does not include beneficial holders or common stock held in street name, as we cannot accurately estimate the number of these beneficial holders.

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

Stock Option Plan

During 2006, our 1996 Stock Option Plan expired. Subsequently, the shareholders adopted the 2006 Stock Plan. We have reserved 551,521 shares of common stock for issuance under the 2006 Stock Plan. Options are granted under the 2006 Stock Plan at the fair market value of our common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Fiscal 2009 vs. Fiscal 2008

For the fiscal year ended December 31, 2009, our net sales were $12,732,014, compared to net sales of $13,749,797 in the prior fiscal year ended December 31, 2008.  Net sales decreased approximately 7% in 2009 compared to the prior year.  Our income from operations before income taxes was $412,324 in 2009, compared to operating income before interest expense and income taxes of $875,848 in 2008.  Net income in 2009 was $211,559, or $0.02 per share, compared to net income of $485,706, or $0.04 per share, in 2008.

Our sales of gas detection products, including industrial accounts and military sales, decreased by approximately 12% in 2009 compared to 2008.  Military sales, which are influenced by Navy purchasing cycles for both spare parts and new ship activity, decreased by approximately 21% in 2009 compared to 2008.   Industrial sales of gas detection products decreased by approximately 10% in 2009 compared to 2008.  The overall decrease is due, primarily to the generally weak domestic economy.  Our gas detection product sales efforts are targeted at industrial and municipal construction or retrofit projects.  Identified projects were generally delayed throughout the year resulting in lower booking and shipments for the product line.

Sales of environment controller products, which are used by telecommunications companies, decreased by approximately 25% in 2009.  Most of the current sales of environment controller products are for spare parts and legacy programs due to the continued lack of new infrastructure spending by the telephone carriers.

Sales of our FieldServer communications bridge products increased approximately 2% in 2009 compared to 2008.  Our FieldServer products include box products and Original Equipment Manufacturer (OEM) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators.  While our international sales were bolstered by significant project wins, lower domestic construction activity and delayed projects led to an overall 13% year-over-year decrease in box product sales of our FieldServer products.  OEM modules sold under the trade name ProtoCessors are small electronic assemblies that deliver our software functionality to equipment manufacturers.  ProtoCessor shipments increased approximately 50% in 2009 compared to 2008.  ProtoCessor sales depend upon the adoption into equipment manufacturer’s designs for a range of products from lighting controls to roof top air conditioners, variable frequency drives and others.  In 2009 we benefitted by the completion of customer testing, documentation and approval cycles which led to increasing levels of shipments to original equipment manufacturers.

Gross profit as a percent of sales was approximately 60% in 2009 and 59% in 2008.  Our gross margins, which vary by product mix and channel of distribution, have historically remained at this level.  We did not experience any significant increases in material costs due to the weak economy and the resulting general lack of normal demand levels for fabricated materials and electronic components.  Our labor costs also remained flat during the year.

 Research and development expenses, which include new product development and support for existing products, were $1,967,009, or 15% of net sales, in the fiscal year ended December 31, 2009, compared to $1,907,310, or 14% of net sales, in the fiscal year ended December 31, 2008.  We maintained our historical level of spending for engineering projects in an effort to continue to produce new products and product enhancements.

Selling and marketing expenses were $3,309,143, or 26% of net sales, in 2009, compared to $3,317,853, or 24% of net sales, in the prior year.  Increases in salary and employees costs due to the full year impact of adding two regional sales managers were offset by lower commission expenses paid to independent sales representatives.  Commissions are paid to sales representatives for sale of gas detection products in the domestic market.  The lower sales in that sector resulted in lower commission expenses. We also reduced advertising, brochure and tradeshow expenses due to the weaker sales levels.

General and administrative expenses, which include salaries and benefits, professional fees, and product and general liability insurance, were $1,934,609, or 15% of net sales, in 2009, compared to $2,050,771, or 15% of net sales, in 2008.  The decrease in general and administrative expenses is, in part, due to lower professional expenses, including legal fees, investor relations and information technology support.

Our financial results reflect a revenue decrease of $1,017,783 and a decrease in operating income of $462,575.  As a result of our continued profitable operations, all of our current deferred income tax benefits have been utilized.  We are currently expensing income taxes at the maximum corporate rate.

Liquidity and Capital Resources

Our working capital at December 31, 2009 was $4,946,765, compared to working capital of $4,493,870 at December 31, 2008.  There were no significant equity or long-term debt transactions in 2009.

Inventories on hand at December 31, 2009 were $1,892,313, a decrease of $75,693 compared to the end of the prior year.  At December 31, 2009, our balance sheet reflected $2,203,018 of cash and $1,354,775 of net trade receivables. At December 31, 2008, our total cash on hand was $1,338,647 and our net trade receivables were $1,661,846. Income taxes paid totaled approximately $106,248 at December 31, 2009 compared with $691,120 at December 31, 2008.

At December 31, 2009 and 2008, we had no long term liabilities.

We maintain a $1,000,000 line of credit with our commercial bank, secured by certain assets of ours.  The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test.  At December 31, 2009, we were in compliance with the financial covenants and there were no borrowings on the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least January 1, 2011.  There are no current plans for significant capital equipment expenditures.

Inflation

We believe that inflation will not have a material effect on our results of operations.

The current economic recession could adversely impact our business in 2010. While order rates have remained generally steady, we have taken steps to be prepared to identify and respond to future adverse conditions. We remain focused on managing production and inventory levels and are adjusting them proactively as incoming order rates change. In addition, during 2009, we adjusted sales strategies to increase focus on larger international project opportunities due to the relative strength of Middle East and other markets.

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

Revenue Recognition

We recognize revenues when all of the following conditions exist:  a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) our price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectibility is reasonably assured.  By product and service type, revenues are recognized when the following specific conditions are met:

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

FieldServer Products
FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see “FieldServer Services” below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  We do not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting because we do not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization and therefore we recognize revenues upon the shipment or delivery of products (depending on shipping terms), as described in “Gas Detection and Environment Control Products” above.

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

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management’s knowledge.  We believe that we have demonstrated the ability to make reasonable and reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience.  Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in our International Organization for Standardization (ISO) quality program and data generated from that program forms a basis for the reserve management.

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

At December 31, 2009, we determined that, based on the profitable results and full utilization of the available deferred tax benefits, no valuation allowance against the remaining accrued tax benefit is required.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, including the notes thereto, together with the report thereon of Squar, Milner, Peterson, Miranda & Williamson, LLP, independent registered public accounting firm, attached to this Annual Report on Form 10-K as a separate section beginning on Page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with Squar, Milner, Peterson, Miranda & Williamson, LLP of the type required to be reported under this Item 9 since the date of their engagement.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees.  Based upon that evaluation, Mr. Arnold concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect  all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework.  No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financing reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2009 that were not disclosed.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2009, based upon information furnished by such persons:

Name	Principal Occupation or Employment	Age	Director or Officer Since

Gordon R. Arnold	Director of the Company;	64	1984
	President, Chief Executive Officer, Chief Financial Officer
	and Secretary

Michael C. Farr	Vice President of Operations	52	1986

C. Richard Kramlich	Director of the Company	74	1980

Jay T. Last	Director of the Company	80	1977

Robert C. Marshall	Director of the Company	78	1998

All officers of the Company serve at the discretion of the Board of Directors.

Gordon R. Arnold joined Sierra Monitor Corporation, a California corporation (“Old Sierra”) in December 1979 as Operations Manager and Vice President.  He became President in 1984 and Chief Executive Officer in 1985.  In September 1989, Old Sierra merged into UMF Systems, Inc., a California corporation (“UMF”), and UMF changed its name to “Sierra Monitor Corporation.”  Mr. Arnold has served as the Company’s President, Chief Executive Officer and Chief Financial Officer since the merger and as the Company’s Secretary since February 1993.  Mr. Arnold was also a director of Old Sierra from 1984 until the merger with UMF. Mr. Arnold’s specific qualifications and experience to hold his appointed position include his business management education, his thirty years of direct industry experience and over twenty five years of full time employment as CEO of the Company.

Michael C. Farr joined Old Sierra in December 1983 as its Operations Manager.  He became Vice President, Operations in May 1986.  Since the merger, Mr. Farr has served as Vice President, Operations of the Company. Mr. Farr’s specific qualifications and experience to hold his appointed position include his twenty nine years of operations experience in the electronics industry including seventeen years in his present position.

C. Richard Kramlich has been a Director of the Company since 1980.  Mr. Kramlich, who has more than thirty five years of venture capital experience, is a general partner and co-founder of New Enterprise Associates, a venture capital firm.  Mr. Kramlich’s present board memberships include, asterPix, Inc., China Health System Ltd., Financial Engines, Inc, KOR Electronics, MaxiScale, Inc., Movius Interactive Corporation, SVB Financial Group, SmartDrive Systems, Inc., Tabula, Inc., TriAlpha Energy, Inc., Visual Edge Technologies, Inc., Xoom Corporation and Zhone Technologies.  Mr. Kramlich received a Masters in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University. Mr. Kramlich’s specific qualifications and experience to hold his appointed position include his thirty years as managing general partner of a highly successful venture capital company, his membership on numerous boards of private and public companies and his thirty years participation on the board of Sierra Monitor Corporation.

Jay T. Last has been a Director of the Company since 1977.  Mr. Last, who was one of the founders of the first semiconductor manufacturing company, is a retired technologist and business investor.  Mr. Last received a Ph.D. in Physics from Massachusetts Institute of Technology. Mr. Last’s specific qualifications and experience to hold his appointed position include his participation in the founding of the first semiconductor manufacturing company, his involvement in the management and rapid expansion of a major public industrial conglomerate and his twenty one year  participation on the board of Sierra Monitor Corporation.

Robert C. Marshall has been a Director of the Company since 1998.  Since 1997, Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm.  Mr. Marshall currently serves on the board of Active Semiconductor, Bay Microsystems Inc., and Triformix Inc.  Mr. Marshall received a Bachelors degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University. Mr. Marshall’s specific qualifications and experience to hold his appointed position include his participation in the founding of the first redundant computer manufacturing company, his founding of a highly successful venture capital company, his involvement in the management and turn-around of various electronic companies and his twelve year participation on the board of Sierra Monitor Corporation.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, during the past ten years, event specified in Item 401(f) of Regulation S-K occurred with respect to a present or former director or executive officer of the Company.

With respect to the other information required by this Item 9, the sections entitled “Election of Directors - Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2010 are incorporated by reference herein.

Item 11.	Executive Compensation.

The information required by this Item 10 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2010 under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

i.	All compensation plans previously approved by security holders; and

ii.	All compensation plans not previously approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	793,000	$1.12	285,320
Equity compensation plans not approved by security holders	-	-	-
Total	793,000	$1.12	285,320

The other information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2010 under the section entitled “Security Ownership of Certain Beneficial Owners and Management.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2010 under the section entitled “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services.

The section entitled “Principal Accountant Fees and Services” in our Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2010 is incorporated by reference herein.

Item 15.	Exhibits and Financial Statement Schedule.

Financial Statements.

See Item 8 of this Annual Report on Form 10-K.

Schedules.

Not applicable.

Index to Exhibits

Exhibit Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3(6)	Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.
10.4 (7)	Compensatory Arrangements of Certain Officers.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION

(Registrant)

By:	/s/ Gordon R. Arnold
Gordon R. Arnold
Chief Executive Officer
Dated: March 25, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title		Signature

March 25, 2010	Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive, Financial
	and Accounting Officer)	By	/s/ Gordon R. Arnold
Gordon R. Arnold

March 25, 2010	Director	By	/s/ C. Richard Kramlich
C. Richard Kramlich

March 25, 2010	Director	By	/s/ Jay T. Last
Jay T. Last

March 25, 2010	Director	By	/s/ Robert C. Marshall
Robert C. Marshall

SIERRA MONITOR CORPORATION

Financial Statements

SIERRA MONITOR CORPORATION

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Sierra Monitor Corporation

We have audited the accompanying balance sheets of Sierra Monitor Corporation (the “Company”) as of December 31, 2009 and 2008, and the related statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California

March 25, 2010

SIERRA MONITOR CORPORATION

Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash	$2,203,018	$1,338,647
Trade receivables, less allowance for doubtful accounts of approximately $70,000 in 2009 and $89,000 in 2008, respectively	1,354,775	1,661,846
Inventories, net	1,892,313	1,968,006
Prepaid expenses	240,204	189,389
Income tax deposit	-	48,295
Deferred tax assets	259,855	299,421
Total current assets	5,950,165	5,505,604

Property and equipment, net	238,377	380,987
Other assets	167,615	185,015

Total assets	$6,356,157	$6,071,606

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$523,763	$521,823
Accrued compensation expenses	372,035	385,306
Income taxes payable	34,251	6,272
Other current liabilities	73,351	98,332
Total current liabilities	1,003,400	1,011,733

Deferred tax liability	14,575	42,498
Total liabilities	1,017,975	1,054,231

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized;
11,438,212 and 11,428,212 shares issued and outstanding, respectively	11,438	11,428
Additional paid-in capital	3,595,202	3,485,964
Retained earnings	1,731,542	1,519,983
Total shareholders’ equity	5,338,182	5,017,375

Total liabilities and shareholders’ equity	$6,356,157	$6,071,606

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Income

For the Years Ended December 31, 2009 and 2008

	2009	2008

Net sales	$12,732,014	$13,749,797

Cost of goods sold	5,108,929	5,598,015

Gross profit	7,623,085	8,151,782

Operating expenses:

Research and development	1,967,009	1,907,310

Selling and marketing	3,309,143	3,317,853

General and administrative	1,934,609	2,050,771

	7,210,761	7,275,934

Income from operations	412,324	875,848

Interest income	949	-

Income before provision for income tax	413,273	875,848

Income tax expense	201,714	390,142

Net income	$211,559	$485,706

Net income attributable to common shareholders per common share

Basic	$0.02	$0.04

Diluted	$0.02	$0.04

Weighted-average number of shares used in per share computations:

Basic	11,434,045	11,325,452

Diluted	11,765,541	11,794,484

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2009 and 2008

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2007	11,155,192	$11,155	$3,373,202	$1,034,277	$4,418,634
Stock options exercised	273,020	273	6,277	–	6,550
Stock option compensation	–	–	106,485	–	106,485
Net income	–	–	–	485,706	485,706
Balance as of December 31, 2008	11,428,212	$11,428	$3,485,964	$1,519,983	$5,017,375
Stock options exercised	10,000	10	5,990	–	6,000
Stock option compensation	–	–	103,248	–	103,248
Net income	–	–	–	211,559	211,559
Balance as of December 31, 2009	11,438,212	$11,438	$3,595,202	$1,731,542	$5,338,182

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income	$211,559	$485,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	222,967	211,694
Amortization	59,665	50,108
Deferred income taxes	39,566	(15,236)
Provision for bad debt expense	30,880	41,739
Provision for inventory losses	(8,000)	8,000
Stock-based compensation expense	103,248	106,485
Changes in operating assets and liabilities:
Trade receivables	276,191	332,465
Inventories	83,693	74,389
Prepaid expenses	(50,815)	(56,517)
Income tax deposit	48,295	(48,295)
Other assets	-	225
Accounts payable	1,939	(68,930)
Accrued compensation expenses	(13,271)	63,375
Income taxes payable	27,978	(291,156)
Deferred tax liability	(27,923)	42,498
Other current liabilities	(24,981)	7,704
Net cash provided by operating activities	980,991	944,254

Cash flows from investing activities:
Purchases of property and equipment	(122,620)	(287,265)
Net cash used in investing activities	(122,620)	(287,265)

Cash flows from financing activities:
Proceeds from exercise of options	6,000	6,550
Net cash provided by financing activities	6,000	6,550

Net increase in cash	864,371	663,539

Cash – beginning of year	1,338,647	675,108
Cash – end of year	$2,203,018	$1,338,647

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$106,248	$691,120

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2009 and 2008

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

Concentrations

We currently maintain substantially all of our day to day operating cash with a major financial institution.  At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $1,953,000 and $1,089,000 were in excess of such insured amounts at December 31, 2009 and 2008, respectively.

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

One customer accounted for more than 10% of accounts receivable at December 31, 2009 and no customers accounted for more than 10% of accounts receivable at December 31, 2008.  No customers accounted for more than 10% of sales for either of the years ended December 31, 2009 and 2008.

Accounts Receivable

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge.  We believe that we have demonstrated reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience.  Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company’s ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve management.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  Cost is determined on a standard cost basis that approximates the first-in, first-out method.  Market is determined by comparison with recent sales or net realizable value.

Such net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years.  The industry in which the Company operates is characterized by technological advancement, change and certain regulations.  Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than amounts shown in the accompanying balance sheet.  Management analyzes the inventory for slow-moving and obsolete parts and maintains an obsolescence reserve sufficient to cover them (see Note 2).

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

Research and Development

Research and development is primarily comprised of engineering salaries, new product development costs, software development and maintenance costs and certain other general costs, such as depreciation on engineering equipment and sustaining engineering activities.  Research and development costs are expensed as incurred.  All software development and maintenance costs are expensed as incurred.

Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized.  Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.  ASC 360-10 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale.  Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.  At December 31, 2009 and 2008, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets and no long-lived assets are held for sale.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

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

FieldServer Products
FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

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

Employee Stock-Based Compensation

Effective January 1, 2006, all share-based payments to employees are recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. Under this transition method, compensation expense for share based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, will be recognized in the Company's financial statements over their remaining service period. The cost will be based on the grant date fair value and compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard was adjusted for the effects of estimated forfeitures.

For the year ended December 31, 2009 and 2008, the Company's statements of operations reflected an increase in salaries and benefits expense of $103,248 and $106,485, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the first-time recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share.

Prior to January 1, 2006, the Company accounted for stock-based compensation issued to employees using the intrinsic value method.  Under the intrinsic value based method, compensation expense is calculated as the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

Warranty

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment.  Warranty issues are usually resolved with repair or replacement of the product.  Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company's ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized.  At December 31, 2009 and 2008, warranty reserve approximated $63,000, which is recorded under other current liabilities in the accompanying balance sheets.

Advertising

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations.  Advertising expenses were approximately $157,000 and $183,000 for the years ended December 31, 2009 and 2008, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with ASC 605-45, Revenue Recognition.

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

Earnings Per Share

Under ASC 260-10, Earnings Per Share, basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period of computation.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the potential common shares had been issued and if the additional common shares were dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the years ended December 31, 2009 and 2008, respectively:

	2009	2008

Basic earnings per share – weighted-average number of shares of common stock outstanding	11,434,045	11,325,452

Effect of dilutive stock options	331,496	469,032

Diluted earnings per share – dilutive potential common shares	11,765,541	11,794,484

For purposes of calculating diluted earnings per share, there were no adjustments to net income.

For the years ended December 31, 2009 and December 31, 2008, options to acquire 17,000 shares of common stock were not considered dilutive potential shares of common stock as their exercise prices were greater than the average market price of the Company’s common stock during the years then ended.

Segments of Business

ASC 280-10, Segment Reporting requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations, however, the Chief Executive Officer (“CEO”) reviews financial information on an entity level (see Note 10).

Fair Value of Financial Instruments and Certain Other Assets/Liabilities

ASC 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company's cash, trade receivables, accounts payables, accrued and other liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

The Company does not have any assets and liabilities that are measured at fair value on a recurring basis and, during the years ended December 31, 2009 and 2008, did not have any assets and liabilities that were measured at fair value on a non-recurring basis.

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

In February of 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements. This amendment to Topic 855, eliminates the requirement that an SEC filer disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. The ASU does not change the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued. ASC 855, which is effective for periods ending after June 15, 2009, defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events). The adoption of ASC 855 did not have any effect on our financial position, results of operations or cash flows.

Note 2 – Inventories

A summary of inventories as of December 31 is as follows:

	2009	2008
Raw materials	$823,789	$809,507
Work in process	926,840	904,210
Finished goods	250,857	363,462
	2,001,486	2,077,179
Obsolescence reserve	(109,173)	(109,173)
	$1,892,313	$1,968,006

Note 3 - Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2009	2008
Machinery and equipment	$632,927	$660,834
Furniture, fixtures, and leasehold improvements	819,860	883,114
	1,452,787	1,543,948
Less accumulated depreciation and amortization	(1,214,410)	(1,162,961)
	$238,377	$380,987

Note 4 – Related Party Transactions

There are no related party transactions.

Note 5 - Employee Stock Compensation Plan

During 2006, the shareholders adopted the 2006 Stock Plan. Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

As of December 31, 2009, there were 273,320 shares still available for grant under the Company’s 2006 Stock Plan. A summary of stock option transactions for the two years ended December 31, 2009 is as follows:

	Options	Range of prices	Weighted- average exercise price
Balance as of December 31, 2007	1,257,000	0.23 – 1.50	0.93
Granted	31,000	1.50 - 2.65	2.13
Exercised	(273,020)	0.50 - 1.50	0.74
Forfeited or expired	(247,980)	1.20 - 1.50	1.41
Balance as of December 31, 2008	767,000	0.23 – 2.65	1.09
Granted	39,000	1.70	1.70
Exercised	(10,000)	0.60	0.60
Forfeited or expired	(3,000)	1.50	1.32
Balance as of December 31, 2009	793,000	0.23 – 2.65	1.12

Options outstanding that have vested and are expected to vest as of December 31, 2009 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	672,240	$1.03	4.3
Expected to vest	120,760	1.68	9.9
Total	793,000	1.12	4.6

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of ASC 718 which are estimated when compensation costs are recognized.

The following table summarizes information about the Company’s stock options outstanding under the 1996 and 2006 Stock Plans as of December 31, 2009:

	Options outstanding			Options exercisable
Exercise prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price

$0.23 – 1.50	515,000	3.0	$0.87	515,000	$0.87
$1.50 - 2.65	278,000	7.7	$1.58	157,240	$1.51
	793,000	4.6	$1.12	672,240	$1.03

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 and 2008 approximated $0.99 and $0.94 per share respectively.  The weighted average grant date fair values of options granted during the years ended December 31, 2009 and 2008 were $1.70 and $2.04 per share, respectively.  Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2009	2008
Expected life	8 years	8 years
Estimated volatility	113%	154%
Risk-free interest rate	2.39%	2.71%
Dividends	None	None

The expected life assumption is based on the average historical life of outstanding options; the expected volatility is based on the historical volatility.  The expected life of options granted is based on the “simplified method” described in ASC 718-10 due to changes in the vesting terms and the contractual life of current option grants compared to the Company’s historical grants; and the risk-free interest rate is based on the rate for U.S. Treasury bonds with similar terms as the options.

The total intrinsic value of options exercised during 2009 and 2008 was $6,000 and $156,034, respectively.

Note 6 - Warrants

As of December 31, 2009, there were no warrants outstanding.

Note 7 - Commitments

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through 2012.  Certain leases require the payment of property taxes, utilities and insurance, and provide options to extend the lease term.

Our principal executive, administrative, manufacturing and engineering operations have been located in a 15,000 square foot leased facility in Milpitas, California under a lease scheduled to expire on April 30, 2012.  Subsequent to December 31, 2009 the lease was amended to change the expiration date to March 31, 2016 and to add an additional 12,500 square feet in an adjacent building.  In conjunction with the lease amendment we intend to discontinue the lease of an 1,800 square foot warehouse in Milpitas.

As of December 31, 2009, future minimum lease payments are as follows:

Year ending December 31,

2010	$218,000
2011	218,000
2012	73,000
$509,000

Rent expense was approximately $322,000 and $360,000 in 2009 and 2008, respectively, which is apportioned to the various departments in the accompanying statements of income.

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

Note 8 – Line-of-Credit

As of December 31, 2009, the Company has a $1,000,000 line of credit, secured by certain assets of the Company, that bears interest at the bank's prime rate (4.0% at December 31, 2009) plus 0.5%.  The line of credit requires annual renewal and compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and a quarterly profitability test.  At December 31, 2009, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

Note 9 - Income Taxes

The components of income tax expense consist of the following for the years ended December 31:

	2009	2008

Current:
Federal	$150,334	$261,562
State	39,738	91,225
Adjustments to state for PY difference	—	10,093
Total current	190,072	362,880

Deferred:
Federal	8,873	34,145
State	2,769	(3,346)
Adjustments to state for PY difference	—	(3,537)
Total deferred	11,642	27,262
Total Income Tax	$201,714	$390,142

At December 31, 2009 and 2008, the Company has no federal or state net operating loss carry-forwards.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Accruals and Reserves	$245,367	$268,405
State Taxes	14,488	31,016
Property, Plant and Equipment	(14,575)	(42,498)
Total Deferred Tax Assets	245,280	256,923

Valuation Allowance	—	—

Total Deferred Tax Assets, Net	$245,280	$256,923

In assessing the realize-ability of deferred tax assets, management considers whether it is more likely than not that some portion or the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods to which the deferred tax assets are applicable, management believes it is more likely than not the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance was deemed necessary at December 31, 2009 and 2008.

The Company accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Company and, therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2009.

The reported income tax expense for the years ended December 31, 2009 and 2008 differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2009	2008

Computed tax expense	$140,514	$297,789
Nondeductible items and other	37,182	35,491
Current and deferred state taxes, net of federal benefit	28,123	56,862
Credits utilized	(4,105)	-

Total Income Tax Expense	$201,714	$390,142

Note 10 - Segment Reporting

The Company’s chief operating decision-maker is the Company’s CEO. The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. The entity-level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment:  industrial gas detection and monitoring devices.

In addition, the CEO reviews the following information on revenues by product category.  In the following table the data for 2008 has been adjusted to conform to current product group categories.

	2009	2008

Gas detection devices	$6,257,000	$7,148,000
Environmental controllers	793,000	1,057,000
FieldServers	5,682,000	5,545,000

	$12,732,000	$13,750,000

The Company sells its products to companies located primarily in the United States. In the years ended December 31, 2009 and 2008, sales to international customers were 19% and 16%, respectively.

Exhibit Index.

Exhibit Number	Description

3.1(1)	Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

10.1(4)	1996 Stock Plan of Registrant.

10.2(5)	2006 Stock Plan of Registrant.

10.3(6)	Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.

10.4 (7)	Compensatory Arrangements of Certain Officers.

23.1	Consents of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2008.