Form 10-Q
period 2010-03-31
SIERRA MONITOR CORP /CA/
filed 2010-05-12
CIK 100625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of May 12, 2010 was 11,438,212.

  PART I:  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

  SIERRA MONITOR CORPORATION

  Condensed Balance Sheets

	March 31,	December 31,
Assets	2010	2009
	(unaudited)
Current assets:
Cash	$1,800,765	$2,203,018
Trade receivables, less allowance for doubtful accounts
of approximately $83,000 and $70,000 respectively	1,621,709	1,354,775
Inventories, net	2,136,694	1,892,313
Prepaid expenses	227,047	240,204
Income tax deposit	5,048	-
Deferred income taxes - current	314,108	259,855
Total current assets	6,105,371	5,950,165
Property and equipment, net	217,153	238,377
Other assets	151,480	167,615
Total assets	$6,474,004	$6,356,157

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$699,093	$523,763
Accrued compensation expenses	353,305	372,035
Other current liabilities	114,745	73,351
Income taxes payable	-	34,251
Total current liabilities	1,167,143	1,003,400
Deferred tax liability	14,575	14,575
Total liabilities	$1,181,718	$1,017,975

Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized;
11,438,212 and 11,438,212 shares issued and outstanding,
respectively	11,438	11,438
Additional paid-in capital	3,622,412	3,595,202
Retained earnings	1,658,436	1,731,542
Total shareholders' equity	5,292,286	5,338,182
Total liabilities and shareholders’ equity	$6,474,004	$6,356,157

See accompanying notes to the unaudited interim condensed financial statements.

  SIERRA MONITOR CORPORATION

  Condensed Statements of Operations

  (Unaudited)

	For the three months ended
	March 31, 2010	March 31, 2009
Net sales	$2,903,080	$3,270,056
Cost of goods sold	1,224,042	1,419,469
Gross profit	1,679,038	1,850,587
Operating expenses
Research and development	483,022	480,502
Selling and marketing	831,976	861,021
General and administrative	486,239	502,292
	1,801,237	1,843,815
Income (loss) from operations	(122,199)	6,772
Interest income	1,047	-
Income (loss) before income taxes	(121,152)	6,772
Income tax provision (benefit)	(48,046)	2,709
Net income (loss)	$(73,106)	$4,063
Net income (loss) available to common shareholders per common share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
Weighted average number of common shares used in per share computations:
Basic	11,438,212	11,428,212
Diluted	11,438,212	11,774,366

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$(73,106)	$4,063
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation and amortization	64,882	76,386
Allowance for doubtful accounts	(13,000)	2,500
Provision for inventory losses	-	(8,000)
Deferred income taxes	(54,253)	-
Stock-based compensation expense	27,210	25,602
Change in operating assets and liabilities:
Trade receivables	(253,934)	(431,522)
Inventories	(244,381)	21,158
Prepaid expenses and other current assets	13,157	12,997
Income tax deposit	(5,048)	(1,894)
Accounts payable	175,330	96,425
Income taxes payable	(34,251)	3,633
Accrued compensation expenses	(18,730)	82,707
Other current liabilities	41,394	(7,588)
Net cash used in operating activities	(374,730)	(123,533)
Cash flows from investing activities:
Property and equipment	(27,523)	(21,858)
Other assets	-	(5,100)
Net cash used in investing activities	(27,523)	(26,958)
Net decrease in cash	(402,253)	(150,491)
Cash at beginning of period	2,203,018	1,338,647
Cash at end of period	$1,800,765	$1,188,156

Supplemental cash flow information:
Cash paid for income taxes	$40,458	$2,420
Cash paid for interest	$–	$–

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements
(Unaudited)
March 31, 2010

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  Amounts related to disclosure of December 31, 2009 balances within these interim condensed financial statements were derived from the audited 2009 financial statements and notes thereto.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 25, 2010.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.  The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

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

Discounts and Allowances

Discounts are applied at time of order entry and sales are processed at net pricing.  No allowances are offered to customers.

b)	Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2009 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 25, 2010, that are required to be adopted during the year ending December 31, 2009, did not have or are not expected to have a significant impact on the Company’s 2010 financial statements.

c)	Employee Stock-Based Compensation

As of March 31, 2010, the Company had one approved stock-based employee compensation plan for issuing stock options, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that have not expired or otherwise terminated.

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

All share-based payments to employees (incentive stock options) are recognized in the financial statements based on their fair values at the date of grant.  The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method.  The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.  The modified prospective method of application requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of award.  The cost is based on the grant date fair value of the stock option.  Compensation expense recognized in future periods for share-based compensation will be adjusted for the effects of estimated forfeitures.

For the three-month periods ended March 31, 2010 and 2009, general and administrative expenses included $27,210 and $25,602, respectively, decreasing (increasing) the Company's income (loss) from continuing operations, income (loss) before provision (benefit) for income taxes and net income (loss) resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2010 and 2009.

Inventories

A summary of inventories are as follows:
	March 31, 2010	December 31, 2009
Raw materials	$817,635	$823,789
Work-in-process	808,526	655,205
Material at vendor	277,054	271,635
Finished goods	342,652	250,857
Less: Allowance for obsolescence reserve	(109,173)	(109,173)
	$2,136,694	$1,892,313

Net Income (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method.  No adjustments to earnings were made for purposes of per share calculations.

At March 31, 2010, outstanding options to acquire 56,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.  At March 31, 2009, outstanding options to acquire 17,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The Company has reported a net loss for the three-month period ended March 31, 2010.  As a result, 314,719 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the three-month period ended March 31, 2010, because their inclusion would be anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2010 and 2009, respectively:
	Three months ended
	March 31, 2010	March 31, 2009
Basic EPS – weighted-average number of common shares outstanding	11,438,212	11,428,212
Effect of dilutive potential common shares – stock options outstanding	-	346,154
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,438,212	11,774,366

Comprehensive Income (Loss)

The Company has no components of other comprehensive income (loss) and, accordingly, comprehensive income (loss) is the same as net income (loss) for all periods presented.

Concentrations

No customers made up more than 10% of accounts receivable at March 31, 2010, while one customer made up  more than 10% of accounts receivable at December 31, 2009.  Also, no customers individually made up more than 10% of net sales for the three month periods ended March 31, 2010 and March 31, 2009.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $1,551,000 and $1,953,000 were in excess of such insured amounts at March 31, 2010 and December 31, 2009, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the periods ended March 31:

	Three months ended
	March 31, 2010	March 31, 2009
Gas detection devices	$1,277,440	$1,837,637
Environment controllers	258,186	202,509
FieldServers	1,367,454	1,229,910
	$2,903,080	$3,270,056

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000.  No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2010 and there were no outstanding balances at March 31, 2010 and December 31, 2009.  As of March 31, 2010, the Company is in compliance with covenants required by the line of credit.

Stock Option Grants

No stock options were granted during the three-month periods ended March 31, 2010 and 2009.

Stock Option Exercises and Expirations

No stock options were exercised by employees and no stock options expired during the three-month period ended March 31, 2010.  During the three-month period ended March 31, 2009, no stock options were exercised by employees and 1,000 stock options expired.

ITEM 2:MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements.  Such forward-looking statements include any expectations of operating and non-operating expense, including research and development expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to the Company’s positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance.  These statements are subject to various risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors indentified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC and elsewhere.  We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results.  We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three months ended March 31, 2010, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $2,903,080 compared to $3,270,056 for the three months ended March 31, 2009.  The results for the first quarter of fiscal 2010 represent an 11% decrease from the same period in the prior year.  Our overall sales were lower primarily because we entered the quarter with a lower backlog than our levels in the corresponding period of 2009.  Although we were not able to convert all new orders to shipments within the quarter, our backlog (including released orders and longer term blanket orders) grew by approximately $900,000 during the first quarter of 2010.

Our sales of gas detection products, including industrial accounts and military sales, decreased by approximately 30% in the first quarter of 2010 compared to the same period in 2009.  Sales to industrial accounts were 31% lower and military sales were 26% lower in the first quarter of 2010 compared to the same period in 2009.  Gas detection system sales were generally weaker in the first quarter of 2010 reflecting the slow economy and longer ordering cycles for large projects.  In the first quarter of 2009, we shipped two large single orders to a power plant project in Saudi Arabia and a waste treatment plant in New York.  There were no similar orders shipped in the first quarter of 2010.  Our sales to the U.S. Navy are dependent upon military spending and we generally experience quarterly fluctuations in military sales consistent with the change in the first quarter of 2010 compared to the first quarter of 2009.

In the first quarter of 2010, our sales of environmental controllers to the telecommunications industry were 27% higher compared to the first quarter of 2009.  Sales of environment controllers depend on deployment of new remote structures and purchases of spare parts by AT&T, Verizon and other carriers and currently represent approximately 9% of our total net sales.

Sales of our FieldServer products increased approximately 11% in the first quarter of 2010 compared to the first quarter of 2009.  FieldServer products include box products and original equipment manufacturer (“OEM”) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators.  While domestic demand for box products in the first quarter of 2010 remained relatively flat compared to the same period in 2009, international sales were stronger partially as a result of continued sales of products and services to the KAUST University project in Saudi Arabia and also due to improving demand from a Taiwan customer building semiconductor tooling equipment.

Gross profit for the three-month period ended March 31, 2010 was $1,679,038, or 58% of net sales, compared to $1,850,587, or 57% of net sales, in the same period in the previous year.  In both of the reported quarters our gross margin was lower than our historical levels.  Gross profit is impacted primarily by product mix, channel of distribution and price discounting.  We did not experience significant increases in material costs or labor.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $483,022 or 17% of net sales, for the three-month period ended March 31, 2010, compared with $480,502 or 15% of net sales, in the comparable period in 2009.  We are continuing engineering efforts to upgrade existing products through printed circuit board re-design, development of new products and additional software programs known as protocol drivers.   Our engineering expenses are consistent with historical levels and the percent of sales fluctuates due to the change in net sales.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three-month period ended March 31, 2010 were $831,976, or 29% of net sales, compared to $861,021, or 26% of net sales, in the same period in the prior year.  The lower sales and marketing expenses in the first quarter of 2010 compared to the same period last year are due, primarily, to lower sales commission expenses resulting from the lower net sales level.

General and administrative expenses for the first quarter of 2010 were $486,239, or 17% of net sales, compared to $502,292, or 15% of net sales, in the same period in the prior year.  Lower general and administrative expenses in the first quarter of 2010 compared with the same period last year are the result of lower depreciation expenses and lower professional support expenses, particularly SOX testing, investor relations expenses and legal expenses.

Our loss from operations for the three-month period ended March 31, 2010 was $122,199, or -4.2% of net sales, compared to income from operations of $6,772, or 0.2% of net sales, in the same period in the prior year.  The decreased income is primarily the result of lower net sales.

Net loss for the three-month period ended March 31, 2010 was $73,106, or approximately -2.5% of net sales, compared to net income of $4,063, or approximately 0.1% of net sales, for the same period in the prior year.  The increase in net loss is primarily the result of lower net sales.

Liquidity and Capital Resources

During the three months ended March 31, 2010, net cash consumed by operating activities was approximately $375,000 compared to approximately $124,000 for the same period in 2009.  Working capital was approximately $4,938,000 at March 31, 2010, a decrease of approximately $9,000 from December 31, 2009.  At March 31, 2010, our balance sheet reflected approximately $1,801,000 of cash and $1,622,000 of net trade receivables. At December 31, 2009, our total cash on hand was approximately $2,203,000 and our net trade receivables were $1,355,000.

At March 31, 2010, we had no long term liabilities.

We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank which matures on July 10, 2010. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At March 31, 2010, the Company was in compliance with the financial covenants and there were no borrowings on this line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least January 1, 2011. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

ITEM 6.EXHIBITS

Exhibit
Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIERRA MONITOR CORPORATION
Registrant

Date: May 12, 2010	By:	/s/ Gordon R. Arnold
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

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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