Form 10-Q
period 2010-06-30
SIERRA MONITOR CORP /CA/
filed 2010-08-12
CIK 100625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10 - Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2010

or

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
Yes ☒ No ☐

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of August 12, 2010 was 11,446,076.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009

Assets

Current assets:
Cash	$1,794,787	$2,203,018
Trade receivables, less allowance for doubtful accounts of approximately $85,000 and $70,000, respectively	2,073,465	1,354,775
Inventories, net	1,906,242	1,892,313
Prepaid expenses	168,986	240,204
Income tax deposits	5,848	-
Deferred income taxes – current	259,855	259,855
Total current assets	6,209,183	5,950,165

Property and equipment, net	291,596	238,377
Other assets	135,346	167,615
Total assets	$6,636,125	$6,356,157

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$538,090	$523,763
Accrued compensation expenses	468,879	372,035
Other current liabilities	99,949	73,351
Income taxes payable	45,598	34,251
Total current liabilities	1,152,516	1,003,400

Deferred tax liability	14,575	14,575
Total liabilities	1,167,091	1,017,975

Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,446,076 and 11,438,212 shares issued and outstanding, respectively	11,446	11,438
Additional paid-in capital	3,648,340	3,595,202
Retained earnings	1,809,248	1,731,542
Total shareholders' equity	5,469,034	5,338,182
Total liabilities and shareholders’ equity	$6,636,125	$6,356,157

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net sales	$3,517,732	$2,936,722	$6,420,812	$6,206,778

Cost of goods sold	1,432,443	1,186,272	2,656,485	2,605,741

Gross profit	2,085,289	1,750,450	3,764,327	3,601,037

Operating expenses
Research and development	503,908	503,175	986,930	983,677
Selling and marketing	842,514	840,505	1,674,490	1,701,526
General and administrative	489,104	485,225	975,343	987,517
	1,835,526	1,828,905	3,636,763	3,672,720
Income (loss) from operations	249,763	(78,455)	127,564	(71,683)
Interest income	900	-	1,947	-
Income (loss) before income taxes	250,663	(78,455)	129,511	(71,683)
Income tax provision (benefit)	99,851	(31,382)	51,805	(28,673)

Net income (loss)	$150,812	$(47,073)	$77,706	$(43,010)
Net income (loss) available to common shareholders per common share
Basic:	$0.01	$0.00	$0.01	$0.00

Diluted:	$0.01	$0.00	$0.01	$0.00
Weighted average number of common shares used in per share computations
Basic:	11,448,045	11,431,545	11,443,129	11,429,879

Diluted:	11,602,565	11,431,545	11,606,530	11,429,879

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$77,706	$(43,010)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	126,162	147,365
Provision for bad debt expense	15,000	13,350
Provision for inventory loss	5,000	(8,000)
Stock based compensation expense	53,146	51,111
Changes in operating assets and liabilities:
Trade receivables	(733,690)	(315,736)
Inventories	(18,929)	108,709
Prepaid expenses and other current assets	71,218	24,922
Income tax deposit	(5,848)	(14,400)
Income tax payable	11,347	(22,393)
Accounts payable	14,327	1,643
Accrued compensation expenses	96,844	40,897
Other current liabilities	26,598	(31,668)
Net cash used in operating activities	(261,119)	(47,210)
Cash flows from investing activities:
Purchase of property and equipment	(147,112)	(52,489)

Net cash used in investing activities	(147,112)	(52,489)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	6,000
Net cash provided by financing activities	-	6,000
Net decrease in cash	(408,231)	(93,699)
Cash at beginning of period	2,203,018	1,338,647
Cash at end of period	$1,794,787	$1,244,948
Supplemental cash flow information
Cash paid for income taxes	$41,258	$14,393

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements
(Unaudited)
June 30, 2010

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

Recent accounting pronouncements discussed in the notes to the December 31, 2009 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 25, 2010, that are required to be adopted during the year ended December 31, 2009, did not have or are not expected to have a significant impact on the Company’s 2010 financial statements.

c)	Employee Stock-Based Compensation

As of June 30, 2010, the Company had one approved stock-based employee compensation plan for issuing stock options, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that have not expired or otherwise terminated.

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

For the six-month periods ended June 30, 2010 and 2009, general and administrative expenses included $53,146 and $51,111, respectively, resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the six-month periods ended June 30, 2010 and 2009.

Inventories

A summary of inventories follows:
	June 30, 2010	December 31, 2009

Raw materials	$840,134	$823,789
Work-in-process	726,452	655,205
Material at vendor	263,803	271,635
Finished goods	190,026	250,857
Less: Allowance for obsolescence reserve	(114,173)	(109,173)
	$1,906,242	$1,892,313

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

At June 30, 2010 and 2009, outstanding options to acquire 233,500 and 17,000, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The Company has reported a net loss for the three and six-month periods ended June 30, 2009.  As a result, 349,480 and 352,731 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for both the three and six-month periods ended June 30, 2009, respectively, because their inclusion would be anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2010 and 2009, respectively:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Basic EPS – weighted-average number of common shares outstanding	11,448,045	11,431,545	11,443,129	11,429,879
Effect of dilutive potential common shares – stock options outstanding	154,520	-	163,401	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,602,565	11,431,545	11,606,530	11,429,879

Concentrations

One customer accounted for more than 10% of accounts receivable at June 30, 2010 and at December 31, 2009.  No customer individually made up more than 10% of net sales for the three and six-month periods ended June 30, 2010 and June 30, 2009.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $1,545,000 and $1,953,000 were in excess of such insured amounts at June 30, 2010 and December 31, 2009, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Gas detection devices	$1,498,549	$1,432,823	$2,775,988	$3,270,460
Environment controllers	226,429	135,298	484,616	337,807
FieldServers	1,792,754	1,368,601	3,160,208	2,598,511
	$3,517,732	$2,936,722	$6,420,812	$6,206,778

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000.  No borrowings have been made under the Company’s line of credit during the first six months of fiscal year 2010 and there were no outstanding balances at June 30, 2010 and December 31, 2009.  As of June 30, 2010, the Company was in compliance with covenants required by the line of credit.

Stock Option Grants

No stock options were granted during the six-month periods ended June 30, 2010 and 2009.

Stock Option Exercise and Expiration

In the six-month period ended June 30, 2010, a total of 7,864 shares of common stock were issued as a result of employee net exercises of stock options.  During the same period, 15,500 options expired.

In the six-month period ended June 30, 2009, a total of 10,000 stock options were exercised by an employee to purchase shares of the Company’s common stock resulting in cash proceeds of $6,000.  During the same period 1,000 stock options expired.

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

Results of Operations

For the three-month period ended June 30, 2010, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $3,517,732 compared to $2,936,722 for the three-month period ended June 30, 2009.  For the six-month period ended June 30, 2010, net sales were $6,420,812 compared with $6,206,778 for the six-month period ended June 30, 2009.   The sales results for the three and six-month periods ended June 30, 2010 represent increases of 20% and 3%, respectively, compared to the same periods in 2009.  Our backlog, which grew by approximately $900,000 during the first quarter of 2010, remained unchanged at the end of the second quarter of 2010.  The backlog includes released orders, unreleased project orders and long term blanket orders.

For the three-month period ended June 30, 2010, sales of our gas detection products, including industrial accounts and military sales, were approximately $1,499,000 compared to $1,433,000 in the three-month period ended June 30, 2009.  For the six-month period ended June 30, 2010, sales of our gas detection products, including industrial accounts and military sales, were approximately $2,776,000 compared to $3,270,000 in the same period in 2009.  These results represent a 5% year-over-year increase in the second quarter and a 15% year-over-year decrease in the year-to-date period.   Although our second quarter sales to industrial accounts increased by 12% compared to the prior year, our six month year to date industrial account sales remain 12% lower than the prior year due to our weak sales in the first quarter of 2010.  Military sales decreased 48% in the second quarter and 35% year-to-date compared to the prior year.  Military sales cycles are unpredictable because they are dependent upon US Navy purchases of gas detection systems for new ships and spare part purchase cycles.

Sales of Environment Controllers to the telecommunications industry in the three-month period ended June 30, 2010 were approximately $226,000 compared to approximately $135,000 in the three-month period ended June 30, 2009.  In the six-month period ended June 30, 2010 sales of Environment Controllers were approximately $485,000 compared to $338,000 in the same period in 2009.  The improvement in sales in both periods is due to a small increase in the number of environment controllers sold for new underground telecommunications vaults combined with improved demands for retro-fit controllers for older telecommunications vaults.

In the three-month period ended June 30, 2010, sales of FieldServer products were approximately $1,793,000, representing a 31% increase, compared to $1,369,000 in the same period in 2009. In the six-month period ended June 30, 2010, sales of our FieldServer products were approximately $3,160,000, representing a 22% increase, compared to $2,599,000 in the same period in 2009.  FieldServer products include box products and original equipment manufacturer (“OEM”) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators.  Box product sales increased approximately 29% in the three-month period ended June 30, 2010 on a year-over-year basis.  The increase in sales of box products is due, primarily, to strong demand in international accounts including a single order for over $150,000 for a major fire panel integration project in Saudi Arabia.  OEM module sales increased approximately 34% in the three-month period ended June 30, 2010 as compared to the same period in 2009, and 17% on a year-to-date basis in 2010 compared to the prior year period.  The higher level of sales in each of the three and six-month periods ended June 30, 2010 reflect sustained deliveries to mature accounts, continued improvements in run rates for recent adopter customers and incremental sales to new customers.

Gross profit for the three-month period ended June 30, 2010 was $2,085,289 or 59% of sales compared to $1,750,450, or 60% of sales, in the same period in the previous year.  Gross profit for the six-month period ended June 30, 2010 was $3,764,327, or 59% of sales, compared to $3,601,037, or 58% of sales, in the same period in the previous year.  Although gross profit varies by product group and by the channel of distribution, the range of gross profit between 58% and 60% is consistent with our historical experience.  There have been no major changes in selling prices and no significant changes in materials or labor costs during calendar year 2009 and year to date 2010.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $503,908, or 14% of sales, for the three-month period ended June 30, 2010 compared to $503,175, or 17% of sales, in the comparable period in 2009.  In the six-month periods ended June 30, 2010 and June 30, 2009, research and development expenses were $986,930, or 15% of sales, and $983,677, or 16% of sales, respectively.  We have maintained our investments in developing new products and writing new protocol drivers and there have been no significant changes in engineering expenses in the three and six-month reporting periods ended June 30, 2010.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, were $842,514, or 24% of sales for the three-month period ended June 30, 2010, compared to $840,505, or 29% of sales, in the comparable period in the prior year.  For the six-month periods ended June 30, 2010 and June 30, 2009, selling and marketing expenses were $1,674,490, or 26% of sales, and $1,701,526, or 27% of sales, respectively.  Lower salary and benefit expenses, due to a temporarily lower number of field sales personnel were generally offset by increases in other sales and marketing expenses including representative commissions, travel, communications and depreciation.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses and fees for professional services, were $489,104 or 14% of sales, for the three-month period ended June 30, 2010 compared to $485,225 or 17% of sales, in the three-month period ended June 30, 2009.  For the six-month periods ended June 30, 2010 and June 30, 2009, general and administrative expenses were $975,343, or 15% of sales, and $987,517, or 16% of sales, respectively.  Higher variable compensation expenses due to higher sales levels were generally offset by lower external service fees including Sarbanes Oxley auditing and information technology support.

In the three-month period ended June 30, 2010, our income from operations was $249,763, representing an increase of $328,218 compared to our loss from operations of $78,455 in the three-month period ended June 30, 2009.  In the six-month period ended June 30, 2010, our income from operations was $127,564, representing an increase of $199,247 compared to our loss from operations of $71,683 in the six-month period ended June 30, 2009.  The increased income in the three and six-month periods ended June 30, 2010 is due to higher sales levels without compromise to gross margins or fixed expenses.

After interest and tax provisions, our net income for the three-month period ended June 30, 2010 was $150,812 compared to a net loss of $47,073 in the same period of 2009.  For the six-month period ended June 30, 2010, our net income was $77,706 compared to a net loss of $43,010 in the same period of 2009.

Liquidity and Capital Resources

During the six months ended June 30, 2010, net cash consumed by operating activities was approximately $261,000 compared to approximately $47,000 for the same period in 2009.  Working capital was approximately $5,056,000 at June 30, 2010, an increase of approximately $110,000 from December 31, 2009.  At June 30, 2010, our balance sheet reflected approximately $1,795,000 of cash and $2,073,000 of net trade receivables. At December 31, 2009, our total cash on hand was approximately $2,203,000 and our net trade receivables were $1,355,000.

At June 30, 2010, we had no long term liabilities.

We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank which matures on July 10, 2010. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At June 30, 2010, the Company was in compliance with the financial covenants and there were no borrowings on this line of credit.

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

Inherent Limitations of Internal Controls. Our management, including our principal executive and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II:  OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 13, 2010.

1.	At the Annual Meeting, the following directors were elected to serve for the ensuing year and until their successors are elected:
	For	Against	Abstain
Gordon R. Arnold	8,597,638	0	1,388
C. Richard Kramlich	8,599,026	0	0
Jay T. Last	8,599,026	0	0
Robert C. Marshall	8,599,026	0	0

2.
At the Annual Meeting, the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as the Company's independent public accountants for the fiscal year ended December 31, 2010 was ratified by the following votes:

For	Against	Abstain
9,869,402	0	0

ITEM 6.	EXHIBITS

Exhibit
Number		Description
3.1(1)		Articles of Incorporation of the Registrant.
3.2(2)		Bylaws of the Registrant.
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

SIERRA MONITOR CORPORATION
Registrant

Date: August 12, 2010	By:	/s/ Gordon R. Arnold
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