Form 10-Q
period 2010-09-30
SIERRA MONITOR CORP /CA/
filed 2010-11-04
CIK 100625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, was 11,446,076, as of November 4, 2010.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	September 30,
	2010	December 31,
	(unaudited)	2009

Assets

Current assets:
Cash	$2,168,533	$2,203,018
Trade receivables, less allowance for doubtful accounts of approximately $74,000 and $70,000, respectively	2,209,120	1,354,775
Inventories, net	2,081,497	1,892,313
Prepaid expenses	119,514	240,204
Income tax deposits	104,327	-
Deferred income taxes - current	259,855	259,855
Total current assets	6,942,846	5,950,165

Property and equipment, net	293,062	238,377
Other assets	138,552	167,615
Total assets	$7,374,460	$6,356,157

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$894,933	$523,763
Accrued compensation	451,534	372,035
Other current liabilities	85,994	73,351
Income taxes payable	202,095	34,251
Total current liabilities	1,634,556	1,003,400

Deferred tax liability	14,575	14,575
Total liabilities	1,649,131	1,017,975

Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 11,446,076 and 11,438,212 shares issued and outstanding, respectively	11,446	11,438
Additional paid-in capital	3,669,889	3,595,202
Retained earnings	2,043,994	1,731,542
Total shareholders' equity	5,725,329	5,338,182
Total liabilities and shareholders’ equity	$7,374,460	$6,356,157

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$3,752,014	$3,323,758	$10,172,826	$9,530,536
Cost of goods sold	1,526,581	1,289,377	4,183,066	3,895,118
Gross profit	2,225,433	2,034,381	5,989,760	5,635,418
Operating expenses
Research and development	496,273	516,794	1,483,203	1,500,472
Selling and marketing	847,190	825,279	2,521,680	2,526,805
General and administrative	491,853	473,180	1,467,197	1,460,697
	1,835,316	1,815,253	5,472,080	5,487,974
Income from operations	390,117	219,128	517,680	147,444
Interest income	1,126	-	3,074	-
Income before income taxes	391,243	219,128	520,754	147,444
Income tax provision	156,497	87,651	208,302	58,978
Net income	$234,746	$131,477	$312,452	$88,466
Net income available to common shareholders per common share
Basic:	$0.02	$0.01	$0.03	$0.01
Diluted:	$0.02	$0.01	$0.03	$0.01
Weighted average number of common shares used in per share computations
Basic:	11,446,076	11,438,212	11,441,707	11,432,656
Diluted:	11,575,782	11,764,928	11,666,895	11,767,161

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$312,452	$88,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,354	214,666
Provision for bad debt expense	4,005	23,081
Provision for inventory losses	20,000	(8,000)
Stock based compensation expense	74,695	76,589
Loss on disposal of assets	-	1,737
Changes in operating assets and liabilities:
Trade receivables	(858,350)	(64,372)
Inventories	(209,184)	123,890
Prepaid expenses	120,690	(1,336)
Income tax deposit	(104,327)	(31,255)
Deferred income taxes	-	1,979
Accounts payable	371,170	48,058
Accrued compensation	79,499	(16,167)
Income taxes payable	167,844	54,457
Other current liabilities	12,643	4,093
Net cash provided by operating activities	170,491	515,886
Cash flows from investing activities:
Purchase of property and equipment	(185,924)	(96,507)
Purchase of other long-term assets	(19,052)	-
Net cash used in investing activities	(204,976)	(96,507)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	6,000
Net cash provided by financing activities	-	6,000
Net (decrease) increase in cash	(34,485)	425,379
Cash at beginning of period	2,203,018	1,338,647
Cash at end of period	$2,168,533	$1,764,026
Supplemental cash flow information
Cash paid for income taxes	$140,258	$31,248

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION
Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2010

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

As of September 30, 2010, the Company had one approved stock-based employee compensation plan for issuing stock options, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that have not expired or otherwise terminated.

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

For the nine-month periods ended September 30, 2010 and 2009, general and administrative expenses included $74,695 and $76,589, respectively, resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the nine-month periods ended September 30, 2010 and 2009.

Inventories

A summary of inventories follows:

	September 30, 2010	December 31, 2009
Raw materials	$817,280	$823,789
Work-in-process	712,795	655,205
Material at vendor	454,770	271,635
Finished goods	225,825	250,857
Less: Allowance for obsolescence reserve	(129,173)	(109,173)
	$2,081,497	$1,892,313

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

For the year-to-date period ended September 30, 2010, options to acquire 458,500 common shares were not considered dilutive potential common shares as their exercise prices were greater than the average market price of the Company’s common stock during that same period.

For the year-to-date period ended September 30, 2009, options to acquire 17,000 common shares were not considered dilutive potential common shares as their exercise prices were greater than the average market price of the Company’s common stock during that same period.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Basic EPS – weighted-average number of common shares outstanding	11,446,076	11,438,212	11,441,707	11,432,656

Effect of dilutive potential common shares – stock options outstanding	129,706	326,716	225,188	334,505

Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,575,782	11,764,928	11,666,895	11,767,161

Concentrations

One customer accounted for more than 10% of accounts receivable at September 30, 2010 and at December 31, 2009.  No customers contributed more than 10% of sales for each of the three and nine-month periods ended September 30, 2010 and September 30, 2009.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $1,919,000 and $1,953,000 were in excess of such insured amounts at September 30, 2010 and December 31, 2009, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Gas detection devices	$1,724,487	$1,531,506	$4,500,248	$4,800,952
Environment controllers	213,320	236,540	698,091	574,604
FieldServers	1,814,207	1,555,712	4,974,487	4,154,980
	$3,752,014	$3,323,758	$10,172,826	$9,530,536

Line-of-Credit

In August 2010, the Company extended the term of its $1,000,000 line of credit with a commercial bank until September 2011 under substantially the same terms.  No borrowings have been made under the Company’s line of credit during the first nine months of fiscal year 2010 and there were no outstanding balances at September 30, 2010 and December 31, 2009.  As of September 30, 2010, the Company was in compliance with covenants required by the line of credit.

Stock Option Grants

No stock options were granted during the three and nine-month periods ended September 30, 2010 and September 30, 2009.  Stock options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

Stock Option Exercise and Expiration

In the nine-month period ended September 30, 2010, a total of 7,864 shares of common stock were issued as a result of employee net exercises of stock options.  During the same period, 15,500 options expired.

In the nine-month period ended September 30, 2009, a total of 10,000 stock options were exercised by employees to purchase shares of the Company’s common stock resulting in cash proceeds of $6,000.    During the same period 3,000 stock options expired.

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

Results of Operations

For the three-month period ended September 30, 2010, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $3,752,014 compared to $3,323,758 for the three-month period ended September 30, 2009.  For the nine-month period ended September 30, 2010, net sales were $10,172,826 compared with $9,530,536 in the prior year nine-month period of 2009.  The sales results for the three and nine-month periods ended September 30, 2010 represent increases of 13% and 7%, respectively, compared to the same periods in 2009.

For the three-month period ended September 30, 2010, sales of our gas detection products were approximately $1,724,000 compared to $1,532,000 in the three-month period ended September 30, 2009.  For the nine-month period ended September 30, 2010, our gas detection product sales were approximately $4,500,000 compared to $4,801,000 in the same period in 2009.  These results represent a 13% year-over-year increase in the third quarter and a 6% year-over-year decrease in the year-to-date period.  Our gas detection sales include specialized products that are sold to the US Navy for shipboard toxic gas monitoring.  Sales to the Navy, which are dependent upon new ship construction and budgets for maintenance and spare parts, were significantly lower in both the third quarter and year-to-date periods of 2010 compared to the prior year.  Sales of gas detection products and systems to domestic and international accounts increased by approximately 30% in the third quarter 2010.  This third quarter increase in gas detection sales is primarily the result of increases in domestic and international sales, offset by the decrease in Navy sales.   The year-to-date decrease in gas detection sales is primarily the result of the decrease in Navy sales.

Sales of Environment Controllers to the telecommunications industry in the three-month period ended September 30, 2010 were approximately $213,000 compared to $237,000 in the three-month period ended September 30, 2009.  In the nine-month period ended September 30, 2010, sales of Environment Controllers were approximately $698,000 compared to $575,000 in the same period in 2009.  The improvement in sales in the nine-month period is due to a small increase in the number of environment controllers sold for new underground telecommunications vaults combined with improved demands for retro-fit controllers for older telecommunications vaults.

In the three-month period ended September 30, 2010, sales of FieldServer products were approximately $1,814,000, compared to $1,556,000 in the same period in 2009. In the nine-month period ended September 30, 2010, sales of our FieldServer products were approximately $4,974,000, compared to $4,155,000 in sales reported in the same period in 2009. These results represent a 17% year-over-year increase in the third quarter and a 20% year-over-year increase in the year-to-date period.

FieldServer sales include both box products and original equipment manufacturer (“OEM”) modules.  Box products provide a platform for delivery and operation of our software for integration with building automation systems and are generally sold to building automation integrators.  Box product sales increased approximately 2% in the three-month period and 16% in the nine-month period ended September 30, 2010 on a year-over-year basis.  The increase in sales of box products is due to generally improved demand for building automation retrofits combined with a single large shipment in the third quarter of product to be deployed in a fire detection system on a Navy ship. OEM module sales increased approximately 46% in the three-month period ended September 30, 2010 as compared to the same period in 2009, and 26% on a year-to-date basis in 2010 compared to the prior year period.  Sales of OEM modules have increased steadily in five of the last six quarters as a result of increases in the number of manufacturers approving the products and general increases in unit volumes for maturing customers.

Gross profit of $2,225,433 for the three-month period ended September 30, 2010 was 59% of sales compared to $2,034,381, or 61% of sales, in the same period in the previous year.  Gross profit for the nine-month period ended September 30, 2010 was $5,989,760, or 59% of sales, compared to $5,635,418, or 59% of sales, in the same period in the previous year.  Gross margins in both the three month and nine month periods in 2010 are at approximately our target levels and are consistent with our historical gross margin levels.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $496,273, or 13% of sales, for the three-month period ended September 30, 2010 compared to $516,794, or 16% of sales, in the comparable period in 2009.  In the nine-month periods ended September 30, 2010 and September 30, 2009, research and development expenses were $1,483,203, or 15% of sales, and $1,500,472, or 16% of sales, respectively.  We maintain product development programs to continually increase the number and types of products for sale in each of the product lines.  In addition, our engineering team supports extensive third party approval programs.  The expenses for each of the reported periods in 2010 are consistent with the corresponding prior year periods and reflect our ongoing commitment to continue investment in each of the product lines.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $847,190, or 23% of sales for the three-month period ended September 30, 2010, compared to $825,279, or 25%, in the comparable period in the prior year.  For the nine-month periods ended September 30, 2010 and 2009, selling and marketing expenses were $2,521,680, or 25% of sales, and $2,526,805, or 27%  of sales, respectively.  There were no significant changes in selling and marketing expenses in the three-month period ended September 30, 2010 compared to the corresponding period of 2009.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses and fees for professional services, were $491,853, or 13% of sales, for the three-month period ended September 30, 2010 compared to $473,180, or 14% of sales, in the three-month period ended September 30, 2009.  For the nine-month periods ended September 30, 2010 and 2009, general and administrative expenses were $1,467,197, or 14% of sales, and $1,460,697, or 15% of sales, respectively.  While there were no overall significant changes in general and administrative expenses in these comparative periods, reductions in depreciation expense and lower SOX compliance expenses were generally offset by increased information technology support expenses and higher wage and salary costs in both the three-month and nine-month periods ended September 30, 2010.

In the three-month period ended September 30, 2010, our income from operations was $390,117 representing an increase of $170,989 compared to the three-month period ended September 30, 2009.  In the nine-month period ended September 30, 2010, our income from operations was $517,680 representing an increase of $370,236 compared to the nine-month period ended September 30, 2009.  The increases in profit from operations in both the three and nine-month periods ended September 30, 2010 are generally the result of our increased sales levels, without significant changes to gross profit margins and fixed expenses.    During continued difficult market conditions in the first nine months of 2010, we maintained our factory capacity levels, maintained the number of sales professionals and continued all engineering activities.  We believe that our actions have positioned the Company to be able to support current and near term levels of business.

After interest income and tax expenses, our net income for the three-month period ended September 30, 2010 was $234,746 compared to $131,477 in the same period of 2009.  For the nine-month period ended September 30, 2010 our net income was $312,452 compared to $88,466 in the same period of 2009.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, net cash provided by operating activities was approximately $170,000 compared to approximately $516,000 provided by operating activities for the same period in 2009.  Working capital was approximately $5,308,000 at September 30, 2010, an increase of approximately $362,000 from December 31, 2009.  At September 30, 2010, our balance sheet reflected approximately $2,169,000 of cash and $2,209,000 of net trade receivables. At December 31, 2009, our total cash on hand was approximately $2,203,000 and our net trade receivables were $1,355,000. The increase in trade receivables is attributable to the higher sales level in the third quarter of 2010 compared with the sales level in the fourth quarter of 2009.

At September 30, 2010, we had no long term liabilities. We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At September 30, 2010, the Company was in compliance with the financial covenants and there were no borrowings on this line of credit during the nine-month period ended September 30, 2010.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least September 30, 2011. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, Mr. Arnold has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SIERRA MONITOR CORPORATION
Registrant

Date: November 4, 2010	By:	/s/ Gordon R. Arnold
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