Form 10-K
period 2010-12-31
SIERRA MONITOR CORP /CA/
filed 2011-03-25
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $4,173,869 based upon the last reported sale price of $1.05 per share on the Over the Counter Bulletin Board, which occurred on June 30, 2010.  For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933.  This determination is not necessarily conclusive.

The number of shares of the Registrant's common stock outstanding as of March 25, 2011 was 9,896,942.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 8, and information required under Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2011.

FORM 10-K

SIERRA MONITOR CORPORATION

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

General

Sierra Monitor Corporation a California corporation (the “Company”, “we” or “us”), founded in 1978, designs manufactures and sells electronic safety and environmental instrumentation.  The company’s unique protocol translator product lines enables communication between disparate electronic systems overcoming protocol language barriers.  By enabling communication between central building automation systems and many electronic subsystems, such as fire panels, chillers and air handlers, Sierra Monitor assists with the integration of energy saving systems.  The company’s products improve the safety and comfort of workers while contributing to climate and natural resource protection.  Sierra Monitor’s intelligent hazardous gas detection systems can be found in a broad range of applications including US Navy ships, wastewater treatment facilities, refineries, offshore oil platforms, chemical plants, parking garages and underground telephone vaults providing 24/7 protection of personnel and facilities.

Our vision is to capitalize on the expanding worldwide demand for knowledge-based products and services that improve operational performance, productivity, efficiency and safety in building automation, industrial and military applications while reducing demands on resources.  The company is an established global supplier of safety and environmental instruments.

Products

By providing an intelligent interface, Sierra Monitor products enable various machines, devices, systems and people to reliably collect and communicate critical information for the measurement and control of various environments including buildings, plants and factories.

Protocol Gateways:  By delivering data on multiple communication platforms, including serial, Ethernet, Lonworks and fieldbus utilizing protocols from an extensive proprietary library of over 100 protocol drivers, the company’s products make it possible for data to be accessed at more appropriate levels, including automation controllers, network operations centers, control rooms and remote locations.

Machine to machine (M2M) protocol translation devices, known as communication gateways, are sold under the trade names “FieldServer” and “ProtoCessor” to equipment manufacturers and systems integrators, principally in the building automation industry where the market is driven primarily by cost efficiency and energy savings initiatives.  Many industrial instruments, such as detection systems, controllers and automation systems, communicate in disparate, non-standard proprietary protocols. Communication gateways provide a means for transferring data between devices using foreign and proprietary protocols and modern open comprehensive protocol systems.  In 2010, combined revenue from sales of our FieldServer and ProtoCessor products was approximately 48% of our sales compared to approximately 45% in 2009 and 40% in 2008.

Safety Instrumentation:  Intelligent gas detection safety systems that Sierra Monitor manufactures solve a variety of safety challenges ranging from applications in oil and gas processing and chemical plants to wastewater treatment, alternate fuel vehicle programs and other users or producers of hazardous gases. These systems utilize features such as recorded event information, graphical displays on central computers and web server displays to allow users to identify hazards and problems before they evolve into incidents which, could cause production delays, may prompt evacuation of personnel or potentially even cause property damage and physical injury.  By network-enabling smart detection systems, through the FieldServer products, data can be presented via dynamic web server for viewing by local or remote computer web browsers.  The motivation for installation of gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health administration, state and local governing bodies, insurance companies and various industry rule-making bodies.  In the three fiscal years 2010, 2009 and 2008, revenue from gas detection products was approximately 46%, 49%, and 52% of our sales, respectively.

Sierra Monitor also supplies microprocessor-based environment control products to the telecommunications industry. The control products are used to monitor temperature, gas, smoke and other environmental and security conditions in remote structures such as broadband distribution nodes, fiber optic booster stations and cell-tower site buildings. Environment controllers integrate various functions which would otherwise require discrete controls and alarm handling.  Revenue from all products sold to the telecommunications industry was approximately 6% of our sales in 2010, compared to 6% in 2009 and 8% in 2008.

Research and Development

We maintain research and development programs to enhance existing products and to develop new products.  Our research and development expenses, which include costs for sustaining engineering, were $1,978,507 or 14% of sales in 2010, compared to $1,967,009 or 15% of sales in 2009 and $1,907,310 or 14% of sales in 2008.

Sales and Distribution

Our products are sold through a network of independent sales representatives supervised by regional managers.  There are currently 34 authorized representative companies in the United States.  The majority of our representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products.  Our internal sales organization includes a corporate sales manager, seven regional sales managers, an outside salesperson and various inside support personnel.  In addition to our primary factory and office facility in Milpitas, California and a technical support office located in Fort Myers, Florida, we have separate domestic sales offices in California, Connecticut, Massachusetts, Michigan, New Jersey, and Texas.  We support international sales from offices in California, Texas, Johannesburg, South Africa and Dubai, UAE.

Products manufactured by us are sold to a broad variety of customers including original equipment manufacturers and integration contractors in the building automation industry and to oil and gas drilling, refining and pipeline companies, chemical plants, waste-water treatment plants, telecommunications companies, parking garages and landfill rehabilitation projects.  We consider that we operate in one business segment.  Substantially all of the revenues reported in Part II, Item 7 of this Annual Report on Form 10-K are attributable to sales to that single segment.  See “Note 10: Segment Reporting” to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2010, we had a total of 54 employees, all of whom were employed on a full-time basis, of whom 6 were in research and development; 17 were in marketing, sales and service; 5 were in general administration; and 26 were in operations and manufacturing.  At that date, 45 of our employees were located in Milpitas, California, and the remaining employees were located in regional sales and technical support offices.

Seasonality and Customers

The demand for monitoring devices and other products we manufacture is typically not seasonal and during 2010 and 2009 there were no customers to whom sales exceeded 10% of our net sales.   Factors affecting specific industries, such as telecommunications, building automation or petro-chemical processing, could affect our sales within any of those industries.  Those factors may include, but are not limited to, a general economic downturn, labor problems, and rapid shifts in technology or introduction of competing products at lower prices.

Backlog

The commercial order backlog for our products at December 31, 2010 was approximately $3,592,000, compared to approximately $1,760,000 at December 31, 2009.  The backlog includes orders for which we have not yet received engineering release from the customer.  Since we generally ship many of our products within the same quarter that we receive a purchase order and engineering release from the customer, we believe that our backlog at any particular time is generally not indicative of the level of future sales.

Competition

The market in which we participate is highly competitive and generally price sensitive.  Most of our competitors have far greater financial, marketing and manufacturing resources than us by virtue of their relationships with larger companies as divisions or subsidiaries of such companies.  The principal competitive factors in our industry are reliability, ease of use, product support and price.  Our FieldServer and ProtoCessor products compete with products or alternate methods and technologies offered by, among others, HMS, Control Solutions Inc., Loytec Electronics, Prosoft Technology, Automated Logic, Cimetrics, Kalki Communications Technologies, Honeywell Tritium and TAC Schneider Electric.  Our gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Safety Inc., General Monitors Inc., Mine Safety Appliance Company and Honeywell Life Safety and others.  Most of our competitors offer broad product lines including items that do not compete with our products.

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

Available Information

We file with the Securities Exchange Commission (SEC) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended.  The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.  You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.sierramonitor.com.  Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.  Our headquarters are located at 1991 Tarob Court, Milpitas, CA 95035.  Our phone number at that address is (408) 262-6611 and our e-mail address is sierra@sierramonitor.com.

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

Economic Conditions: Continuing economic uncertainty in the U.S. and worldwide increases the challenges and the financial risks facing us.  These risks include potential postponement of spending by industrial and municipal customers in response to tighter credit, negative financial news, declines in income or asset values and other funding restrictions.  There may be a number of follow-on effects from the economic crisis including insolvency of key suppliers resulting in product delays; inability of customers, including commercial contractors, to obtain credit to finance projects requiring our products and customer insolvencies.  These risks could have a material negative effect on the demand for our products and services.

Competitive Industry: The industry in which we compete is highly competitive and we expect such competition to continue in the future.  Many of our competitors are larger than us and have substantially greater financial, technical, marketing and manufacturing resources.  While we have invested in new products, there can be no assurance that we can continue to introduce new products on a timely basis or that certain of our products will not be rendered non-competitive or obsolete by our competitors.

Concentrated Operations: Our operations are concentrated in a two building complex in Milpitas, California.  Our operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control.  We do not have a detailed disaster recovery plan.  In addition, we do not carry sufficient business interruption insurance to compensate us for all losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business and financial results.

Item 2.	Properties.

Our principal executive, administrative, manufacturing and engineering operations are located in two buildings totaling approximately 28,000 square feet in Milpitas, California under a lease scheduled to expire on March 31, 2016.  We also lease a small technical support office in Fort Myers, Florida and have sales offices near Los Angeles, California; Bridgeport, Connecticut; Boston, Massachusetts; Detroit, Michigan; Cherry Hill, New Jersey; Dallas, Texas; Houston, Texas and Dubai, UAE.  Management considers that our current facilities are in good operating condition, are adequate for the present level of operations, are adequately covered by insurance and that additional office and factory space is available in the immediate vicinity, if required.

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

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Market Information.  Our common stock is quoted on the OTC Bulletin Board under the symbol "SRMC.OB."  There is not an active market for our common stock and there is only infrequent trading in limited volume.  The high and low closing sales price, as reported by the OTC Bulletin Board system, of our common stock during each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices	High	Low
Quarter ended December 31, 2010	$1.75	$1.15
Quarter ended September 30, 2010	$1.40	$0.84
Quarter ended June 30, 2010	$1.80	$1.01
Quarter ended March 31, 2010	$1.85	$1.40

Quarter ended December 31, 2009	$1.90	$1.65
Quarter ended September 30, 2009	$2.00	$1.65
Quarter ended June 30, 2009	$2.15	$1.90
Quarter ended March 31, 2009	$2.00	$1.65

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b)  Holders.  As of March 24, 2011, there were approximately 153 holders of record of our common stock and the closing price of our common stock was $1.40.  This figure does not include beneficial holders or common stock held in street name, as we cannot accurately estimate the number of these beneficial holders.

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

Stock Option Plan

During 2006, our 1996 Stock Option Plan expired. Subsequently, the shareholders adopted the 2006 Stock Plan. We have reserved 551,521 shares of common stock for issuance under the 2006 Stock Plan of which 258,820 shares were available for grant at December 31, 2010. Options are granted under the 2006 Stock Plan at the fair market value of our common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

On December 13, 2010, the Company entered into a stock purchase agreement pursuant to which the Company purchased all 1,549,134 shares of Company common stock held by a single shareholder for an aggregate purchase price of $1,000,000. The purchase of shares by the Company occurred after the Company received an unsolicited offer from such shareholder, and after the Company’s board of directors determined that it was in the best interests of the Company and its shareholders to effect the purchase.  The purchased shares were retired resulting in a reduction of 1,549,134 shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Fiscal 2010 vs. Fiscal 2009

For the fiscal year ended December 31, 2010, our net sales were $14,393,716, compared to net sales of $12,732,014 in the prior fiscal year ended December 31, 2009.  Net sales increased approximately 13% in 2010 compared to the prior year.  Our income from operations before interest income and income taxes was $1,143,269 in 2010, compared to operating income before interest income and income taxes of $412,324 in 2009.  Net income in 2010 was $674,930, or $0.06 per share, compared to net income of $211,559, or $0.02 per share, in 2009.

Sales of our FieldServer communications bridge products increased approximately 21% in 2010 compared to 2009.  FieldServer offerings include box products and Original Equipment Manufacturer (OEM) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators. The continued international emphasis on energy efficiency through building automation led to a 13% increase in sales of box products.  OEM modules sold under the trade name ProtoCessors are small electronic assemblies that deliver our software functionality to equipment manufacturers.  ProtoCessor shipments increased approximately 35% in 2010 compared to 2009.  ProtoCessor sales depend upon the adoption into equipment manufacturer’s designs for a range of products from lighting controls to roof top air conditioners, variable frequency drives and others.  In 2010 we benefitted by the completion of customer testing, documentation and approval cycles which led to increasing levels of shipments to original equipment manufacturers.

Our sales of gas detection products, including industrial accounts and military sales, increased by approximately 5% in 2010 compared to 2009.  Sales to international industrial accounts increased by approximately 61% while domestic industrial accounts were unchanged year over year.  Military sales, which are influenced by Navy purchasing cycles for both spare parts and new ship activity, decreased by approximately 22% in 2010 compared to 2009.   The improvement in international sales was due, in part, to the efforts we have made to develop sales in the Middle East where we have been successful in registering the company as a vendor for various national oil companies, resulting in shipments for projects in Kuwait, Saudi Arabia and Abu Dhabi.

Sales of environment controller products, which are used by telecommunications companies, increased by approximately 18% in 2010.  We supply controllers to OEM accounts for installation in new remote telephone company buildings.  We also supply sell spare parts to the telephone companies for support of the installed base of our controllers.  In 2010 there was a small increase in the number of new structures while the spare parts demand remained approximately the same as prior years. Gross profit as a percent of sales was approximately 59% in 2010 and 60% in 2009.  Our gross margins, which vary by product mix and channel of distribution, have historically remained at this level.  We did not experience any significant increases in material costs due to the weak economy and the resulting general lack of normal demand levels for fabricated materials and electronic components.  Our labor costs also remained flat during the year.

Research and development expenses, which include new product development and support for existing products, were $1,978,507, or 14% of net sales, in the fiscal year ended December 31, 2010, compared to $1,967,009, or 15% of net sales, in the fiscal year ended December 31, 2009.  We maintained our historical level of spending for engineering projects in an effort to continue to produce new products and product enhancements.

Selling and marketing expenses were $3,322,568, or 23% of net sales, in 2010, compared to $3,309,143, or 26% of net sales, in the prior year.   Increases in sales commissions expenses paid to sales professionals and independent representatives were offset by lower salary and field sales costs due to a temporary reduction in the number of regional sales managers.

General and administrative expenses, which include salaries and benefits, professional fees, and product and general liability insurance, were $1,978,451, or 14% of net sales, in 2010, compared to $1,934,609, or 15% of net sales, in 2009.  Increases in salary and benefit expenses were offset by lower depreciation expenses and by lower expenses related to SOX 404 compliance.

Our financial results reflect a revenue increase of $1,661,702 and an increase in operating income of $730,945.  As a result of our continued profitable operations, all of our current deferred income tax benefits have been utilized.  We are currently expensing income taxes at the maximum corporate rate.

Liquidity and Capital Resources

Our working capital at December 31, 2010 was $4,716,118, compared to working capital of $4,946,765 at December 31, 2009.  In December 2010 we repurchased 1,549,134 shares of the Company’s common stock for $1,000,000 of cash. There were no other significant equity or long-term debt transactions in 2010.

Inventories on hand at December 31, 2010 were $2,115,003, an increase of $222,690 compared to the end of the prior year.  At December 31, 2010, our balance sheet reflected $1,645,433 of cash and $1,708,886 of net trade receivables. At December 31, 2009, our total cash on hand was $2,203,018 and our net trade receivables were $1,354,775. Income taxes paid totaled approximately $480,258 as of December 31, 2010 compared with $106,248 as of December 31, 2009.

At December 31, 2010 and 2009, we had no long term liabilities.

We maintain a $1,000,000 line of credit with our commercial bank, secured by certain assets of ours.  The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test.  At December 31, 2010, we were in compliance with the financial covenants and there were no borrowings on the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least January 1, 2012.  There are no current plans for significant capital equipment expenditures.

Inflation

We believe that inflation will not have a material effect on our results of operations.

The continuing economic uncertainty could adversely impact our business in 2011. While order rates improved during the second half of 2010, we have taken steps to be prepared to identify and respond to future adverse conditions. We remain focused on managing production and inventory levels and are adjusting them proactively as incoming order rates change.

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

FieldServer Services
FieldServer services consist of orders for custom development of protocol drivers.  Generally, customers place orders for FieldServer products concurrently with their order for protocol drivers.  However, if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in “FieldServer Products” above, but due to the non-recurring engineering aspect of the customized driver development we are more likely to have a written evidence trail of a quotation and a hard copy order.  The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program.  When development of the driver is complete the customer is notified and can proceed with a FieldServer product (see “FieldServer Products” above).  Revenues for driver development are billed and recognized upon shipment or delivery of the related product that includes the developed protocol drivers (as noted in “FieldServer Products” above). Collectability is reasonably assured as described in “FieldServer Products” above.

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

At December 31, 2010, we determined that, based on the profitable results and full utilization of the available deferred tax benefits, no valuation allowance against the remaining accrued tax benefit is required.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees.  Based upon that evaluation, Mr. Arnold concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework.  No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financing reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a provision in the Dodd-Frank financial reform act which exempts public companies with market capitalization not exceeding $75 million from having to comply with that provision of the Sarbanes-Oxley law.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2010 that were not disclosed.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2010, based upon information furnished by such persons:

			Director or
Name	Principal Occupation or Employment	Age	Officer Since

Gordon R. Arnold	Director of the Company;	65	1984
	President, Chief Executive Officer, Chief Financial Officer
	and Secretary

Michael C. Farr	Vice President of Operations	53	1986

C. Richard Kramlich	Director of the Company	75	1980

Jay T. Last	Director of the Company	81	1977

Robert C. Marshall	Director of the Company	79	1998

All officers of the Company serve at the discretion of the Board of Directors.

Gordon R. Arnold joined Sierra Monitor Corporation, a California corporation (“Old Sierra”) in December 1979 as Operations Manager and Vice President.  He became President in 1984 and Chief Executive Officer in 1985.  In September 1989, Old Sierra merged into UMF Systems, Inc., a California corporation (“UMF”), and UMF changed its name to “Sierra Monitor Corporation.”  Mr. Arnold has served as the Company’s President, Chief Executive Officer and Chief Financial Officer since the merger and as the Company’s Secretary since February 1993.  Mr. Arnold was also a director of Old Sierra from 1984 until the merger with UMF.  Mr. Arnold’s specific qualifications and experience to serve as a member of our Board of Directors include his business management education, his thirty years of direct industry experience and over twenty five years of full time employment as CEO of the Company.

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

C. Richard Kramlich has been a Director of the Company since 1980.  Mr. Kramlich, who has more than thirty five years of venture capital experience, is a general partner and co-founder of New Enterprise Associates, a venture capital firm.  Mr. Kramlich’s present board memberships include asterPix, Inc., CITIC Pharmaceuticals, Financial Engines, Inc., Force10 Networks, Inc., KOR Electronics, MaxiScale, Inc., Movius Interactive Corporation, SmartDrive Systems, Inc., Tabula, Inc., Visual Edge Technology, Inc., Xoom Corporation, Zhone Technologies, Inc.

Mr. Kramlich received a Masters in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University.  Mr. Kramlich’s specific qualifications and experience serve as a member of our Board of Directors include his thirty years as managing general partner of a highly successful venture capital company, his membership on numerous boards of private and public companies and his thirty years participation on the board of Sierra Monitor Corporation.

Jay T. Last has been a Director of the Company since 1977.  Mr. Last, who was one of the founders of the first semiconductor manufacturing company, is a retired technologist and business investor.  Mr. Last received a Ph.D. in Physics from Massachusetts Institute of Technology. Mr. Last’s specific qualifications and experience to serve as a member of our Board of Directors include his participation in the founding of the first semiconductor manufacturing company, his involvement in the management and rapid expansion of a major public industrial conglomerate and his twenty three year participation on the board of Sierra Monitor Corporation.

Robert C. Marshall has been a Director of the Company since 1998.  Since 1997, Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm.  Mr. Marshall currently serves on the board of Bay Microsystems, and CO2Mer.  Mr. Marshall received a Bachelors degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University.  Mr. Marshall’s specific qualifications and experience to serve as a member of our Board of Directors include his participation in the founding of the first redundant computer manufacturing company, his founding of a highly successful venture capital company, his involvement in the management and turn-around of various electronic companies and his twelve year participation on the board of Sierra Monitor Corporation.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, during the past ten years, no event specified in Item 401(f) of Regulation S-K occurred with respect to a present or former director or executive officer of the Company.

With respect to the other information required by this Item 10, the sections entitled “Election of Directors - Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2011 are incorporated by reference herein.

Item 11.	Executive Compensation.

The information required by this Item 10 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2011 under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

i.     All compensation plans previously approved by security holders; and

ii.    All compensation plans not previously approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	790,000	$1.13	258,820

Equity compensation plans not approved by security holders	-	-	-

Total	790,000	$1.13	258,820

The other information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2011 under the section entitled “Security Ownership of Certain Beneficial Owners and Management.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2011 under the section entitled “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services.

The section entitled “Principal Accountant Fees and Services” in our Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2011 is incorporated by reference herein.

Item 15.	Exhibits and Financial Statement Schedule.

Financial Statements.

See Item 8 of this Annual Report on Form 10-K.

Schedules.

Not applicable.

Index to Exhibits

Exhibit Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3	Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.
10.4 (6)	Compensatory Arrangements of Certain Officers.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION

(Registrant)

By:	/s/ Gordon R. Arnold
Gordon R. Arnold
Chief Executive Officer
Dated: March 25, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 25, 2011	Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive, Financial
	and Accounting Officer)	By	/s/ Gordon R. Arnold
Gordon R. Arnold

March 25, 2011	Director	By	/s/ C. Richard Kramlich
C. Richard Kramlich

March 25, 2011	Director	By	/s/ Jay T. Last
Jay T. Last

March 25, 2011	Director	By	/s/ Robert C. Marshall
Robert C. Marshall

SIERRA MONITOR CORPORATION
Financial Statements

SIERRA MONITOR CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Sierra Monitor Corporation

We have audited the accompanying balance sheets of Sierra Monitor Corporation (the “Company”) as of December 31, 2010 and 2009, and the related statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California

March 25, 2011

SIERRA MONITOR CORPORATION

Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash	$1,645,433	$2,203,018
Trade receivables, less allowance for doubtful accounts of approximately $82,000 in 2010 and $70,000 in 2009, respectively	1,708,886	1,354,775
Inventories, net	2,115,003	1,892,313
Prepaid expenses	178,819	240,204
Deferred tax assets	298,410	259,855
Total current assets	5,946,551	5,950,165

Property and equipment, net	294,424	238,377
Other assets	154,816	167,615

Total assets	$6,395,791	$6,356,157

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$704,539	$523,763
Accrued compensation expenses	432,127	372,035
Income taxes payable	20,879	34,251
Other current liabilities	72,888	73,351
Total current liabilities	1,230,433	1,003,400

Deferred tax liability	54,095	14,575
Total liabilities	1,284,528	1,017,975

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,896,942 and 11,438,212 shares issued and outstanding, respectively	9,897	11,438
Additional paid-in capital	2,694,894	3,595,202
Retained earnings	2,406,472	1,731,542
Total shareholders’ equity	5,111,263	5,338,182

Total liabilities and shareholders’ equity	$6,395,791	$6,356,157

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Income

For the Years Ended December 31, 2010 and 2009

	2010	2009
Net sales	$14,393,716	$12,732,014
Cost of goods sold	5,970,921	5,108,929
Gross profit	8,422,795	7,623,085
Operating expenses:
Research and development	1,978,507	1,967,009
Selling and marketing	3,322,568	3,309,143
General and administrative	1,978,451	1,934,609
	7,279,526	7,210,761
Income from operations	1,143,269	412,324
Interest income	4,039	949
Income before provision for income tax expense	1,147,308	413,273
Income tax expense	472,378	201,714
Net income	$674,930	$211,559
Net income attributable to common shareholders per common share:
Basic	$0.06	$0.02
Diluted	$0.06	$0.02
Weighted-average number of shares used in per share computations:
Basic	11,389,972	11,434,045
Diluted	11,469,878	11,765,541

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2010 and 2009

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2008	11,428,212	$11,428	$3,485,964	$1,519,983	$5,017,375
Stock options exercised	10,000	10	5,990	–	6,000
Stock option compensation	–	–	103,248	–	103,248
Net income	–	–	–	211,559	211,559
Balance as of December 31, 2009	11,438,212	$11,438	$3,595,202	$1,731,542	$5,338,182
Stock options exercised	7,864	8	(8)	–	-
Shares repurchased	(1,549,134)	(1,549)	(998,451)		(1,000,000)
Stock option compensation	–	–	98,151	–	98,151
Net income	–	–	–	674,930	674,930
Balance as of December 31, 2010	9,896,942	$9,897	$2,694,894	$2,406,472	$5,111,263

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income	$674,930	$211,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	172,273	222,967
Amortization	65,550	59,665
Deferred income taxes	(38,555)	39,566
Provision for bad debt expense	12,172	30,880
Provision for inventory losses	(7,107)	(8,000)
Stock-based compensation expense	98,151	103,248
Changes in operating assets and liabilities:
Trade receivables	(366,283)	276,191
Inventories	(215,583)	83,693
Prepaid expenses	61,385	(50,815)
Other assets	2,549	-
Income tax deposit	-	48,295
Accounts payable	180,775	1,939
Accrued compensation expenses	60,092	(13,271)
Income taxes payable	(13,372)	27,978
Deferred tax liability	39,520	(27,923)
Other current liabilities	(463)	(24,981)
Net cash provided by operating activities	726,034	980,991

Cash flows from investing activities:
Purchases of property and equipment	(228,319)	(122,620)
Purchases of other assets	(55,300)	-
Net cash used in investing activities	(283,619)	(122,620)

Cash flows from financing activities:
Shares repurchased	(1,000,000)	-
Proceeds from exercise of options	-	6,000
Net cash (used in) provided by financing activities	(1,000,000)	6,000

Net (decrease) increase in cash	(557,585)	864,371

Cash – beginning of year	2,203,018	1,338,647
Cash – end of year	$1,645,433	$2,203,018

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$480,258	$106,248

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2010 and 2009

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

Concentrations

We currently maintain substantially all of our day to day operating cash with a major financial institution.  At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $1,395,000 and $1,953,000 were in excess of such insured amounts at December 31, 2010 and 2009, respectively.

The Company grants credit to customers within the United States of America and generally does not require collateral.  We have international sales (see Note 8) that are generally prepaid or paid through a letter of credit.  Our ability to collect receivables is affected by economic fluctuations in the industrial and geographic areas served by us.  Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient.  Although management expects to collect amounts due, actual collections may differ from the estimated amounts.

No customer accounted for more than 10% of accounts receivable at December 31, 2010 and one customer accounted for more than 10% of accounts receivable at December 31, 2009.  No customers accounted for more than 10% of sales for either of the years ended December 31, 2010 and 2009.

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

Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized.  Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.  ASC 360-10 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale.  Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.  At December 31, 2010 and 2009, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets and no long-lived assets are held for sale.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

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

For the year ended December 31, 2010 and 2009, the Company's statements of operations reflected an increase in salaries and benefits expense of $98,151 and $103,248, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share.

Warranty

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment.  Warranty issues are usually resolved with repair or replacement of the product.  Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company's ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized.  At December 31, 2010 and 2009, warranty reserve approximated $63,000, which is recorded under other current liabilities in the accompanying balance sheets.

Advertising

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations.  Advertising expenses were approximately $160,000 and $157,000 for the years ended December 31, 2010 and 2009, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying statements of income in accordance with ASC 605-45, Revenue Recognition.

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

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the years ended December 31, 2010 and 2009, respectively:

	2010	2009

Basic earnings per share – weighted-average number of shares of common stock outstanding	11,389,972	11,434,045

Effect of dilutive stock options	79,906	331,496

Diluted earnings per share – dilutive potential common shares	11,469,878	11,765,541

For purposes of calculating diluted earnings per share, there were no adjustments to net income.

For the years ended December 31, 2010 and December 31, 2009, options to acquire 471,000 and 17,000 shares of common stock, respectively, were not considered dilutive potential shares of common stock as their exercise prices were greater than the average market price of the Company’s common stock during the years then ended.

Segments of Business

ASC 280-10, Segment Reporting requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations, however, the Chief Executive Officer (“CEO”) reviews financial information on an entity level (see Note 8).

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

The Company does not have any assets and liabilities that are measured at fair value on a recurring basis and, during the years ended December 31, 2010 and 2009, did not have any assets and liabilities that were measured at fair value on a non-recurring basis.

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

Note 2 – Inventories

A summary of inventories as of December 31 is as follows:

	2010	2009
Raw materials	$798,986	$823,789
Work in process	1,094,941	926,840
Finished goods	323,142	250,857
	2,217,069	2,001,486
Obsolescence reserve	(102,066)	(109,173)

	$2,115,003	$1,892,313

Note 3 - Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2010	2009
Machinery and equipment	$670,045	$632,927
Furniture, fixtures, and leasehold improvements	925,845	819,860

	1,595,890	1,452,787
Less accumulated depreciation and amortization	(1,301,466)	(1,214,410)

	$294,424	$238,377

Note 4 - Employee Stock Compensation Plan

During 2006, the shareholders adopted the 2006 Stock Plan. Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

As of December 31, 2010, there were 258,820 shares still available for grant under the Company’s 2006 Stock Plan. A summary of stock option transactions for the two years ended December 31, 2010 is as follows:

			Weighted-
		Range of	average
	Options	prices	exercise price
Balance as of December 31, 2008	767,000	0.23 – 2.65	1.09
Granted	39,000	1.70	1.70
Exercised	(10,000)	0.60	0.60
Forfeited or expired	(3,000)	1.50	1.32
Balance as of December 31, 2009	793,000	0.23 – 2.65	1.12
Granted	42,000	1.45	1.45
Exercised	(7,864)	1.10	1.10
Forfeited or expired	(37,136)	1.10 - 1.70	1.55
Balance as of December 31, 2010	790,000	0.23 – 2.65	1.13

Options outstanding that have vested and are expected to vest as of December 31, 2010 are as follows:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Term in
	Shares	Exercise Price	Years
Vested	701,010	$1.12	3.7
Expected to vest	88,990	1.45	9.8
Total	790,000	1.13	4.0

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of ASC 718 which are estimated when compensation costs are recognized.

The following table summarizes information about the Company’s stock options outstanding under the 1996 and 2006 Stock Plans as of December 31, 2010:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
Exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$0.23 – 1.50	485,000	2.1	$0.86	485,000	$0.86
$1.50 - 2.65	305,000	7.1	$1.56	216,010	$1.53

	790,000	4.0	$1.13	701,010	$1.07

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 and 2009 approximated $0.50 and $0.99 per share respectively.  The weighted average grant date fair values of options granted during the years ended December 31, 2010 and 2009 were $1.09 and $1.70 per share, respectively.  Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2010	2009
Expected life	8 years	8 years
Estimated volatility	80%	113%
Risk-free interest rate	1.25%	2.39%
Dividends	None	None

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

The total intrinsic value of options exercised during 2010 and 2009 was $32,450 and $6,000, respectively.

Note 5 - Commitments

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through 2016.  Certain leases require the payment of property taxes, utilities and insurance, and provide options to extend the lease term.

Our principal executive, administrative, manufacturing and engineering operations are located in a 15,800 square foot leased facility in Milpitas, California under a lease scheduled to expire on March 31, 2015.  An additional 12,600 square feet are leased for warehouse, office and expansion space in an adjacent building.

As of December 31, 2010, future minimum lease payments are as follows:

Year ending
December 31,

2011	222,156
2012	222,156
2013	222,156
2014	222,156
2015	74,052
$962,676

Rent expense was approximately $236,000 and $322,000 in 2010 and 2009, respectively, which is apportioned to the various departments in the accompanying statements of income.

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

Note 6 – Line-of-Credit

As of December 31, 2010, the Company has a $1,000,000 line of credit, secured by certain assets of the Company, that bears interest at the bank's prime rate (3.25% at December 31, 2010) plus 0.5%.  The line of credit requires annual renewal and compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and a quarterly profitability test.  At December 31, 2010, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

Note 7 - Income Taxes

The components of income tax expense consist of the following for the years ended December 31:

	2010	2009

Current:
Federal	$354,843	$150,334
State	116,569	39,738
Adjustments to state for PY difference	—	—

Total current	471,412	190,072

Deferred:
Federal	1,984	8,873
State	(1,018)	2,769
Adjustments to state for PY difference	—	—

Total deferred	966	11,642

Total Income Tax	$472,378	$201,714

At December 31, 2010 and 2009, the Company has no federal or state net operating loss carry-forwards.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009
Accruals and reserves	$261,225	$245,367
State taxes	37,185	14,488
Property, plant and equipment	(54,095)	(14,575)

Total Deferred Tax Assets	244,315	245,280

Valuation allowance	—	—

Total Deferred Tax Assets, Net	$244,315	$245,280

In assessing the realize-ability of deferred tax assets, management considers whether it is more likely than not that some portion or the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods to which the deferred tax assets are applicable, management believes it is more likely than not the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance was deemed necessary at December 31, 2010 and 2009.

The Company accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Company and, therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2010 and 2009.

The reported income tax expense for the years ended December 31, 2010 and 2009 differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2010	2009

Computed tax expense	$390,085	$140,514
Nondeductible items and other	10,110	37,182
Current and deferred state taxes, net of federal benefit	72,183	28,123
Credits utilized	—	(4,105)

Total Income Tax Expense	$472,378	$201,714

Note 8 - Segment Reporting

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

In addition, the CEO reviews the following information on revenues by product category.

	2010	2009

Gas detection devices	$6,575,734	$6,257,000
Environmental controllers	934,545	793,000
FieldServers	6,883,437	5,682,000

	$14,393,716	$12,732,000

The Company sells its products to companies located primarily in the United States. In both years ended December 31, 2010 and 2009, sales to international customers were 19%.

Exhibit Index.

Exhibit Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3	Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.
10.4(6)	Compensatory Arrangements of Certain Officers.
23.1	Consents of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2008.