Form 10-Q
period 2011-03-31
SIERRA MONITOR CORP /CA/
filed 2011-05-11
CIK 100625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                             Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock, as of May 11, 2011 was 9,896,942.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SIERRA MONITOR CORPORATION
Condensed Balance Sheets

	March 31, 2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash	$1,477,933	$1,645,433
Trade receivables, less allowance for doubtful accounts of approximately $85,000 and $82,000, respectively	2,005,321	1,708,886
Inventories, net	2,531,992	2,115,003
Prepaid expenses	164,348	178,819
Income tax deposit	3,700	-
Deferred income taxes - current	298,410	298,410
Total current assets	6,481,704	5,946,551
Property and equipment, net	396,105	294,424
Other assets	179,322	154,816
Total assets	$7,057,131	$6,395,791
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$804,136	$704,539
Accrued compensation expenses	404,751	432,127
Other current liabilities	116,591	72,888
Income taxes payable	222,087	20,879
Total current liabilities	1,547,565	1,230,433
Deferred tax liability	54,095	54,095
Total liabilities	$1,601,660	$1,284,528

Commitments and contingencies Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,896,942 shares issued and outstanding, respectively	9,897	9,897
Additional paid-in capital	2,722,479	2,694,894
Retained earnings	2,723,095	2,406,472
Total shareholders' equity	5,455,471	5,111,263
Total liabilities and shareholders’ equity	$7,057,131	$6,395,791

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations
(Unaudited)

	For the three months ended
	March 31, 2011	March 31, 2010
Net sales	$4,168,417	$2,903,080
Cost of goods sold	1,659,274	1,224,042
Gross profit	2,509,143	1,679,038
Operating expenses
Research and development	545,074	483,022
Selling and marketing	884,439	831,976
General and administrative	552,217	486,239
	1,981,730	1,801,237
Income (loss) from operations	527,413	(122,199)
Interest income	292	1,047
Income (loss) before income taxes	527,705	(121,152)
Income tax provision (benefit)	211,082	(48,046)
Net income (loss)	$316,623	$(73,106)
Net income (loss) available to common shareholders per common share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)
Weighted average number of common shares used in per share computations:
Basic	9,896,942	11,438,212
Diluted	10,102,942	11,438,212

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income (loss)	$316,623	$(73,106)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	64,068	64,882
Allowance for doubtful accounts	3,000	13,000
Provision for inventory losses	15,000	-
Stock-based compensation expense	27,585	27,210
Change in operating assets and liabilities:
Trade receivables	(299,435)	(279,934)
Inventories	(431,989)	(244,381)
Prepaid expenses	14,471	13,157
Other assets	(5,394)	-
Income tax deposit	(3,700)	(5,048)
Deferred income taxes	-	(54,253)
Accounts payable	99,597	175,330
Income taxes payable	201,208	(34,251)
Accrued compensation expenses	(27,376)	(18,730)
Other current liabilities	43,703	41,394
Net cash provided by (used in) operating activities	17,361	(374,730)
Cash flows from investing activities:
Purchases of property and equipment	(149,048)	(27,523)
Purchases of other assets	(35,813)	-
Net cash used in investing activities	(184,861)	(27,523)
Net decrease in cash	(167,500)	(402,253)
Cash at beginning of period	1,645,433	2,203,018
Cash at end of period	$1,477,933	$1,800,765

Supplemental cash flow information:
Cash paid for income taxes	$9,824	$40,458

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION
Notes to the Interim Condensed Financial Statements
(Unaudited)
March 31, 2011

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  Amounts related to disclosure of December 31, 2010 balances within these interim condensed financial statements were derived from the audited 2010 financial statements and notes thereto.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 25, 2011.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.  The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

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

Recent accounting pronouncements discussed in the notes to the December 31, 2010 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 25, 2011, that are required to be adopted during the year ending December 31, 2010, did not have or are not expected to have a significant impact on the Company’s 2011 financial statements.

c)	Employee Stock-Based Compensation

As of March 31, 2011, the Company had one approved stock-based employee compensation plan for issuing stock options, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that have not expired or otherwise terminated.

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

For the three-month periods ended March 31, 2011 and 2010, general and administrative expenses included $27,585 and $27,210, respectively, decreasing (increasing) the Company's income (loss) from continuing operations, income (loss) before provision (benefit) for income taxes and net income (loss) resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2011 and 2010.

Inventories

A summary of inventories are as follows:
	March 31, 2011	December 31, 2010
Raw materials	$941,429	$798,986
Work-in-process	880,077	700,264
Material at vendor	461,990	394,677
Finished goods	365,562	323,142
Less: Allowance for obsolescence reserve	(117,066)	(102,066)
	$2,531,992	$2,115,003

Net Income (Loss) Per Share

Basic income (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method.  No adjustments to earnings were made for purposes of per share calculations.

At March 31, 2011, outstanding options to acquire 481,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.  At March 31, 2010, outstanding options to acquire 56,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

During the three-month period ended March 31, 2010 the Company reported a net loss.  As a result, 314,719 shares of common stock issuable upon exercise of stock options were excluded from the calculation of diluted loss per share for the three-month period ended March 31, 2010, because their inclusion would have been anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2011 and 2010, respectively:
	Three months ended
	March 31, 2011	March 31, 2010
Basic EPS – weighted-average number of common shares outstanding	9,896,942	11,438,212
Effect of dilutive potential common shares – stock options outstanding	206,000	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,102,942	11,438,212

Comprehensive Income (Loss)

The Company has no components of other comprehensive income (loss) and, accordingly, comprehensive income (loss) is the same as net income (loss) for all periods presented.

Concentrations

No customers made up more than 10% of accounts receivable at March 31, 2011, and no customer made up more than 10% of accounts receivable at December 31, 2010.  Also, no customers individually made up more than 10% of net sales for the three month periods ended March 31, 2011 and March 31, 2010.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $1,228,000 and $1,395,000 were in excess of such insured amounts at March 31, 2011 and December 31, 2010, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the periods ended March 31:

	Three months ended
	March 31, 2011	March 31, 2010
Gas detection devices	$1,722,760	$1,277,440

Environment controllers	335,673	258,186

FieldServers	2,109,984	1,367,454
	$4,168,417	$2,903,080

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000.  No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2011 and there were no outstanding balances at March 31, 2011 and December 31, 2010.  As of March 31, 2011, the Company is in compliance with covenants required by the line of credit.

Stock Option Grants

No stock options were granted during the three-month periods ended March 31, 2011 and 2010.

Stock Option Exercises and Expirations

No stock options were exercised by employees and no stock options expired during the three-month period ended March 31, 2011.  During the three-month period ended March 31, 2010, no stock options were exercised by employees and no stock options expired.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements.  Such forward-looking statements include any expectations of operating and non-operating expense, including research and development expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to the Company’s positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance.  These statements are subject to various risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors indentified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC and elsewhere.  We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results.  We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three months ended March 31, 2011, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $4,168,417 compared to $2,903,080 for the three months ended March 31, 2010.  The results for the first quarter of fiscal 2011 represent a 44% increase from the same period in the prior year.

Our overall sales in the first quarter of 2011 benefited from our strong backlog at the end of 2010 combined with continued order bookings at the beginning of the year, which has traditionally been a period of lower activity.

Our sales of gas detection products, including industrial accounts and military sales, increased by approximately 35% in the first quarter of 2011 compared to the same period in 2010.  Sales to industrial accounts were 24% higher and military sales were 96% higher in the first quarter of 2011 compared to the same period in 2010.  Our sales to the U.S. Navy are dependent upon military spending and we generally experience quarterly fluctuations in military sales consistent with the change in the first quarter of 2011 compared to the first quarter of 2010.

In the first quarter of 2011, our sales of environmental controllers to the telecommunications industry were 30% higher compared to the first quarter of 2010.  Sales of environment controllers depend on deployment of new remote structures and purchases of spare parts by AT&T, Verizon and other carriers and currently represent approximately 8% of our total net sales.

Sales of our FieldServer products increased approximately 54% in the first quarter of 2011 compared to the first quarter of 2010.  FieldServer products include box products and original equipment manufacturer (“OEM”) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators.  OEM products are sold to companies that integrate our products into their commercial offerings.  While demand for box products increased 27% in the first quarter of compared to the same period in 2010, OEM sales were 96% higher in the first quarter of 2011 compared to the same period in 2010.  The increase in OEM product sales is due to additional manufacturers moving from testing and qualification stages to full production demands combined with an improved general economy compared to the same period in 2010.

Gross profit for the three-month period ended March 31, 2011 was $2,509,143, or 60% of net sales, compared to $1,679,038, or 58% of net sales, in the same period the previous year.  Changes in our gross profit are generally influenced by product mix, channel of distribution and price discounting.  Price discounting, which reduces the gross margin is generally related to competitive pricing for large gas detection projects.  In the first quarter of 2011 there were no large, discounted, gas detection projects shipped.  The improved gross margins are primarily the result of favorable product mix and lack of discounting to distribution channels and large project customers.  Although we are experiencing a gradual increase in labor and materials costs these increases have not significantly impacted our overall profit margins.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $545,074 or 13% of net sales, for the three-month period ended March 31, 2011, compared with $483,022 or 17% of net sales, in the comparable period in 2010.   Higher compensation expenses and costs related to the release of a redesign of one of our FieldServer products contributed to the increase in research and development expenses in the first quarter of 2011 compared with the first quarter of 2010.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three-month period ended March 31, 2011 were $884,439, or 21% of net sales, compared to $831,976, or 29% of net sales, in the same period in the prior year.  The higher selling and marketing expenses in the first quarter of 2011 compared to the same period last year are due, primarily, to increased compensation and benefit expenses including higher sales commission expenses as a result of the higher net sales level.

General and administrative expenses for the first quarter of 2011 were $552,217, or 13% of net sales, compared to $486,239, or 17% of net sales, in the same period in the prior year.  General and administrative expenses have increased due, in part, to higher compensation expenses, higher professional services fees primarily related to audits and higher information technology support expenses.

Our income from operations for the three-month period ended March 31, 2011 was $527,413, or 13% of net sales, compared to loss from operations of $122,199, or -4% of net sales, in the same period in the prior year.  The increased income is primarily the result of higher net sales.

Net income for the three-month period ended March 31, 2011 was $316,623, or approximately 8% of net sales, compared to net loss of $73,106, or approximately -3% of net sales, for the same period in the prior year.  The increase in net income is primarily the result of higher net sales.

Liquidity and Capital Resources

During the three months ended March 31, 2011, net cash provided by operating activities was approximately $17,000 compared to approximately $375,000 consumed for the same period in 2010.  Working capital was approximately $4,934,000 at March 31, 2011, an increase of approximately $218,000 from December 31, 2010.  At March 31, 2011, our balance sheet reflected approximately $1,478,000 of cash and $2,005,000 of net trade receivables. At December 31, 2010, our total cash on hand was approximately $1,645,000 and our net trade receivables were $1,709,000.

At March 31, 2011, we had no long term liabilities.

We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank which matures on July 10, 2011. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At March 31, 2011, the Company was in compliance with the financial covenants and there were no borrowings on this line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least January 1, 2012.  There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

SIERRA MONITOR CORPORATION
Registrant

Date: May 11, 2011	By:	/s/ Gordon R. Arnold
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