Form 10-Q
period 2011-06-30
SIERRA MONITOR CORP /CA/
filed 2011-08-10
CIK 100625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10 - Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of August 10, 2011 was 9,901,177.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION
Condensed Balance Sheets

	June 30, 2011	December 31,
Assets	(unaudited)	2010
Current assets:
Cash	$1,628,276	$1,645,433
Trade receivables, less allowance for doubtful accounts
of approximately $93,000 and $82,000, respectively	1,746,550	1,708,886
Inventories, net	2,450,853	2,115,003
Prepaid expenses	136,059	178,819
Income tax deposits	459,200	-
Deferred income taxes - current	298,410	298,410
Total current assets	6,719,348	5,946,551

Property and equipment, net	424,814	294,424
Other assets	170,860	154,816

Total assets	$7,315,022	$6,395,791
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$588,436	$704,539
Accrued compensation expenses	514,182	432,127
Other current liabilities	98,998	72,888
Income taxes payable	364,814	20,879
Total current liabilities	1,566,430	1,230,433

Deferred tax liability	54,095	54,095
Total liabilities	1,620,525	1,284,528

Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,901,177 and 9,896,942 shares issued and outstanding, respectively	9,901	9,897
Additional paid-in capital	2,734,300	2,694,894
Retained earnings	2,950,296	2,406,472
Total shareholders' equity	5,694,497	5,111,263
Total liabilities and shareholders’ equity	$7,315,022	$6,395,791

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	$3,984,361	$3,517,732	$8,152,778	$6,420,812
Cost of goods sold	1,628,853	1,432,443	3,288,127	2,656,485
Gross profit	2,355,508	2,085,289	4,864,651	3,764,327
Operating expenses
Research and development	549,992	503,908	1,095,066	986,930
Selling and marketing	917,515	842,514	1,801,954	1,674,490
General and administrative	509,643	489,104	1,061,860	975,343
	1,977,150	1,835,526	3,958,880	3,636,763
Income from operations	378,358	249,763	905,771	127,564
Interest income	312	900	602	1,947
Income before income taxes	378,670	250,663	906,373	129,511
Income tax provision	151,467	99,851	362,549	51,805
Net income	$227,203	$150,812	$543,824	$77,706
Net income available to common shareholders per common share
Basic:	$0.02	$0.01	$0.05	$0.01
Diluted:	$0.02	$0.01	$0.05	$0.01
Weighted average number of common shares used in per share computations
Basic:	9,896,942	11,448,045	9,896,942	11,443,129
Diluted:	10,141,609	11,602,565	10,134,794	11,606,530

 See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$543,824	$77,706
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	138,378	126,162
Provision for bad debt expense	11,157	15,000
Provision for inventory loss	20,000	5,000
Stock based compensation expense	39,410	53,146
Changes in operating assets and liabilities:
Trade receivables	(48,821)	(733,690)
Inventories	(355,850)	(18,929)
Prepaid expenses	42,760	71,218
Other assets	(5,394)	-
Income tax deposit	(459,200)	(5,848)
Income tax payable	343,935	11,347
Accounts payable	(116,103)	14,327
Accrued compensation expenses	82,055	96,844
Other current liabilities	26,110	26,598
Net cash provided by (used in) operating activities	262,261	(261,119)
Cash flows from investing activities:
Purchase of property and equipment	(234,206)	(147,112)
Purchase of other assets	(45,212)	-
Net cash used in investing activities	(279,418)	(147,112)
Net decrease in cash	(17,157)	(408,231)
Cash at beginning of period	1,645,433	2,203,018
Cash at end of period	$1,628,276	$1,794,787
Supplemental cash flow information
Cash paid for income taxes	$459,200	$41,258

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements
(Unaudited)
June 30, 2011

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

Recent accounting pronouncements discussed in the notes to the December 31, 2010 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 25, 2011, that are required to be adopted during the year ended December 31, 2010, did not have or are not expected to have a significant impact on the Company’s 2011 financial statements.

c)	Employee Stock-Based Compensation

As of June 30, 2011, the Company had one approved stock-based employee compensation plan for issuing stock options, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that have not expired or otherwise terminated.

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

For the six-month periods ended June 30, 2011 and 2010, general and administrative expenses included $39,410 and $53,146, respectively, resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the six-month periods ended June 30, 2011 and 2010.

Inventories

A summary of inventories follows:

	June 30, 2011	December 31, 2010
Raw materials	$985,305	$798,986
Work-in-process	863,087	700,264
Material at vendor	321,062	394,677
Finished goods	403,465	323,142
Less: Allowance for obsolescence reserve	(122,066)	(102,066)
	$2,450,853	$2,115,003

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

At June 30, 2011 and 2010, outstanding options to acquire 192,000 and 233,500, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2011 and 2010, respectively:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Basic EPS – weighted-average number of common shares outstanding	9,896,942	11,448,045	9,896,942	11,443,129
Effect of dilutive potential common shares – stock options outstanding	244,667	154,520	237,852	163,401
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,141,609	11,602,565	10,134,794	11,606,530

Concentrations

No customer accounted for more than 10% of accounts receivable at June 30, 2011 and at December 31, 2010.  No customer individually made up more than 10% of net sales for the three and six-month periods ended June 30, 2011 or June 30, 2010.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $1,378,000 and $1,395,000 were in excess of such insured amounts at June 30, 2011 and December 31, 2010, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gas detection devices	$1,922,967	$1,498,549	$3,645,726	$2,775,988
Environment controllers	226,833	226,429	562,506	484,616
FieldServers	1,834,561	1,792,754	3,944,546	3,160,208
	$3,984,361	$3,517,732	$8,152,778	$6,420,812

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000.  No borrowings have been made under the Company’s line of credit during the first six months of fiscal year 2011 and there were no outstanding balances at June 30, 2011 and December 31, 2010.  As of June 30, 2011, the Company was in compliance with covenants required by the line of credit.

Stock Option Grants

A total of 143,000 stock options were granted during the three and six-month periods ended June 30, 2011.  No stock options were granted during the three and six-month periods ended June 30, 2010.

Stock Option Exercise and Expiration

In the six-month period ended June 30, 2011, a total of 4,235 shares of common stock were issued as a result of employee net exercises of stock options.  During the same period, 2,000 options expired.

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

Results of Operations

For the three-month period ended June 30, 2011, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $3,984,361 compared to $3,517,732 for the three-month period ended June 30, 2010.  For the six-month period ended June 30, 2011, net sales were $8,152,778 compared with $6,420,812 for the six-month period ended June 30, 2010.   The sales results for the three and six-month periods ended June 30, 2011 represent increases of 13% and 27%, respectively, compared to the same periods in 2010.

For the three-month period ended June 30, 2011, sales of our gas detection products, including industrial accounts and military sales, were approximately $1,923,000 compared to $1,499,000 in the three-month period ended June 30, 2010.  For the six-month period ended June 30, 2011, sales of our gas detection products, including industrial accounts and military sales, were approximately $3,646,000 compared to $2,776,000 in the same period in 2010.  These results represent a 28% year-over-year increase in the second quarter and a 31% year-over-year increase in the year-to-date period.   The increase in sales of gas detection products is due, in part to a higher level of military shipments.   Military sales cycles are unpredictable because they are dependent upon US Navy purchases of gas detection systems for new ships and related spare part purchase cycles.  Our industrial account sales also increased as a result of generally stronger demand for our smart gas detection modules that can be used for stand-alone applications or for integration into larger gas detection systems.

Sales of Environment Controllers to the telecommunications industry in the three-month period ended June 30, 2011 were approximately $227,000 compared to approximately $226,000 in the three-month period ended June 30, 2010.  In the six-month period ended June 30, 2011 sales of Environment Controllers were approximately $563,000 compared to $485,000 in the same period in 2010.  The improvement in sales to the telecommunications industry is due to a small increase in the number of environment controllers sold for new underground telecommunications vaults combined with improved demands for retro-fit controllers for older telecommunications vaults.

In the three-month period ended June 30, 2011, sales of FieldServer products were approximately $1,835,000, representing a 2% increase, compared to $1,793,000 in the same period in 2010. In the six-month period ended June 30, 2011, sales of our FieldServer products were approximately $3,945,000, representing a 25% increase, compared to $3,160,000 in the same period in 2010.  FieldServer products include box products and original equipment manufacturer (“OEM”) modules.  Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators.  Box product sales decreased approximately 12% in the three-month period ended June 30, 2011 on a year-over-year basis. In the second quarter of 2010 box product sales were significantly higher primarily due to a single international order; there was no comparable order in the second quarter of 2011.Box product sales decreased approximately 12% in the three-month period ended June 30, 2011 on a year-over-year basis.  The decrease in sales of box products is due, primarily, to single order for over $150,000 in 2010 for a major fire panel integration project in Saudi Arabia.  OEM module sales increased approximately 27% in the three-month period ended June 30, 2011 as compared to the same period in 2010, and 58% on a year-to-date basis in 2011 compared to the prior year period.  The higher level of sales in each of the three and six-month periods ended June 30, 2011 reflect sustained deliveries to mature accounts, continued improvements in run rates for recent adopter customers and incremental sales to new customers.

Gross profit for the three-month period ended June 30, 2011 was $2,355,508 or 59% of sales compared to $2,085,289, or 59% of sales, in the same period in the previous year.  Gross profit for the six-month period ended June 30, 2011 was $4,864,651, or 60% of sales, compared to $3,764,327, or 59% of sales, in the same period in the previous year.  Although gross profit varies by product group and by the channel of distribution, the range of gross profit between 59% and 60% is consistent with our historical experience.  There have been no major changes in selling prices and no significant changes in materials or labor costs during calendar year 2010 and year to date 2011.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $549,992, or 14% of sales, for the three-month period ended June 30, 2011 compared to $503,908, or 14% of sales, in the comparable period in 2010.  In the six-month periods ended June 30, 2011 and June 30, 2010, research and development expenses were $1,095,066, or 13% of sales, and $986,930, or 15% of sales, respectively.  We have maintained our investments in developing new products and writing new protocol drivers.  Increases in professional labor expense and facility rent combined with costs related to building prototypes of new products contributed to the higher expenses for research and development.  There have been no other significant changes in engineering expenses in the three and six-month reporting periods ended June 30, 2011.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $917,515, or 23% of sales for the three-month period ended June 30, 2011, compared to $842,514, or 24% of sales, in the comparable period in the prior year.  For the six-month periods ended June 30, 2011 and June 30, 2010, selling and marketing expenses were $1,801,954, or 22% of sales, and $1,674,490, or 26% of sales, respectively.  Sales labor expenses increased in the current year due to a return to full staffing level of the sales team.  Commission expenses for independent sales representatives increased consistent with the increase in gas detection products sales levels.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses and fees for professional services, were $509,643 or 13% of sales, for the three-month period ended June 30, 2011 compared to $489,104 or 14% of sales, in the three-month period ended June 30, 2010.  For the six-month periods ended June 30, 2011 and June 30, 2010, general and administrative expenses were $1,061,860, or 13% of sales, and $975,343, or 15% of sales, respectively. Higher wage and salary expenses due to headcount increases combined with higher depreciation and higher Information Technology (IT) expenses contributed to the overall increase in general and administrative expenses in both the three-month and six-month periods of 2011.

In the three-month period ended June 30, 2011, our income from operations was $378,358, representing an increase of $128,595 compared to our income from operations of $249,763 in the three-month period ended June 30, 2010.  In the six-month period ended June 30, 2011, our income from operations was $905,771, representing an increase of $778,207 compared to our income from operations of $127,564 in the six-month period ended June 30, 2010.  The increased income in the three and six-month periods ended June 30, 2011 is due to higher sales levels without compromise to gross margins or fixed expenses.

After interest and tax provisions, our net income for the three-month period ended June 30, 2011 was $227,203 compared to net income of $150,812 in the same period of 2010.  For the six-month period ended June 30, 2011, our net income was $543,824 compared to a net income of $77,706 in the same period of 2010.

Liquidity and Capital Resources

During the six months ended June 30, 2011, net cash provided by operating activities was approximately $262,000 compared to net cash consumed of approximately $261,000 for the same period in 2010.  Working capital was approximately $5,153,000 at June 30, 2011, an increase of approximately $437,000 from December 31, 2010.  At June 30, 2011, our balance sheet reflected approximately $1,628,000 of cash and $1,747,000 of net trade receivables. At December 31, 2010, our total cash on hand was approximately $1,645,000 and our net trade receivables were $1,709,000.

At June 30, 2011, we had no long term liabilities.

We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank which matures on September 10, 2011. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At June 30, 2011, the Company was in compliance with the financial covenants and there were no borrowings on this line of credit.

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

SIERRA MONITOR CORPORATION

Registrant

Date:August 10, 2011	By:	/s/ Gordon R. Arnold
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