Form 10-Q
period 2011-09-30
SIERRA MONITOR CORP /CA/
filed 2011-11-10
CIK 100625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2011

or

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of November 9, 2011, was 9,901,177.

  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

Assets	September 30,	December 31,
	2011	2010
	(unaudited)
Current assets:
Cash	$1,731,363	$1,645,433
Trade receivables, less allowance for doubtful accounts of approximately $96,000 and $82,000, respectively	1,836,633	1,708,886
Inventories, net	2,572,252	2,115,003
Prepaid expenses	123,756	178,819
Income tax deposits	524,200	-
Deferred income taxes	298,410	298,410
Total current assets	7,086,614	5,946,551

Property and equipment, net	389,192	294,424
Other assets	157,068	154,816
Total assets	$7,632,874	$6,395,791

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$637,864	$704,539
Accrued compensation	465,138	432,127
Other current liabilities	93,098	72,888
Income taxes payable	485,971	20,879
Total current liabilities	1,682,071	1,230,433

Deferred tax liability	54,095	54,095
Total liabilities	1,736,166	1,284,528

Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,901,177 and 9,896,942 shares issued and outstanding, respectively	9,901	9,897
Additional paid-in capital	2,754,775	2,694,894
Retained earnings	3,132,032	2,406,472
Total shareholders' equity	5,896,708	5,111,263
Total liabilities and shareholders’ equity	$7,632,874	$6,395,791

See accompanying notes to the unaudited interim condensed financial statements.

  SIERRA MONITOR CORPORATION

  Condensed Statements of Operations

  (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$3,803,336	$3,752,014	$11,956,114	$10,172,826
Cost of goods sold	1,563,419	1,526,581	4,851,546	4,183,066
Gross profit	2,239,917	2,225,433	7,104,568	5,989,760
Operating expenses
Research and development	552,950	496,273	1,648,016	1,483,203
Selling and marketing	857,828	847,190	2,659,782	2,521,680
General and administrative	526,508	491,853	1,588,368	1,467,197
	1,937,286	1,835,316	5,896,166	5,472,080
Income from operations	302,631	390,117	1,208,402	517,680
Interest income	262	1,126	864	3,074
Income before income taxes	302,893	391,243	1,209,266	520,754
Income tax provision	121,157	156,497	483,706	208,302
Net income	$181,736	$234,746	$725,560	$312,452
Net income available to common shareholders per common share
Basic:	$0.02	$0.02	$0.07	$0.03
Diluted:	$0.02	$0.02	$0.07	$0.03
Weighted average number of common shares used in per share computations
Basic:	9,901,177	11,446,076	9,898,354	11,441,707
Diluted:	10,113,651	11,575,782	10,122,507	11,666,895

See accompanying notes to the unaudited interim condensed financial statements.

  SIERRA MONITOR CORPORATION

  Condensed Statements of Cash Flows

  (Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$725,560	$312,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,877	179,354
Provision for bad debt expense	14,157	4,005
Provision for inventory losses	35,000	20,000
Stock based compensation expense	59,885	74,695
Changes in operating assets and liabilities:
Trade receivables	(141,904)	(858,350)
Inventories	(492,249)	(209,184)
Prepaid expenses	55,063	120,690
Income tax deposit	(524,200)	(104,327)
Other assets	(5,394)	-
Accounts payable	(66,675)	371,170
Accrued compensation	33,011	79,499
Income taxes payable	465,092	167,844
Other current liabilities	20,210	12,643
Net cash provided by operating activities	389,433	170,491
Cash flows from investing activities:
Purchase of property and equipment	(253,790)	(185,924)
Purchase of other long-term assets	(49,713)	(19,052)
Net cash used in investing activities	(303,503)	(204,976)
Net increase (decrease) in cash	85,930	(34,485)
Cash at beginning of period	1,645,433	2,203,018
Cash at end of period	$1,731,363	$2,168,533
Supplemental cash flow information
Cash paid for income taxes	$542,814	$140,258

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2011

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control Products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) customized protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

FieldServer Services

FieldServer services consist of orders for custom development of protocol drivers.  Generally customers place orders for FieldServer products concurrently with their order for protocol drivers.  However if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in FieldServer Products above, but due to the non-recurring engineering aspect of the customized driver development the Company is more likely to have a written evidence trail of a quotation and a hard copy order.  The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program.  When development of the driver is complete the customer participates in testing and provides written confirmation that the driver program meets their expectations.  The customer is then able to place or release orders for FieldServer product with the new driver loaded into it (see FieldServer Products above).  Revenues for driver development are billed and recognized only after the customer’s written confirmation is received.  Collectability is reasonably assured as described in FieldServer Products above.

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

As of September 30, 2011, the Company had one approved stock-based employee compensation plan for issuing stock options, the 2006 Stock Plan.  The Company’s 1996 Stock Plan expired by its terms in March 2006, but the 1996 Stock Plan will continue to govern awards previously granted thereunder that have not expired or otherwise terminated.

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

All share-based payments to employees (incentive stock options) are recognized in the financial statements based on their fair values at the date of grant.  The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method.  The Company considers many factors when estimating expected forfeitures, including types and size of awards, the classification of the employee recipient and historical experience.  The modified prospective method of application requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of award.  The cost is based on the grant date fair value of the stock option.  Compensation expense recognized in future periods for share-based compensation will be adjusted for the effects of estimated forfeitures.

For the nine-month periods ended September 30, 2011 and 2010, general and administrative expenses included $59,885 and $74,695, respectively, resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the nine-month periods ended September 30, 2011 and 2010.

Inventories

A summary of inventories follows:

	September 30, 2011	December 31, 2010
Raw materials	$1,115,675	$798,986
Work-in-process	708,464	700,264
Material at vendor	465,777	394,677
Finished goods	419,402	323,142
Less: Allowance for obsolescence reserve	(137,066)	(102,066)
	$2,572,252	$2,115,003

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

At September 30, 2011 and 2010, outstanding options to acquire 192,000 and 458,500, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2011 and 2010, respectively:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Basic EPS – weighted-average number of common shares outstanding	9,901,177	11,446,076	9,898,354	11,441,707
Effect of dilutive potential common shares – stock options outstanding	212,474	129,706	224,153	225,188
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,113,651	11,575,782	10,122,507	11,666,895

Concentrations

No customer accounted for more than 10% of accounts receivable at September 30, 2011 and at December 31, 2010.  No customers contributed more than 10% of sales foreach of the three and nine-month periods ended September 30, 2011 and September 30, 2010.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution.  At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.  Cash balances of approximately $1,481,000 and $1,395,000 were in excess of such insured amounts at September 30, 2011 and December 31, 2010, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation.  The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gas detection devices	$1,612,406	$1,724,487	$5,258,136	$4,500,248
Environment controllers	237,844	213,320	800,351	698,091
FieldServers	1,953,086	1,814,207	5,897,627	4,974,487
	$3,803,336	$3,752,014	$11,956,114	$10,172,826

Line-of-Credit

In August 2011, the Company extended the term of its $1,000,000 line of credit with a commercial bank until September 2012 under substantially the same terms.  No borrowings have been made under the Company’s line of credit during the first nine months of fiscal year 2011 and there were no outstanding balances at September 30, 2011 and December 31, 2010.  As of September 30, 2011, the Company was in compliance with specified financial covenants required by the commercial bank providing the line of credit.

Stock Option Grants

No stock options were granted during the three-month period ended September 30, 2011. A total of 143,000 stock options were granted during the nine-month period ended September 30, 2011.  No stock options were granted during the three and nine-month periods ended September 30, 2010.  Stock options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

Stock Option Exercise and Expiration

In the nine-month periods ended September 30, 2011 and 2010, a total of 4,235 and 7,864 shares of common stock, respectively, were issued as a result of employee net exercises of stock options.  During the same periods, 2,000 and 15,500 options expired.

Subsequent Events

Management has evaluated events subsequent to September 30, 2011 through the date that the accompanying interim condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements.  Such forward-looking statements include any expectations of operating and non-operating expense, including research and development expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to the Company’s positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance.  These statements are subject to various risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors indentified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC.  We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results.  We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three-month periods ended September 30, 2011, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $3,803,336 compared to $3,752,014 for the three-month period ended September 30, 2010.  For the nine-month period ended September 30, 2011, net sales were $11,956,114 compared with $10,172,826 in the prior year nine-month period.  The sales results for the three and nine-month periods ended September 30, 2011 represent increases of 1% and 17%, respectively, compared to the same periods in 2010.

For the three-month period ended September 30, 2011, sales of our gas detection products were approximately $1,612,000 compared to $1,724,000 in the three-month period ended September 30, 2010.  For the nine-month period ended September 30, 2011, our gas detection product sales were approximately $5,258,000 compared to $4,500,000 in the same period in 2010.  These results represent a 6% year-over-year decrease in the third quarter and a 17% year-over-year increase in the year-to-date period.  Our gas detection sales include specialized products that are sold to the US Navy for shipboard toxic gas monitoring.  In both the third quarter and year-to-date periods of 2011 sales of gas detection systems and spare parts to the U.S Navy have increase compared to the same periods in the prior year.  While year-to-date 2011 sales of other gas detection equipment are higher than the prior year, we did not ship any systems for large projects in the third quarter of 2011 resulting in a slight decrease in overall gas detection sales compared with the corresponding period in 2010.

Sales of Environment Controllers to the telecommunications industry in the three-month period ended September 30, 2011 were approximately $238,000 compared to $213,000 in the three-month period ended September 30, 2010.  In the nine-month period ended September 30, 2011, sales of Environment Controllers were approximately $800,000 compared to $698,000 in the same period in 2010.  The improvement in sales in the three and nine-month periods is due to a small increase in the number of environment controllers sold for new underground telecommunications vaults and aboveground microwave station buildings combined with continued demands for retro-fit controllers for older telecommunications vaults.

In the three-month period ended September 30, 2011, sales of FieldServer products were approximately $1,953,000, compared to $1,814,000 in the same period in 2010. In the nine-month period ended September 30, 2011, sales of our FieldServer products were approximately $5,898,000, compared to $4,974,000 in sales reported in the same period in 2010. These results represent a 8% year-over-year increase in the third quarter and a 19% year-over-year increase in the year-to-date period.

FieldServer sales include both box products and original equipment manufacturer (“OEM”) modules.  Box products provide a platform for delivery and operation of our software for integration with building automation systems and are generally sold to building automation integrators.  Box product sales decreased approximately 36% in the three-month period and 12% in the nine-month period ended September 30, 2011 on a year-over-year basis.  FieldServer box product sales in the third quarter of 2010 were bolstered by a single one time sale of a large number of boxes for use in an application on new U.S. Navy ships.  In the third quarter of 2011 there was no corresponding single order resulting in generally lower sales results for FieldServer box products for both the three-month period and year-to-date period ended September 30, 2011.  This decrease in FieldServer box product sales was offset by greater OEM module sales, which increased approximately 187% in the three-month period ended September 30, 2011 as compared to the same period in 2010, and 87% on a year-to-date basis in 2011 compared to the prior year period.  Sales of OEM modules have continued to increase steadily as a result of strong usage rates by existing customers and continued adoption of the products by new OEM customers.

Gross profit of $2,239,917 for the three-month period ended September 30, 2011 was 59% of sales compared to $2,225,433, or 59% of sales, in the same period in the previous year.  Gross profit for the nine-month period ended September 30, 2011 was $7,104,568, or 59% of sales, compared to $5,989,760, or 59% of sales, in the same period in the previous year.  Gross margins in both the three month and nine month periods in 2011 are at approximately our target levels and are consistent with our historical gross margin levels.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $552,950, or 15% of sales, for the three-month period ended September 30, 2011 compared to $496,273, or 13% of sales, in the comparable period in 2010.  In the nine-month periods ended September 30, 2011 and September 30, 2010, research and development expenses were $1,648,016, or 14% of sales, and $1,483,203, or 15% of sales, respectively.  We maintain product development programs to continually increase the number and types of products for sale in each of the product lines.  In addition, our engineering team supports third party approval programs.  The expenses for each of the reported periods in 2011 are consistent with the corresponding prior year periods and reflect our ongoing commitment to continue investment in each of the product lines.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $857,828, or 23% of sales for the three-month period ended September 30, 2011, compared to $847,190, or 23%, in the comparable period in the prior year.  For the nine-month periods ended September 30, 2011 and 2010, selling and marketing expenses were $2,659,782, or 22% of sales, and $2,521,680, or 25%  of sales, respectively.  While our overall expenses for selling and marketing were relatively unchanged in each of the reporting periods, lower commissions paid to independent sales representatives were approximately offset by increases in salaries and wages for direct sales and support staff. The lower commissions for representatives are a result of product and channel mix.  The higher internal salary expenses reflect an increase in the number of sales related employees in 2011 compared to 2010.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses and fees for professional services, were $526,508, or 14% of sales, for the three-month period ended September 30, 2011 compared to $491,853, or 13% of sales, in the three-month period ended September 30, 2010.  For the nine-month periods ended September 30, 2011 and 2010, general and administrative expenses were $1,588,368, or 13% of sales, and $1,467,197, or 14% of sales, respectively. While there were no overall significant changes in general and administrative expenses in these comparative periods, lower expenses for investor relations, SOX compliance and insurance were generally offset by increased information technology support and depreciation expenses resulting from computer system upgrades and expansion.

In the three-month period ended September 30, 2011, our income from operations was $302,631 compared to $390,117 for the three-month period ended September 30, 2010.  In the nine-month period ended September 30, 2011, our income from operations was $1,208,402 representing an increase of $690,722 compared to the nine-month period ended September 30, 2010.  In the third quarter of 2011 our gross profit was higher than in the same period of 2010 but slight increases in each category of our fixed expenses resulted in lower income from operations.  Higher income from operations in the year-to date-period is primarily the result of higher income from operations in the first quarter of 2011 compared to a loss in the corresponding period of 2010.

In the three and nine-month periods ended September 30, 2011 tax deposits of $65,000 and $524,200, respectively, have been paid to federal and state agencies for current obligations. After interest income and tax expenses, our net income for the three-month period ended September 30, 2011 was $181,736 compared to $234,746 in the same period of 2010.  For the nine-month period ended September 30, 2011 our net income was $725,560 compared to $312,452 in the same period of 2010.

Liquidity and Capital Resources

During the nine months ended September 30, 2011, net cash provided by operating activities was approximately $395,000 compared to approximately $170,000 provided by operating activities for the same period in 2010.  Working capital was approximately $5,405,000 at September 30, 2011, an increase of approximately $688,000 from December 31, 2010.  At September 30, 2011, our balance sheet reflected approximately $1,731,000 of cash and $1,837,000 of net trade receivables. At December 31, 2010, our total cash on hand was approximately $1,645,000 and our net trade receivables were $1,709,000.

As we have previously disclosed, in July, 2011, the Company was awarded a contract to supply over $2,500,000 of fire and gas detection instrumentation for a major pipeline project in the Middle East.  The order requires shipment of all of the instruments at one time and we currently anticipate shipment in the first quarter of 2012.  In preparation for that shipment we have ordered quantities of inventory that are significantly higher than our normal levels.  In addition we have been required by some suppliers to pay deposits for large purchase orders.  Further we were required to provide and maintain certain bank guarantees for performance of the terms of the contract. As a result, we anticipate continued increases in inventory, decreases in cash, and a set-aside of a portion of our bank line of credit for guarantees of our contractual performance.  We were aware of these requirements prior to negotiating the terms of the contract and we believe that we have sufficient resources to undertake the requirements without negative impact on our ongoing business.

At September 30, 2011, we had no long term liabilities. We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At September 30, 2011, the Company was in compliance with all financial covenants contained in the line of credit.  There were no borrowings on this line of credit during the nine-month period ended September 30, 2011.  However, at September 30, 2011 approximately 50% of the line of credit was assigned to bank guarantees and is therefore not available for borrowing purposes.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least January 1, 2012. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties, except as previously disclosed in this Liquidity and Capital Resources section, that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control Products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServer products, which is common to every unit, and (ii) customized protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer.  The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting because the Company does not believe that they have value on a stand-alone basis.  The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware.  Additionally, the software included in each sale is deemed to not require significant production, modification or customization, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

FieldServer Services

FieldServer services consist of orders for custom development of protocol drivers.  Generally customers place orders for FieldServer products concurrently with their order for protocol drivers.  However if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in FieldServer Products above, but due to the non-recurring engineering aspect of the customized driver development, the Company is more likely to have a written evidence trail of a quotation and a hard copy order.  The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program.  When development of the driver is complete the customer participates in testing and provides written confirmation that the driver program meets their expectations.  The customer is then able to place or release orders for FieldServer product with the new driver loaded into it (see FieldServer Products above).  Revenues for driver development are billed and recognized only after the customer’s written confirmation is received.  Collectability is reasonably assured as described in FieldServer Products above.

Discounts and Allowances

Discounts are applied at time of order entry and sales are processed at net pricing.  No allowances are offered to customers.

b)	Accounts Receivable and Related Allowances

Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer’s potential inability or unwillingness to meet the payment terms dictate secured payments.  Our international sales are generally made based on secure payment terms including cash wire advance payments and letters of credit.  International sales are made on open account terms where sufficient historical experience justifies the assumption of customer credit risk.  In many of our larger sales, our customers are frequently construction contractors who are in need of our field services to complete their work and obtain payment.   Management’s ability to manage the credit terms and take advantage of the leverage provided by the clients’ need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to determine adequacy.  We believe that we have demonstrated the ability to make reasonable and reliable estimates of allowances for doubtful accounts based on significant historical experience.

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

Inherent Limitations of Internal Controls. Our management, including our principal executive and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

SIERRA MONITOR CORPORATION Registrant

Date: November 9, 2011	By:	/s/ Gordon R. Arnold
Gordon R. Arnold President Chief Executive Officer Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
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