Form 10-K
period 2011-12-31
SIERRA MONITOR CORP /CA/
filed 2012-03-22
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $6,132,734 based upon the last reported sale price of $1.60 per share on the Over the Counter Bulletin Board, which occurred on June 30, 2011. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's common stock outstanding as of March 22, 2012 was 9,901,177.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 8, and information required under Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2012.

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

Machine to machine (M2M) protocol translation devices, known as communication gateways, are sold under the trade names “FieldServer” and “ProtoCessor” to equipment manufacturers and systems integrators, principally in the building automation industry where the market is driven primarily by cost efficiency and energy savings initiatives. Many industrial instruments, such as detection systems, controllers and automation systems, communicate in disparate, non-standard proprietary protocols. Communication gateways provide a means for transferring data between devices using foreign and proprietary protocols and modern open comprehensive protocol systems. In 2011, combined revenue from sales of our FieldServer and ProtoCessor products was approximately 49% of our sales compared to approximately 48% in 2010 and 45% in 2009.

Safety Instrumentation: Intelligent gas detection safety systems that Sierra Monitor manufactures solve a variety of safety challenges ranging from applications in oil and gas processing and chemical plants to wastewater treatment, alternate fuel vehicle programs and other users or producers of hazardous gases. These systems utilize features such as recorded event information, graphical displays on central computers and web server displays to allow users to identify hazards and problems before they evolve into incidents which, could cause production delays, may prompt evacuation of personnel or potentially even cause property damage and physical injury. By network-enabling smart detection systems, through the FieldServer products, data can be presented via dynamic web server for viewing by local or remote computer web browsers. The motivation for installation of gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health administration, state and local governing bodies, insurance companies and various industry rule-making bodies. Revenue from gas detection products was approximately 45% of our sales in 2011, compared to 46% in 2010 and 49% in 2009.

Sierra Monitor also supplies microprocessor-based environment control products to the telecommunications industry. The control products are used to monitor temperature, gas, smoke and other environmental and security conditions in remote structures such as broadband distribution nodes, fiber optic booster stations and cell-tower site buildings. Environment controllers integrate various functions which would otherwise require discrete controls and alarm handling. Revenue from all products sold to the telecommunications industry was approximately 6% of our sales in 2011, compared to 6% in 2010 and 6% in 2009.

Research and Development

We maintain research and development programs to enhance existing products and to develop new products. Our research and development expenses, which include costs for sustaining engineering, were $2,204,610 or 14% of sales in 2011, compared to $1,978,507 or 14% of sales in 2010 and $1,967,000 or 15% of sales in 2009.

Sales and Distribution

Our products are sold through a network of independent sales representatives supervised by regional managers. There are currently 34 authorized representative companies in the United States. The majority of our representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products. Our internal sales organization includes a corporate sales manager, seven regional sales managers, an outside salesperson and various inside support personnel. In addition to our primary factory and office facility in Milpitas, California and a technical support office located in Fort Myers, Florida, we have separate domestic sales offices in California, Connecticut, Massachusetts, Michigan, New Jersey and Texas. We support international sales from offices in California, Texas, Johannesburg, South Africa and Dubai, UAE.

Products manufactured by us are sold to a broad variety of customers including original equipment manufacturers and integration contractors in the building automation industry and to oil and gas drilling, refining and pipeline companies, chemical plants, waste-water treatment plants, telecommunications companies, parking garages and landfill rehabilitation projects. We consider that we operate in one business segment. Substantially all of the revenues reported in Part II, Item 7 of this Annual Report on Form 10-K are attributable to sales to that single segment. See “Note 8: Segment Reporting” to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2011, we had a total of 60 employees, all of whom were employed on a full-time basis, of whom 7 were in research and development; 19 were in marketing, sales and service; 5 were in general administration; and 29 were in operations and manufacturing. At that date, 50 of our employees were located in Milpitas, California, and the remaining employees were located in regional sales and technical support offices.

Seasonality and Customer Concentration

The demand for monitoring devices and other products we manufacture is typically not seasonal and during 2011 and 2010 there were no customers to whom sales exceeded 10% of our net sales. Factors affecting specific industries, such as telecommunications, building automation or petro-chemical processing, could affect our sales within any of those industries. Those factors may include, but are not limited to, a general economic downturn, labor problems, and rapid shifts in technology or introduction of competing products at lower prices.

Backlog

The commercial order backlog for our products at December 31, 2011 was approximately $5,457,000, compared to approximately $3,592,000 at December 31, 2010. The backlog includes orders for which we have not yet received engineering release from the customer. Since we generally ship many of our products within the same quarter that we receive a purchase order and engineering release from the customer, we believe that our backlog at any particular time is generally not indicative of the level of future sales.

Competition

The market in which we participate is highly competitive and generally price sensitive. Most of our competitors have far greater financial, marketing and manufacturing resources than we. The principal competitive factors in our industry are reliability, ease of use, product support and price. Our FieldServer and ProtoCessor products compete with products or alternate methods and technologies offered by, among others, HMS, Control Solutions Inc., Loytec Electronics, Prosoft Technology, Automated Logic, Cimetrics, Kalki Communications Technologies, Honeywell Tritium and TAC Schneider Electric. Our gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Safety Inc., General Monitors Inc., Mine Safety Appliance Company and Honeywell Life Safety and others. Most of our competitors offer broad product lines including items that do not compete with our products.

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

Available Information

We file with the Securities Exchange Commission (SEC) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.sierramonitor.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted. Our headquarters are located at 1991 Tarob Court, Milpitas, CA 95035. Our phone number at that address is (408) 262-6611 and our email address is sierra@sierramonitor.com.

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

Item 2. Properties.

Our principal executive, administrative, manufacturing and engineering operations are located in two buildings totaling approximately 28,000 square feet in Milpitas, California under a lease scheduled to expire on April 30, 2015. We also lease a small technical support office in Fort Myers, Florida and have sales offices near Los Angeles, California; Bridgeport, Connecticut; Boston, Massachusetts; Detroit, Michigan; Louisville, Kentucky; Cherry Hill, New Jersey; Dallas, Texas; Houston, Texas and Dubai, UAE. We also added a sales office in Singapore in March 2012. Management considers that our current facilities are in good operating condition, are adequate for the present level of operations, are adequately covered by insurance and that additional office and factory space is available in the immediate vicinity, if required.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. Our common stock is quoted on the OTC Bulletin Board under the symbol "SRMC.OB." There is not an active market for our common stock and there is only infrequent trading in limited volume. The high and low closing sales price, as reported by the OTC Bulletin Board system, of our common stock during each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices	High	Low
Quarter ended December 31, 2011	$1.45	$1.10
Quarter ended September 30, 2011	$1.75	$1.30
Quarter ended June 30, 2011	$1.90	$1.50
Quarter ended March 31, 2011	$1.55	$1.25

Quarter ended December 31, 2010	$1.75	$1.15
Quarter ended September 30, 2010	$1.40	$0.84
Quarter ended June 30, 2010	$1.80	$1.01
Quarter ended March 31, 2010	$1.85	$1.40

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Holders. As of March 20, 2012, there were approximately 160 holders of record of our common stock and the closing price of our common stock was $1.75. This figure does not include beneficial holders or common stock held in street name, as we cannot accurately estimate the number of these beneficial holders.

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

Stock Option Plan

We have reserved 551,521 shares of common stock for issuance under the 2006 Stock Plan of which 313,320 shares were available for grant at December 31, 2011. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Fiscal 2011 vs. Fiscal 2010

For the fiscal year ended December 31, 2011, our net sales were $15,529,041, compared to net sales of $14,393,716 in the prior fiscal year ended December 31, 2010. Net sales increased approximately 8% in 2011 compared to the prior year. Our income from operations before interest income and income taxes was $1,436,598 in 2011, compared to operating income before interest income and income taxes of $1,143,269 in 2010. Net income in 2011 was $868,947, or $0.09 per share, compared to net income of $674,930, or $0.06 per share, in 2010.

Sales of our FieldServer communications bridge products increased approximately 11% in 2011 compared to 2010. FieldServer offerings include box products and Original Equipment Manufacturer (OEM) modules. Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators. During the year 2010 we released a new version of FieldServer under the product name “QuickServer”. Introduction of QuickServer increased the competitiveness of the product group but reduced the overall average selling price. Although our unit shipments continued to increase, total product group revenue decreased by approximately 6% compared with 2010. OEM modules sold under the trade name ProtoCessors are small electronic assemblies that deliver our software functionality to equipment manufacturers. ProtoCessor shipments increased approximately 36% in 2011 compared to 2010. ProtoCessor sales depend upon the adoption into equipment manufacturer’s designs for a range of products from lighting controls to roof top air conditioners, variable frequency drives and others. In 2011 approximately fifteen new customers began purchasing production quantities of ProtoCessor products, while most existing customers increased their purchasing quantities.

Our sales of gas detection products, including industrial accounts and military sales, increased by approximately 5% in 2011 compared to 2010. Military sales, which are influenced by Navy purchasing cycles for both spare parts and new ship activity, increased by approximately 63% in 2011 compared to 2010. While sales to industrial accounts were approximately unchanged due to the flat domestic economy, our international sales activities produced an improved backlog for future shipments.

Sales of environment controller products, which are used by telecommunications companies, increased by approximately 4% in 2011. We supply controllers to OEM accounts for installation in new remote telephone company buildings used primarily by Comcast, AT&T and T-Mobile. There is a low level of infrastructure spending by major telecommunications companies in the current economy. We also sell spare parts to the telephone companies for support of the installed base of our controllers. The demand for spare parts is generally consistent on a year to year basis.

Gross profit as a percent of sales was approximately 59% in 2011 and 59% in 2010. Our gross margins, which vary by product mix and channel of distribution, have historically remained at this level. We did not experience any significant increases in material costs due to the weak economy and the resulting general lack of normal demand levels for fabricated materials and electronic components. Increases in our labor costs were generally offset by improvements in factory efficiency.

Research and development expenses, which include new product development and support for existing products, were $2,204,610, or 14% of net sales, in the fiscal year ended December 31, 2011, compared to $1,978,507, or 14% of net sales, in the fiscal year ended December 31, 2010. We maintained our historical level of spending for engineering projects in an effort to continue to produce new products and product enhancements. While we continue to produce new products, generally in the form of new software programs known as protocol drivers we also undertook a major effort to improve our user experience by replacing test based software tools with a web-browser supported graphical user interface.

Selling and marketing expenses were $3,459,110, or 22% of net sales, in 2011, compared to $3,322,568, or 23% of net sales, in the prior year. Increases in sales salaries, commission expenses and advertising contributed to the increase in selling and marketing expenses. We are continuing a program to increase our sales coverage in both domestic and international markets.

General and administrative expenses, which include salaries and benefits, professional fees, and product and general liability insurance, were $2,087,382, or 13% of net sales, in 2011, compared to $1,978,451, or 14% of net sales, in 2010. In the first six months of 2011 we upgraded central data servers and upgraded our enterprise software system. The Information Technology (IT) investments resulted in higher depreciation expenses and IT support expenses in 2011 compared with the prior year.

Our financial results reflect a revenue increase of $1,135,325 and an increase in operating income of $293,329. As a result of our continued profitable operations, all of our current deferred income tax benefits have been utilized. We are currently expensing income taxes at the maximum corporate rate.

Liquidity and Capital Resources

Our working capital at December 31, 2011 was $5,628,791, compared to working capital of $4,716,118 at December 31, 2010. There were no significant equity or long-term debt transactions in 2011.

Inventories on hand at December 31, 2011 were $3,918,161, an increase of $1,803,158 compared to the end of the prior year. During the third quarter of 2011 we booked an order for a large project to be shipped in the first quarter of 2012. All of the instruments to be supplied for the large project were purchased or manufactured during the fourth quarter of 2011 resulting in a significant increase in inventory on hand.

At December 31, 2011, our balance sheet reflected $1,212,426 of cash on hand compared to $1,645,433 at December 31, 2010. The decrease in cash is due, in part, to the increase in inventory and IT investments partially offset by cash flow from operations.

Our net trade receivables at December 31, 2011 were $1,647,948 compares to $1,708,886 at December 31, 2010. Trade receivables measured by days of sales outstanding decreased to 39 days at December 31, 2011 compared to 44 days at December 31, 2010.

Income taxes paid totaled approximately $602,814 as of December 31, 2011 compared with $480,258 as of December 31, 2010.

At December 31, 2011 and 2010, we had no long term liabilities. The company has $254,000 of Deferred Revenue at December 31, 2011 which included in other current liabilities on the balance sheet and is expected to be recognized in the first quarter of 2012. There was no Deferred Revenue at December 31, 2010.

We maintain a $1,000,000 line of credit with our commercial bank, secured by certain assets of ours. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At December 31, 2011, we were in compliance with the financial covenants and there were no borrowings on the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least January 1, 2013. There are no current plans for significant capital equipment expenditures.

Inflation

We believe that inflation will not have a direct material effect on our results of operations.

The economic factors that could adversely impact our business in 2012 include, but are not limited to, currency fluctuations as we buy materials and sell products internationally and also fluctuations in materials prices. Recent fluctuations in stainless steel and aluminum prices and electronic component supply problems due to Thailand floods are examples of the factors that can impact our margins. We consider it necessary to maintain an elevated inventory level of critical components to mitigate potential supply disruptions.

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

Revenue Recognition

A detailed discussion of our revenue recognition policies is contained in Note 1 (Summary of the Company and Significant Accounting Policies) of the notes to financial statements below. The discussion is incorporated herein by reference.

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

At December 31, 2011 and 2010, we determined that, based on the profitable results and full utilization of the available deferred tax benefits, no valuation allowance against the remaining deferred tax asset is required.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Arnold concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework. No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers such as the Company pursuant to certain federal legislation enacted in July 2010. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a provision in the Dodd-Frank financial reform act which exempts public companies with market capitalization not exceeding $75 million from having to comply with that provision of the Sarbanes-Oxley law.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2011 that were not disclosed.

PART III

Item 10. Directors, Executive Officers, Corporate Governance.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2011, based upon information furnished by such persons:

			Director or
Name	Principal Occupation or Employment	Age	Officer Since

Gordon R. Arnold	Director of the Company;	66	1984
	President, Chief Executive Officer, Chief Financial Officer
	and Secretary

Michael C. Farr	Vice President of Operations	54	1986

C. Richard Kramlich	Director of the Company	76	1980

Jay T. Last	Director of the Company	82	1977

Robert C. Marshall	Director of the Company	80	1998

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

Michael C. Farr joined Old Sierra in December 1983 as its Operations Manager. He became Vice President, Operations in May 1986. Since the merger, Mr. Farr has served as Vice President, Operations of the Company. Mr. Farr’s specific qualifications and experience to hold his appointed position include his thirty years of operations experience in the electronics industry including eighteen years in his present position.

C. Richard Kramlich has been a Director of the Company since 1980. Mr. Kramlich, who has more than thirty five years of venture capital experience, is a general partner and co-founder of New Enterprise Associates, a venture capital firm. Mr. Kramlich’s present board memberships include CITIC Pharmaceuticals, Movius Interactive Corporation, SmartDrive Systems, Inc., SVB Financial Group, Tabula, Inc., Tri-Alpha Energy, Inc., Visual Edge Technology, Inc., Xoom Corporation, Zhone Technologies, Inc.

Mr. Kramlich received a Masters in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University. Mr. Kramlich’s specific qualifications and experience serve as a member of our Board of Directors include over thirty years as managing general partner of a highly successful venture capital company, his membership on numerous boards of private and public companies and over thirty years participation on the board of Sierra Monitor Corporation.

Jay T. Last has been a Director of the Company since 1977. Mr. Last, who was one of the founders of the first semiconductor manufacturing company, is a retired technologist and business investor. Mr. Last received a Ph.D. in Physics from Massachusetts Institute of Technology. Mr. Last’s specific qualifications and experience to serve as a member of our Board of Directors include his participation in the founding of the first semiconductor manufacturing company, his involvement in the management and rapid expansion of a major public industrial conglomerate and his twenty four year participation on the board of Sierra Monitor Corporation.

Robert C. Marshall has been a Director of the Company since 1998. Since 1997, Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm. Mr. Marshall currently serves on the boards of Bay Microsystems, and CO2Mer. Mr. Marshall received a Bachelors degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University. Mr. Marshall’s specific qualifications and experience to serve as a member of our Board of Directors include his participation in the founding of the first redundant computer manufacturing company, his founding of a highly successful venture capital company, his involvement in the management and turn-around of various electronic companies and his thirteen year participation on the board of Sierra Monitor Corporation.

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

With respect to the other information required by this Item 10, the sections entitled “Election of Directors - Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2012 are incorporated by reference herein.

Item 11. Executive Compensation.

The information required by this Item 10 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2012 under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

i.	All compensation plans previously approved by security holders; and

ii.	All compensation plans not previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	730,500	$1.16	313,320
Equity compensation plans not approved by security holders	-	-	-
Total	730,500	$1.16	313,320

The other information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2012 under the section entitled “Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2012 under the section entitled “Certain Relationships and Related Transactions”.

Item 14. Principal Accounting Fees and Services.

The section entitled “Principal Accountant Fees and Services” in our Proxy Statement for our Annual Meeting of Shareholders to be held on May 11, 2012 is incorporated by reference herein.

PART IV

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
Dated: March 22, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 22, 2012	Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive, Financial
	and Accounting Officer)	By	/s/ Gordon R. Arnold
Gordon R. Arnold

March 22, 2012	Director	By	/s/ C. Richard Kramlich
C. Richard Kramlich

March 22, 2012	Director	By	/s/ Jay T. Last
Jay T. Last

March 22, 2012	Director	By	/s/ Robert C. Marshall
Robert C. Marshall

SIERRA MONITOR CORPORATION

Financial Statements

SIERRA MONITOR CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Sierra Monitor Corporation

We have audited the accompanying balance sheets of Sierra Monitor Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 22, 2012

SIERRA MONITOR CORPORATION

Balance Sheets

December 31, 2011 and 2010

Assets	2011	2010
Current assets:
Cash	$1,212,426	$1,645,433
Trade receivables, less allowance for doubtful accounts of
approximately $65,000 in 2011 and $82,000 in 2010, respectively	1,647,948	1,708,886
Inventories, net	3,918,161	2,115,003
Prepaid expenses	223,362	178,819
Income tax deposit	10,655	-
Deferred tax assets	366,618	298,410
Total current assets	7,379,170	5,946,551

Property and equipment, net	399,558	294,424
Other assets	140,558	154,816

Total assets	$7,919,286	$6,395,791

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$918,706	$704,539
Accrued compensation expenses	497,197	432,127
Income taxes payable	11,362	20,879
Other current liabilities	323,114	72,888
Total current liabilities	1,750,379	1,230,433

Deferred tax liability	108,337	54,095
Total liabilities	1,858,716	1,284,528

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized;
9,901,177 and 9,896,942 shares issued and outstanding, respectively	9,901	9,897
Additional paid-in capital	2,775,250	2,694,894
Retained earnings	3,275,419	2,406,472
Total shareholders’ equity	6,060,570	5,111,263

Total liabilities and shareholders’ equity	$7,919,286	$6,395,791

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Income

For the Years Ended December 31, 2011 and 2010

	2011	2010
Net sales	$15,529,041	$14,393,716
Cost of goods sold	6,341,341	5,970,921
Gross profit	9,187,700	8,422,795
Operating expenses:
Research and development	2,204,610	1,978,507
Selling and marketing	3,459,110	3,322,568
General and administrative	2,087,382	1,978,451
	7,751,102	7,279,526
Income from operations	1,436,598	1,143,269
Interest income	1,025	4,039
Income before provision for income tax expense	1,437,623	1,147,308
Income tax expense	568,676	472,378
Net income	$868,947	$674,930
Net income attributable to common shareholders per common share:
Basic	$0.09	$0.06
Diluted	$0.09	$0.06
Weighted-average number of shares used in per share computations:
Basic	9,899,060	11,389,972
Diluted	10,101,075	11,469,878

See accompanying notes to these financial statements

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2011 and 2010

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2009	11,438,212	$11,438	$3,595,202	$1,731,542	$5,338,182
Stock options exercised	7,864	8	(8)	–	-
Shares repurchased	(1,549,134)	(1,549)	(998,451)		(1,000,000)
Stock option compensation	–	–	98,151	–	98,151
Net income	–	–	–	674,930	674,930
Balance as of December 31, 2010	9,896,942	$9,897	$2,694,894	$2,406,472	$5,111,263
Stock options exercised	4,235	4	(4)	–	-
Shares repurchased	–	–	–		-
Stock option compensation	–	–	80,360	–	80,360
Net income	–	–	–	868,947	868,947
Balance as of December 31, 2011	9,901,177	$9,901	$2,775,250	$3,275,419	$6,060,570

See accompanying notes to these financial statements

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net income	$868,947	$674,930
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Depreciation	216,595	172,273
Amortization	69,220	65,550
Deferred income taxes	(68,208)	(38,555)
Bad debt expense	(17,273)	12,172
Provision for inventory losses	(26,557)	(7,107)
Stock-based compensation expense	80,360	98,151
Changes in operating assets and liabilities:
Trade receivables	78,211	(366,283)
Inventories	(1,776,601)	(215,583)
Prepaid expenses	(44,543)	61,385
Income tax deposit	(10,655)	-
Other assets	(5,249)	2,549
Accounts payable	214,167	180,775
Accrued compensation expenses	65,070	60,092
Income taxes payable	(9,517)	(13,372)
Other current liabilities	250,226	(463)
Deferred tax liability	54,242	39,520
Net cash (used in) provided by operating activities	(61,565)	726,034

Cash flows from investing activities:
Purchases of property and equipment	(321,729)	(228,319)
Purchases of other assets	(49,713)	(55,300)
Net cash used in investing activities	(371,442)	(283,619)

Cash flows from financing activities:
Shares repurchased	-	(1,000,000)
Net cash used in financing activities	-	(1,000,000)

Net decrease in cash	(433,007)	(557,585)

Cash – beginning of year	1,645,433	2,203,018
Cash – end of year	$1,212,426	$1,645,433

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$602,814	$480,258

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2011 and 2010

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the allowance for bad debts on trade receivables, net realization of inventory, realizability of long-lived assets, provision for warranty returns and deferred income tax asset valuation.

Concentrations

We currently maintain substantially all of our day to day operating cash with a major financial institution. At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $962,000 and $1,395,000 were in excess of such insured amounts at December 31, 2011 and 2010, respectively.

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

No customer accounted for more than 10% of accounts receivable at December 31, 2011 or at December 31, 2010. No customers accounted for more than 10% of sales for either of the years ended December 31, 2011 and 2010.

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

Such net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement, change and certain regulations. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than amounts shown in the accompanying balance sheets. Management analyzes the inventory for slow-moving and obsolete parts and maintains an obsolescence reserve sufficient to cover them (see Note 2).

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

Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. ASC 360-10 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2011 and 2010, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets. Also, no long-lived assets are held for sale. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

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

Deferred Revenue

When advance payments are received from customers, they are recorded as deferred revenue until the product is shipped.  At December 31, 2011, the Company had received approximately $254,000 of such advance payments and they are included in other current liabilities in the accompanying balance sheet.

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

For the years ended December 31, 2011 and 2010, the Company's statements of operations reflected an increase in salaries and benefits expense of $80,360 and $98,151, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share.

Warranty

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company's ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2011 and 2010, warranty reserve approximated $63,000, which is included in other current liabilities in the accompanying balance sheets.

Advertising

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations. Advertising expenses were approximately $186,000 and $160,000 for the years ended December 31, 2011 and 2010, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying statements of income in accordance with ASC 605-45, Revenue Recognition.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when management estimates that future taxable income will not fully utilize deferred tax assets. No valuation allowance was deemed necessary as of December 31, 2011 and 2010.

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

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the years ended December 31, 2011 and 2010, respectively:

	2011	2010
Basic earnings per share –
weighted-average number of shares
of common stock outstanding	9,899,060	11,389,972
Effect of dilutive stock options	202,015	79,906
Diluted earnings per share –
dilutive potential common shares	10,101,075	11,469,878

For purposes of calculating diluted earnings per share, there were no adjustments to net income.

For the years ended December 31, 2011 and December 31, 2010, options to acquire 446,000 and 471,000 shares of common stock, respectively, were not considered dilutive potential shares of common stock as their exercise prices were greater than the average market price of the Company’s common stock during the years then ended.

Segments of Business

ASC 280-10, Segment Reporting requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of income, however, the Chief Executive Officer (“CEO”) reviews financial information on an entity level (see Note 8).

Fair Value of Financial Instruments and Certain Other Assets/Liabilities

ASC 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash, trade receivables, accounts payable, accrued and other liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

The Company does not have any assets and liabilities that are measured at fair value on a recurring basis and, during the years ended December 31, 2011 and 2010, did not have any assets and liabilities that were measured at fair value on a non-recurring basis.

Subsequent Events

Management has evaluated events subsequent to December 31, 2011 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Significant Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are of material significance, or have potential material significance, to the Company.

Note 2 – Inventories

A summary of inventories as of December 31 is as follows:

	2011	2010
Raw materials	$1,067,504	$798,986
Work in process	1,576,640	1,094,941
Finished goods	1,349,526	323,142
	3,993,670	2,217,069
Obsolescence reserve	(75,509)	(102,066)
	$3,918,161	$2,115,003

Note 3 - Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2011	2010
Machinery and equipment	$729,678	$670,045
Furniture, fixtures, and leasehold improvements	962,274	925,845
	1,691,952	1,595,890
Less accumulated depreciation and amortization	(1,292,394)	(1,301,466)
	$399,558	$294,424

Note 4 - Employee Stock Compensation Plan

During 2006, the shareholders adopted the 2006 Stock Plan. Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

As of December 31, 2011, there were 313,320 shares still available for grant under the Company’s 2006 Stock Plan. A summary of stock option transactions for the two years ended December 31, 2011 is as follows:

			Weighted-
		Range of	average
	Options	prices	exercise price
Balance as of December 31, 2009	793,000	0.23 – 2.65	1.12
Granted	42,000	1.45	1.45
Exercised	(7,864)	1.10	1.10
Forfeited or expired	(37,136)	1.10 - 1.70	1.55
Balance as of December 31, 2010	790,000	0.23 – 2.65	1.13
Granted	143,000	1.75	1.75
Exercised	(4,235)	0.26	0.26
Forfeited or expired	(198,265)	1.48 - 1.70	1.48
Balance as of December 31, 2011	730,500	0.23 – 2.65	1.17

Options outstanding that have vested and are expected to vest as of December 31, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	539,167	$.97	4.1
Expected to vest	191,333	1.73	9.4
Total	730,500	1.17	5.1

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of ASC 718 which are estimated when compensation costs are recognized.

The following table summarizes information about the Company’s stock options outstanding under the 1996 and 2006 Stock Plans as of December 31, 2011:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
Exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$0.23 – 1.50	284,500	1.9	$0.45	284,500	$$0.45
$1.50 - 2.65	446,000	7.2	$1.62	254,667	$$1.55
	730,500	5.1	$1.17	539,167	$$0.97

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2011 and 2010 approximated $0.65 and $0.50 per share respectively. The weighted average grant date fair values of options granted during the years ended December 31, 2011 and 2010 were $1.47 and $1.09 per share, respectively. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2011	2010
Expected life	8 years	8 years
Estimated volatility	85%	80%
Risk-free interest rate	1.88%	1.25%
Dividends	None	None

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

The total intrinsic value of options exercised during 2011 and 2010 was $1,300 and $32,450, respectively.

Note 5 - Commitments

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through 2015. Certain leases require the payment of property taxes, utilities and insurance, and provide options to extend the lease term.

Our principal executive, administrative, manufacturing and engineering operations are located in a 15,800 square foot leased facility in Milpitas, California under a lease scheduled to expire on April 30, 2015. An additional 12,600 square feet are leased for warehouse, office and expansion space in an adjacent building.

As of December 31, 2011, future minimum lease payments are as follows:

Year ending
December 31,
2012	222,156
2013	222,156
2014	222,156
2015	74,052
$740,520

Rent expense was approximately $242,000 and $241,000 in 2011 and 2010, respectively, which is apportioned to the various departments in the accompanying statements of income.

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

Note 6 – Line-of-Credit

As of December 31, 2011, the Company has a $1,000,000 line of credit, secured by certain assets of the Company, that bears interest at the bank's prime rate (4.00% at December 31, 2011) plus 0.5%. The line of credit requires annual renewal and compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and a quarterly profitability test. At December 31, 2011 and 2010, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

Note 7 - Income Taxes

The components of income tax expense consist of the following for the years ended December 31:

	2011	2010
Current:
Federal	$444,394	$354,843
State	138,248	116,569
Total current	582,642	471,412
Deferred:
Federal	(8,856)	1,984
State	(5,110)	(1,018)
Total deferred	(13,966)	966
Total Income Tax	$568,676	$472,378

At December 31, 2011 and 2010, the Company has no federal or state net operating loss carry-forwards.

The tax effects of temporary differences that gave rise to significant portions of net deferred tax assets at December 31, 2011 and 2010 are as follows:

	2011	2010
Accruals and reserves	$320,564	$261,225
State taxes	46,054	37,185
Property, plant and equipment	(108,337)	(54,095)
Total Deferred Tax Assets	258,281	244,315

Valuation allowance	0	0

Total Deferred Tax Assets, Net	$258,281	$244,315

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

The Company accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Company and, therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2011 and 2010.

The Company is no longer subject to U.S. federal income tax examination for years before 2007 and state and local tax examinations before 2006. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2011	2010
Computed tax expense	$488,791	$390,085
Nondeductible items and other	(9,515)	10,110
Current and deferred state taxes, net of federal benefit	89,400	72,183
Credits utilized	—	—
Total Income Tax Expense	$568,676	$472,378

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

In addition, the CEO reviews the following information on revenues by product category.

	2011	2010
Gas detection devices	$6,932,025	$6,575,734
Environmental controllers	973,814	934,545
FieldServers	7,623,202	6,883,437
	$15,529,041	$14,393,716

The Company sells its products to companies located primarily in the United States. In both years ended December 31, 2011 and 2010, sales to international customers were 19%.

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