Form 10-Q
period 2012-03-31
SIERRA MONITOR CORP /CA/
filed 2012-05-11
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

or

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

Yes ☐ No ☒

 The number of shares outstanding of the issuer's common stock, as of May 9, 2012 was 9,901,177.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash	$513,391	$1,212,426
Trade receivables, less allowance for doubtful accounts of approximately $66,000 and $65,000, respectively	4,116,723	1,647,948
Inventories, net	2,972,022	3,918,161
Prepaid expenses	206,701	223,362
Income tax deposit	10,655	10,655
Deferred income taxes - current	366,618	366,618
Total current assets	8,186,110	7,379,170
Property and equipment, net	398,974	399,558
Other assets	124,636	140,558
Total assets	$8,709,720	$7,919,286

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$757,949	$918,706
Accrued compensation expenses	522,437	497,197
Income taxes payable	386,802	11,362
Other current liabilities	277,757	323,114
Total current liabilities	1,944,945	1,750,379
Deferred tax liability	108,337	108,337
Total liabilities	2,053,282	1,858,716

Commitments and contingencies Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,901,177 shares issued and outstanding, respectively	9,901	9,901
Additional paid-in capital	2,798,062	2,775,250
Retained earnings	3,848,475	3,275,419
Total shareholders' equity	6,656,438	6,060,570
Total liabilities and shareholders’ equity	$8,709,720	$7,919,286

See accompanying notes to the unaudited interim condensed financial statements.

2 of 16

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the three months ended
	March 31, 2012	March 31, 2011
Net sales	$6,201,936	$4,168,417
Cost of goods sold	3,042,578	1,659,274
Gross profit	3,159,358	2,509,143
Operating expenses
Research and development	572,833	545,074
Selling and marketing	1,038,201	884,439
General and administrative	592,790	552,217
	2,203,824	1,981,730
Income from operations	955,534	527,413
Interest income	58	292
Income before income taxes	955,592	527,705
Income tax provision	382,536	211,082
Net income	$573,056	$316,623
Net income available to common shareholders per common share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03
Weighted average number of common shares used in per share computations:
Basic	9,901,177	9,896,942
Diluted	10,105,661	10,102,942

See accompanying notes to the unaudited interim condensed financial statements.

3 of 16

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$573,056	$316,623
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	74,996	64,068
Provision for doubtful accounts	1,350	3,000
Provision for inventory losses	10,000	15,000
Stock-based compensation expense	22,812	27,585
Change in operating assets and liabilities:
Trade receivables	(2,470,125)	(299,435)
Inventories	936,139	(431,989)
Prepaid expenses	16,661	14,471
Other assets	-	(5,394)
Income tax deposit	-	(3,700)
Accounts payable	(160,757)	99,597
Accrued compensation expenses	25,240	(27,376)
Income taxes payable	375,440	201,208
Other current liabilities	(45,357)	43,703
Net cash (used in) provided by operating activities	(640,545)	17,361
Cash flows from investing activities:
Purchases of property and equipment	(58,490)	(149,048)
Purchases of other assets	-	(35,813)
Net cash used in investing activities	(58,490)	(184,861)
Net decrease in cash	(699,035)	(167,500)
Cash at beginning of period	1,212,426	1,645,433
Cash at end of period	$513,391	$1,477,933

Supplemental cash flow information:
Cash paid for income taxes	$7,096	$9,824

See accompanying notes to the unaudited interim condensed financial statements.

4 of 16

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

March 31, 2012

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. Amounts related to disclosure of December 31, 2011 balances within these interim condensed financial statements were derived from the audited 2011 financial statements and notes thereto. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 22, 2012. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

Summary of Business

Sierra Monitor Corporation, formed in 1979, designs, manufactures and sells electronic safety and environmental instrumentation. The Company develops specialized embedded software that is deployed on proprietary hardware platforms. Embedded software enables data transfer between subsystems using protocol and physical medium translation.  Proprietary hardware platforms allow the Company to increase the value proposition while protecting its intellectual property.

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

5 of 16

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SRMC.OB”.

Accounting Policies

a)	Revenue Recognition

A detailed discussion of our revenue recognition policies is contained in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under Critical Accounting Policies below. The discussion is incorporated herein by reference.

b)	Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2011 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 22, 2012, that are required to be adopted during the year ending December 31, 2011, did not have or are not expected to have a significant impact on the Company’s 2012 financial statements.

c)	Employee Stock-Based Compensation

The Company initially reserved 500,000 shares of common stock for issuance under the 2006 Stock Plan of which 313,320 shares were available for grant at March 31, 2012. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the three-month periods ended March 31, 2012 and 2011, general and administrative expenses included stock based compensation expense of $22,812 and $27,585, respectively, decreasing the Company's income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2012 and 2011.

d)	Subsequent Events

Management has evaluated events subsequent to March 31, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

6 of 16

Inventories

A summary of inventories are as follows:

	March 31, 2012	December 31, 2011
Raw materials	$1,226,278	$1,067,504
Work-in-process	955,698	1,124,379
Material at vendor	385,967	452,261
Finished goods	489,588	1,349,526
Less: Allowance for obsolescence reserve	(85,509)	(75,509)
	$2,972,022	$3,918,161

Net Income Per Share

Basic income per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations.

At March 31, 2012, outstanding options to acquire 303,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation. At March 31, 2011, outstanding options to acquire 481,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2012 and 2011, respectively:

	Three months ended
	March 31, 2012	March 31, 2011
Basic EPS – weighted-average number of common shares outstanding	9,901,177	9,896,942
Effect of dilutive potential common shares – stock options outstanding	204,484	206,000
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,105,661	10,102,942

Comprehensive Income

The Company has no components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods presented.

Concentrations

One customer made up more than 10% of accounts receivable at March 31, 2012 and no customer made up more than 10% of accounts receivable at December 31, 2011. Also the same customer made up more than 10% of net sales for the three month period ended March 31, 2012 and no customer made up more than 10% of net sales for the three month period ended March 31, 2011. The single customer that made up more than 10 percent of sales and receivables is a large, financially stable architectural and engineering firm (A&E) undertaking a construction project in the Middle East. The customer is considered reliable and has previously made payment to Sierra Monitor in the correct amount and on time.

7 of 16

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of $263,391 and $962,426 were in excess of such insured amounts at March 31, 2012 and December 31, 2011, respectively.

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

The majority of the Company’s sales are domestic; however, in the first quarter of 2012 the Company shipped a large order to the Middle East which comprised 38% of the total sales for the period.

In addition, the CEO reviewed the following information on revenues by product category for the periods ended March 31:

	Three months ended
	March 31, 2012	March 31, 2011
Gas detection devices	$3,845,148	$1,722,760
Environment controllers	266,373	335,673
FieldServers	2,090,415	2,109,984
	$6,201,936	$4,168,417

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000. No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2012 and there were no outstanding balances at March 31, 2012 and December 31, 2011. As of March 31, 2012, the Company was not in compliance with the profitability covenant of the line of credit and was in negotiation with the financial institution to resolve the matter. The compliance issue relates to a required income threshold that is higher than the actual net income for the first quarter of 2012. As there are currently no bank borrowings and sufficient cash on hand to cover outstanding standby letters of credit the Company does not anticipate any significant impact of the non-compliance. As of March 31, 2012, the Company had bank guarantees against the revolving credit facility totaling $528,124, reducing the available borrowings on the revolving credit facility to $471,876.

Stock Option Grants

No stock options were granted during the three-month periods ended March 31, 2012 and 2011.

Stock Option Exercises and Expirations

No stock options were exercised by employees and no stock options expired during the three-month periods ended March 31, 2012 and 2011.

Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial position or results of operations.

8 of 16

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements. Such forward-looking statements include any expectations of operating and non-operating expense, including research and development expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to the Company’s positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors indentified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC and elsewhere. We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three months ended March 31, 2012, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $6,201,936 compared to $4,168,417 for the three months ended March 31, 2011. The results for the first quarter of fiscal 2012 represent a 49% increase from the same period in the prior year.

Our sales of gas detection products, including industrial accounts and military sales, increased by approximately 123% in the first quarter of 2012 compared to the same period in 2011. Sales to industrial accounts were 168% higher and military sales were 39% lower in the first quarter of 2012 compared to the same period in 2011. Our gas detection products sales included shipment of a single order with a value exceeding $2,000,000. The order was sold to an architectural and engineering firm (A&E) undertaking construction of a petroleum pipeline booster station in the Middle East. Our sales to the U.S. Navy are dependent upon military spending and we generally experience quarterly fluctuations in military sales consistent with the change in the first quarter of 2012 compared to the first quarter of 2011.

In the first quarter of 2012, our sales of environmental controllers to the telecommunications industry were 21% lower compared to the first quarter of 2011. Sales of environment controllers depend on deployment of new remote structures and purchases of spare parts by AT&T, Verizon and other carriers and currently represent approximately 4% of our total net sales.

Sales of our FieldServer product line remained constant in the first quarter of 2012 compared to the first quarter of 2011. FieldServer units include box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators. OEM modules are sold to companies that integrate our products into their commercial offerings. In the first period of 2012 demand for box products decreased 17% while OEM sales increased 15% compared to the same period in 2011. Lower box product shipments for several major customers were offset by continued sales growth of the OEM module products. Box product sales for the first quarter of 2012 are compared to a particularly strong first quarter in 2011.

9 of 16

Gross profit for the three-month period ended March 31, 2012 was $3,159,358, or 51% of net sales, compared to $2,509,143, or 60% of net sales, in the same period the previous year. Although our gross profit increased due to the higher net sales in the quarter, our gross margin suffered as result of the pricing discount on the Middle East order. Large instrumentation projects require very deep discounts due to the highly competitive selling environment for such projects. Excluding the value and cost of goods sold for the large project our gross margin in the first quarter of 2012 was consistent with our historical experience.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $572,833 or 9% of net sales, for the three-month period ended March 31, 2012, compared with $545,074 or 13% of net sales, in the comparable period in 2011. Year over year increases in salary and fixed expenses combined with higher software development and support costs contributed to the higher research and development expenses.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three-month period ended March 31, 2012 were $1,038,201, or 17% of net sales, compared to $884,439, or 21% of net sales, in the same period in the prior year. In the first quarter of 2012 we opened a sales office in Singapore. The expenses related to the additional sales office, combined with annual wage and salary increases contributed to the higher selling and marketing expenses in the first quarter of 2012 compared to the prior year. Commission expenses were also higher in the current year due to the increased sales level.

General and administrative expenses for the first quarter of 2012 were $592,790, or 10% of net sales, compared to $552,217, or 13% of net sales, in the same period in the prior year. Although professional services’ fees were lower, annual increases in wages and salaries along with higher depreciation and expensing of accumulated project related costs contributed to the higher general and administrative expenses for the first quarter of 2012 compared with the same period of the previous year.

Our income from operations for the three-month period ended March 31, 2012 was $955,534, or 15% of net sales, compared to $527,413, or 13% of net sales, in the same period in the prior year. The increased income is primarily the result of higher net sales offset by lower gross margins and overall higher operating costs.Net income for the three-month period ended March 31, 2012 was $573,056, or approximately 9% of net sales, compared to $316,623, or approximately 8% of net sales, for the same period in the prior year.

Liquidity and Capital Resources

During the three months ended March 31, 2012, net cash consumed by operating activities was approximately $641,000 compared to approximately $17,000 provided by operating activities for the same period in 2011. Working capital was approximately $6,241,000 at March 31, 2012, an increase of approximately $612,000 from December 31, 2011. At March 31, 2012, our balance sheet reflected approximately $513,000 of cash and $4,117,000 of net trade receivables. At December 31, 2011, our total cash on hand was approximately $1,212,000 and our net trade receivables were $1,648,000. The changes in balance sheet accounts are largely the effect of the single large order from the A&E firm in the Middle East.

At March 31, 2012, we had no long term liabilities.

We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank. The line of credit which matures on July 10, 2012, requires annual renewal and compliance with certain restrictive covenants. As of March 31, 2012, the Company was not in compliance with the profitability covenant and was in negotiation with the financial institution to resolve the matter. The compliance issue relates to a required income threshold that is higher than the actual net income for the first quarter of 2012. As there are currently no bank borrowings and sufficient cash on hand to cover outstanding standby letters of credit the Company does not anticipate any significant impact of the non-compliance. As of March 31, 2012, the Company had bank guarantees against the revolving credit facility totaling $528,124, reducing the available borrowings on the revolving credit facility to $471,876.

10 of 16

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least January 1, 2013. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

11 of 16

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

12 of 16

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

13 of 16

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedure. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Arnold concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework. No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of March 31, 2012.

This Quarterly Report on Form 10-Q does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financing reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a provision in the Dodd-Frank financial reform act which exempts public companies with market capitalization not exceeding $75 million from having to comply with that provision of the Sarbanes-Oxley law.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

14 of 16

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

SIERRA MONITOR CORPORATION
Registrant

Date: May 9, 2012	By:	/s/ Gordon R. Arnold
Gordon R. Arnold
President
Chief Executive Officer
Chief Financial Officer

15 of 16

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

16 of 16