Form 10-Q
period 2012-06-30
SIERRA MONITOR CORP /CA/
filed 2012-08-10
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

or

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

Yes ☐    No ☒

The number of shares outstanding of the issuer's common stock, as of August 10, 2012 was 9,901,177.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

Assets	June 30, 2012	December 31,
	(unaudited)	2011
Current assets:
Cash	$2,132,296	$1,212,426
Trade receivables, less allowance for doubtful accounts of approximately $71,000 and $65,000 at June 30, 2012 and December 31, 2011, respectively	2,455,633	1,647,948
Inventories, net	3,008,785	3,918,161
Prepaid expenses	232,319	223,362
Income tax deposits	172,883	10,655
Deferred income taxes - current	366,618	366,618
Total current assets	8,368,534	7,379,170

Property and equipment, net	367,440	399,558
Other assets	113,718	140,558
Total assets	$8,849,692	$7,919,286
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,097,247	$918,706
Accrued compensation expenses	532,253	497,197
Other current liabilities	99,709	323,114
Income taxes payable	-	11,362
Total current liabilities	1,729,209	1,750,379

Deferred tax liability	108,337	108,337
Total liabilities	1,837,546	1,858,716

Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,901,177 and 9,896,942 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	9,901	9,901
Additional paid-in capital	2,818,895	2,775,250
Retained earnings	4,183,350	3,275,419
Total shareholders' equity	7,012,146	6,060,570
Total liabilities and shareholders’ equity	$8,849,692	$7,919,286

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$4,665,279	$3,984,361	$10,867,215	$8,152,778
Cost of goods sold	1,960,702	1,628,853	5,003,280	3,288,127
Gross profit	2,704,577	2,355,508	5,863,935	4,864,651
Operating expenses
Research and development	544,975	549,992	1,117,808	1,095,066
Selling and marketing	1,050,539	917,515	2,088,740	1,801,954
General and administrative	551,466	509,643	1,144,256	1,061,860
	2,146,980	1,977,150	4,350,804	3,958,880
Income from operations	557,597	378,358	1,513,131	905,771
Interest income	31	312	89	602
Income before income taxes	557,628	378,670	1,513,220	906,373
Income tax provision	222,753	151,467	605,289	362,549
Net income	$334,875	$227,203	$907,931	$543,824
Net income available to common shareholders per common share
Basic:	$0.03	$0.02	$0.09	$0.05
Diluted:	$0.03	$0.02	$0.09	$0.05
Weighted average number of common shares used in per share computations
Basic:	9,901,177	9,896,942	9,901,177	9,896,942
Diluted:	10,118,965	10,141,609	10,117,771	10,134,794

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$907,931	$543,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,034	138,378
Provision for bad debt expense	6,350	11,157
Provision for inventory loss	23,356	20,000
Stock based compensation expense	43,645	39,410
Changes in operating assets and liabilities:
Trade receivables	(814,035)	(48,821)
Inventories	886,020	(355,850)
Prepaid expenses	(8,957)	42,760
Other assets		(5,394)
Income tax deposit	(162,228)	(459,200)
Income tax payable	11,362	343,935
Accounts payable	178,541	(116,103)
Accrued compensation expenses	35,056	82,055
Other current liabilities	(223,405)	26,110
Net cash provided by operating activities	1,008,946	262,261
Cash flows from investing activities:
Purchase of property and equipment	(89,076)	(234,206)
Purchase of other assets	-	(45,212)
Net cash used in investing activities	(89,076)	(279,418)
Net increase (decrease) in cash	919,870	(17,157)
Cash at beginning of period	1,212,426	1,645,433
Cash at end of period	$2,132,296	$1,628,276
Supplemental cash flow information
Cash paid for income taxes	$778,893	$459,200

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

June 30, 2012

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

Recent accounting pronouncements discussed in the notes to the December 31, 2011 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 22, 2012, that are required to be adopted during the year ended December 31, 2011, did not have or are not expected to have a significant impact on the Company’s 2012 financial statements.

c)	Employee Stock-Based Compensation

The Company initially reserved 500,000 shares of common stock for issuance under the 2006 Stock Plan of which 289,820 shares were available for grant at June 30, 2012. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the six-month periods ended June 30, 2012 and 2011, general and administrative expenses included stock based compensation expense of $43,645 and $39,410, respectively, decreasing the Company's income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the six-month periods ended June 30, 2012 and 2011.

d)	Subsequent Events

Management has evaltext-indent: 0.3inuated events subsequent to June 30, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories follows:

	June 30, 2012	December 31, 2011
Raw materials	$1,190,295	$1,067,504
Work-in-process	916,033	1,124,379
Materials at vendor	504,281	452,260
Finished goods	497,041	1,349,526
Less: Allowance for obsolescence reserve	(98,865)	(75,509)
	$3,008,785	$3,918,161

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

At June 30, 2012 and 2011, outstanding options to acquire 185,000 and 192,000, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2012 and 2011, respectively:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic EPS – weighted-average number of common shares outstanding	9,901,177	9,896,942	9,901,177	9,896,942
Effect of dilutive potential common shares – stock options outstanding	217,788	244,667	216,594	237,852
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,118,965	10,141,609	10,117,771	10,134,794

Concentrations

One customer made up more than 10% of accounts receivable at June 30, 2012 and no customer made up more than 10% of accounts receivable at December 31, 2011. Also the same customer made up more than 10% of net sales for the six month period ended June 30, 2012 and no customer made up more than 10% of net sales for the six month period ended June 30, 2011. The single customer that made up more than 10 percent of sales and receivables is a large, financially stable architectural and engineering firm (A&E) undertaking a construction project in the Middle East. The customer is considered reliable and has previously made payment to Sierra Monitor in the correct amount and on time.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $1,882,000 and $962,000 were in excess of such insured amounts at June 30, 2012 and December 31, 2011, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gas detection devices	$2,131,097	$1,922,967	$5,976,245	$3,645,726
Environment controllers	186,407	226,833	452,780	562,506
FieldServers	2,347,775	1,834,561	4,438,190	3,944,546
	$4,665,279	$3,984,361	$10,867,215	$8,152,778

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000. No borrowings have been made under the Company’s line of credit during the first six months of fiscal year 2012 and there were no outstanding balances at June 30, 2012 and December 31, 2011. As of June 30, 2012, the Company was in compliance with covenants required by the line of credit.

Stock Option Grants

A total of 60,000 stock options were granted during the three and six-month periods ended June 30, 2012. A total of 143,000 stock options were granted during the three and six-month periods ended June 30, 2011.

Stock Option Exercise and Expiration

No stock options were exercised in the six-month period ended June 30, 2012. During the same period, 9,000 options expired.

A total of 4,235 shares of common stock were issued as a result of employee net exercises of stock options in the six-month period ended June 30, 2011. During the same period, 2,000 options expired.

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

Results of Operations

For the three-month period ended June 30, 2012, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $4,665,279 compared to $3,984,361 for the three-month period ended June 30, 2011. For the six-month period ended June 30, 2012, net sales were $10,867,215 compared with $8,152,778 for the six-month period ended June 30, 2011. The sales results for the three and six-month periods ended June 30, 2012 represent increases of 17% and 33%, respectively, compared to the same periods in 2011.

For the three-month period ended June 30, 2012, sales of our gas detection products, including industrial accounts and military sales, were approximately $2,131,000 compared to $1,923,000 in the three-month period ended June 30, 2011. For the six-month period ended June 30, 2012, sales of our gas detection products, including industrial accounts and military sales, were approximately $5,976,000 compared to $3,646,000 in the same period in 2011. These results represent an 11% year-over-year increase in the second quarter and a 64% year-over-year increase in the year-to-date period. The improvement in sales in the second quarter was due, in part, to an increase in military sales compared to the second quarter of the prior year. Military sales cycles are unpredictable because they are dependent upon US Navy purchases of gas detection systems for new ships and related spare part purchase cycles. The increase in sales in the first half of the year is primarily the result of the first quarter, 2012, shipment of a single order with a value exceeding $2,000,000. The order was sold to an architectural and engineering firm (A&E) undertaking construction of a petroleum pipeline booster station in the Middle East.

Sales of Environment Controllers to the telecommunications industry in the three-month period ended June 30, 2012 were approximately $186,000 compared to approximately $227,000 in the three-month period ended June 30, 2011. In the six-month period ended June 30, 2012 sales of Environment Controllers were approximately $453,000 compared to $563,000 in the same period in 2011. The results for the three and six-month periods ended June 30, 2012 represent decreases of 18% and 20%, respectively, compared to the same periods in 2011. There were no significant telephone company infrastructure project shipments during the second quarter of 2012 and most of the sales were for spare parts and the retro-fit of older control systems.

In the three-month period ended June 30, 2012, sales of FieldServer products were approximately $2,348,000 compared to $1,835,000 in the same period in 2011, representing a 28% increase. In the six-month period ended June 30, 2012, sales of our FieldServer products were approximately $4,438,000 compared to $3,945,000 in the same period in 2011, representing a 13% increase. FieldServer products include box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators. Box product sales increased approximately 7% in the three-month period ended June 30, 2012 on a year-over-year basis. Box product sales decreased approximately 5% in the six-month period ended June 30, 2012 compared to the same period in the prior year. Although year over year unit shipments of box products have increased by 15%, the introduction in 2011 of a new FieldServer product has suppressed margins and contributed to the lower year-to-date revenue. The new product is expected to have broader market acceptance resulting in ongoing unit volume increases. OEM module sales increased approximately 53% in the three-month period ended June 30, 2012 as compared to the same period in 2011, and 32% on a year-to-date basis in 2012 compared to the prior year period. The higher level of sales in each of the three and six-month periods ended June 30, 2012 reflect sustained deliveries to mature accounts, continued improvements in run rates for recent adopter customers and incremental sales to new customers.

Gross profit for the three-month period ended June 30, 2012 was approximately $2,705,000 or 58% of net sales compared to $2,356,000, or 59% of net sales, in the same period in the previous year. Gross profit for the six-month period ended June 30, 2012 was $5,864,000, or 54% of net sales, compared to $4,865,000, or 60% of net sales, in the same period in the previous year. In the first quarter of 2012 our gross margin was lower than historical levels as a result of discounted pricing for a single large order. The highly competitive selling environment for large projects commands lower selling prices. While we have increased our list prices for gas detection products, we anticipate generally lower margins due to increases in material and labor costs along with the impact of potential additional large projects.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $545,000, or 12% of net sales, for the three-month period ended June 30, 2012 compared to $550,000, or 14% of net sales, in the comparable period in 2011. In the six-month periods ended June 30, 2012 and June 30, 2011, research and development expenses were $1,118,000, or 10 % of net sales, and $1,095,000, or 13% of net sales, respectively. There have been no significant changes in engineering expenses in the three and six-month reporting periods ended June 30, 2012.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $1,051,000, or 23% of net sales for the three-month period ended June 30, 2012, compared to $918,000, or 23% of net sales, in the comparable period in the prior year. For the six-month periods ended June 30, 2012 and June 30, 2011, selling and marketing expenses were $2,089,000, or 19% of net sales, and $1,802,000, or 22% of net sales, respectively. Our ongoing selling and marketing expenses have increased as a result of the early 2012 opening and continued operation of sales offices in Berlin and Singapore. Other selling and marketing expenses, including sales commissions, are consistent with historical levels.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were $551,000 or 12% of net sales, for the three-month period ended June 30, 2012 compared to $510,000 or 13% of net sales, in the three-month period ended June 30, 2011. For the six-month periods ended June 30, 2012 and June 30, 2011, general and administrative expenses were $1,144,000, or 11% of net sales, and $1,062,000, or 13% of net sales, respectively. Increases in depreciation expenses due to information technology upgrades, higher salary and benefit costs and higher travel expenses contributed to the increase in general and administrative expenses in both periods compared to the respective prior year periods. Our G&A expenses as a percent of net sales are lower for year to date 2012 than the same period in 2011 due to the higher level of sales.

In the three-month period ended June 30, 2012, our income from operations was $558,000, representing an increase of $180,000 compared to our income from operations of $378,000 in the three-month period ended June 30, 2011. In the six-month period ended June 30, 2012, our income from operations was $1,513,000 representing an increase of $607,000 compared to our income from operations of $906,000 in the six-month period ended June 30, 2011. The higher sales levels in both the three and six-month periods ended June 30, 2012 were sufficient to overcome lower margins and still produce improved income from operations over the corresponding periods in 2011. The lower margins were experienced primarily in the first quarter of 2012 as a result of the large single order in the Middle East.

After interest and tax provisions, our net income for the three-month period ended June 30, 2012 was $335,000 compared to net income of $227,000 in the same period of 2011. For the six-month period ended June 30, 2012, our net income was $908,000 compared to a net income of $544,000 in the same period of 2011.

Liquidity and Capital Resources

During the six months ended June 30, 2012, net cash provided by operating activities was approximately $1,009,000 compared to net cash provided of approximately $262,000 for the same period in 2011. Working capital was approximately $6,639,000 at June 30, 2012, an increase of approximately $1,011,000 from December 31, 2011. At June 30, 2012, our balance sheet reflected approximately $2,132,000 of cash and $2,456,000 of net trade receivables. At December 31, 2011, our total cash on hand was approximately $1,212,000 and our net trade receivables were $1,648,000.

At June 30, 2012, we had no long term liabilities.

We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank which matures on September 9, 2012. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At June 30, 2012, the Company was in compliance with the financial covenants and there were no borrowings on this line of credit.

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

b)	Accounts Receivable and Related Allowances

Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer’s potential inability or unwillingness to meet the payment terms dictates secured payments. Our international sales are generally made based on secure payments, including cash wire advance payments and letters of credit. International sales are made on open account terms where sufficient historical experience justifies the credit risks involved. In many of our larger sales, the customers are construction contractors who are in need of our field services to complete their work and obtain payment. Management’s ability to manage the credit terms and utilize the leverage provided by the clients’ need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to ensure that it is adequate. We believe that we have demonstrated the ability to make reasonable and reliable estimates of allowances for doubtful accounts based on significant historical experience.

c)	Inventories

Inventories are stated at the lower of cost or estimated market, cost being determined on the first-in, first-out method. The Company uses an Enterprise Requirements Planning (“ERP”) software system which provides data upon which management relies to determine inventory trends and identify excesses. The carrying value of inventory is reduced to market for slow moving and obsolete items based on historical experience and current product demand. We evaluate the carrying value of inventory quarterly. The adequacy of carrying amounts is dependent upon management’s ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedure. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Arnold concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework. No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of June 30, 2012.

This Quarterly Report on Form 10-Q does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financing reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

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

SIERRA MONITOR CORPORATION
Registrant

Date: August 10, 2012	By:	/s/ Gordon R. Arnold
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

Page 16 of 16