Form 10-Q/A
period 2012-06-30
SIERRA MONITOR CORP /CA/
filed 2012-08-15
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") amends the Quarterly Report on Form 10-Q of Sierra Monitor Corporation (the "Company") for the period ended June 30, 2012, originally filed with the Securities and Exchange Commission (the "Commission" on August 10, 2012 ("Original Filing"). This Amendment No. 1 is being filed solely to furnish a corrected unaudited Condensed Statements of Cash Flows that amends certain discrepancies contained in the Original Filing.

No other changes have been made in this Amendment No. 1 to the Original Filing. This Amendment No. 1 speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing date and does not, and does not purport to, amend, modify, update or restate in any way the information contained in the Original Filing.

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

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$907,931	$543,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,034	138,378
Provision for bad debt expense	6,350	11,157
Provision for inventory loss	23,356	20,000
Stock based compensation expense	43,645	39,410
Changes in operating assets and liabilities:
Trade receivables	(814,035)	(48,821)
Inventories	886,020	(355,850)
Prepaid expenses	(8,957)	42,760
Other assets		(5,394)
Income tax deposit	(162,228)	(459,200)
Income tax payable	(11,362)	343,935
Accounts payable	178,541	(116,103)
Accrued compensation expenses	35,056	82,055
Other current liabilities	(223,405)	26,110
Net cash provided by operating activities	1,008,946	262,261
Cash flows from investing activities:
Purchase of property and equipment	(89,076)	(234,206)
Purchase of other assets	-	(45,212)
Net cash used in investing activities	(89,076)	(279,418)
Net increase (decrease) in cash	919,870	(17,157)
Cash at beginning of period	1,212,426	1,645,433
Cash at end of period	$2,132,296	$1,628,276
Supplemental cash flow information
Cash paid for income taxes	$778,893	$459,200

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

PART II: OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit

Number	Description

3.1(1)	Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) for the fiscal quarter ended June 30, 1998 filed with the SEC on August 14, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION
Registrant

Date: August 15, 2012	By:	/s/ Gordon R. Arnold
Gordon R. Arnold
President
Chief Executive Officer
Chief Financial Officer

Index to Exhibits

Exhibit

Number	Description

3.1(1)	Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) for the fiscal quarter ended June 30, 1998 filed with the SEC on August 14, 1998.

Page 16 of 16