Form 10-Q
period 2012-09-30
SIERRA MONITOR CORP /CA/
filed 2012-11-14
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the issuer's common stock, as of November 14, 2012, was 10,004,311.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

Assets	September 30, 2012 (unaudited)	December 31, 2011
Current assets:
Cash	$2,408,327	$1,212,426
Trade receivables, less allowance for doubtful accounts
of approximately $80,000 and $65,000, respectively	2,089,078	1,647,948
Inventories, net	2,942,670	3,918,161
Prepaid expenses	198,478	223,362
Income tax deposits	181,287	10,655
Deferred income taxes	366,618	366,618
Total current assets	8,186,458	7,379,170

Property and equipment, net	334,143	399,558
Other assets	116,364	140,558
Total assets	$8,636,965	$7,919,286

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$794,936	$918,706
Accrued compensation	434,280	497,197
Other current liabilities	107,376	323,114
Income taxes payable	-	11,362
Total current liabilities	1,336,592	1,750,379

Deferred tax liability	108,337	108,337
Total liabilities	1,444,929	1,858,716
Shareholders' equity:

Common stock, $0.001 par value; 20,000,000 shares authorized; 10,004,311 and 9,901,177 shares issued and outstanding, respectively

Additional paid-in capital	10,004	9,901
Retained earnings	2,846,287	2,775,250
Total shareholders' equity	4,335,745	3,275,419
Total liabilities and shareholders’ equity	7,192,036	6,060,570

	$8,636,965	$7,919,286
See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2012	2011	2012	2011
Net sales	$4,040,406	$3,803,336	$14,907,621	$11,956,114
Cost of goods sold	1,700,007	1,563,419	6,703,287	4,851,546

Gross profit	2,340,399	2,239,917	8,204,334	7,104,568

Operating expenses
Research and development	523,310	552,950	1,641,118	1,648,016
Selling and marketing	1,012,646	857,828	3,101,386	2,659,782
General and administrative	550,572	526,508	1,694,828	1,588,368
	2,086,528	1,937,286	6,437,332	5,896,166
Income from operations	253,871	302,631	1,767,002	1,208,402

Interest income	119	262	208	864
Income before income taxes	253,990	302,893	1,767,210	1,209,266

Income tax provision	101,595	121,157	706,884	483,706

Net income	$152,395	$181,736	$1,060,326	$725,560
Net income available to common shareholders per common share
Basic:	$0.02	$0.02	$0.11	$0.07

Diluted:	$0.02	$0.02	$0.10	$0.07
Weighted average number of common shares used in per share computations
Basic:	9,905,761	9,901,177	9,902,705	9,898,354

Diluted:	10,118,790	10,113,651	10,148,227	10,122,507

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,060,326	$725,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222,032	211,877
Provision for bad debt expense	15,434	14,157
Provision for inventory losses	34,958	35,000
Stock based compensation expense	71,140	59,885
Changes in operating assets and liabilities:
Trade receivables	(456,564)	(141,904)
Inventories	940,533	(492,249)
Prepaid expenses	24,884	55,063
Income tax deposit	(170,632)	(524,200)
Income taxes payable	(11,362)	465,092
Other assets	-	(5,394)
Accounts payable	(123,770)	(66,675)
Accrued compensation	(62,917)	33,011
Other current liabilities	(215,738)	20,210
Net cash provided by operating activities	1,328,324	389,433
Cash flows from investing activities:
Purchase of property and equipment	(121,751)	(253,790)
Purchase of other long-term assets	(10,672)	(49,713)

Net cash used in investing activities	(132,423)	(303,503)

Net increase in cash	1,195,901	85,930

Cash at beginning of period	1,212,426	1,645,433
Cash at end of period	$2,408,327	$1,731,363
Supplemental cash flow information
Cash paid for income taxes	$888,893	$542,814

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2012

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

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SRMC”.

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

The Company reserved 500,000 shares of common stock for issuance under the 2006 Stock Plan of which 289,820 shares were available for grant at September 30, 2012. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the nine-month periods ended September 30, 2012 and 2011, general and administrative expenses included $71,140 and $59,885, respectively, resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company’s basic and diluted net income per share as a result of recognizing employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the nine-month periods ended September 30, 2012 and 2011.

Inventories

A summary of inventories follows:

	September 30, 2012	December 31, 2011
Raw materials	$1,130,542	$1,067,504
Work-in-process	987,998	1,124,379
Material at vendor	442,424	452,261
Finished goods	492,173	1,349,526
Less: Allowance for obsolescence reserve	(110,467)	(75,509)
	$2,942,670	$3,918,161

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

At September 30, 2012 and 2011, outstanding options to acquire 185,000 and 192,000, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2012 and 2011, respectively:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Basic EPS – weighted-average number of common shares outstanding	9,905,761	9,901,177	9,902,705	9,898,354
Effect of dilutive potential common shares – stock options outstanding	213,029	212,474	245,522	224,153
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,118,790	10,113,651	10,148,227	10,122,507

Concentrations

One customer made up more than 10% of accounts receivable at September 30, 2012 and no customer made up more than 10% of accounts receivable at December 31, 2011. Also the same customer made up more than 10% of net sales for the nine-month period ended September 30, 2012 and no customer made up more than 10% of net sales for the nine-month period ended September 30, 2011. The single customer that made up more than 10 percent of sales and receivables is a large, financially stable architectural and engineering firm (A&E) undertaking a construction project in the Middle East. The customer is considered reliable and has previously made payment to Sierra Monitor in the correct amount and on time.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $1,908,000 and $962,000 were in excess of such insured amounts at September 30, 2012 and December 31, 2011, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gas detection devices	$1,787,364	$1,612,406	$7,765,755	$5,258,136
Environment controllers	200,964	237,844	653,583	800,351
FieldServers	2,052,078	1,953,086	6,488,283	5,897,627
	$4,040,406	$3,803,336	$14,907,621	$11,956,114

Line-of-Credit

The Company allowed a $1,000,000 line of credit with its previous commercial bank to expire and received approval for a replacement $1,000,000 line of credit under substantially the same terms with a new bank until September 2013. No borrowings have been made under the Company’s line of credit during the first nine months of fiscal year 2012 and there were no outstanding balances at September 30, 2012 and December 31, 2011. As of September 30, 2012, the Company was in compliance with specified financial covenants required by the new commercial bank providing the line of credit.

Stock Option Grants

No stock options were granted during the three-month period ended September 30, 2012. A total of 60,000 stock options were granted during the nine-month period ended September 30, 2012. No stock options were granted during the three-month period ended September 30, 2011, while 143,000 stock options were granted during the nine-month period ended September 30, 2011. Stock options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

Stock Option Exercise and Expiration

In the nine-month periods ended September 30, 2012 and 2011, a total of 103,134 and 4,235 shares of common stock, respectively, were issued as a result of employee net exercises of stock options. During the same periods, 9,000 and 2,000 options expired.

Subsequent Events

Management has evaluated events subsequent to September 30, 2012 through the date that the accompanying interim condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Results of Operations

For the three-month periods ended September 30, 2012, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $4,040,406 compared to $3,803,336 for the three-month period ended September 30, 2011. For the nine-month period ended September 30, 2012, net sales were $14,907,621 compared with $11,956,114 in the prior year nine-month period. The sales results for the three and nine-month periods ended September 30, 2012 represent increases of 6% and 25%, respectively, compared to the same periods in 2011.

For the three-month period ended September 30, 2012, sales of our gas detection products were approximately $1,787,000 compared to $1,612,000 in the three-month period ended September 30, 2011. For the nine-month period ended September 30, 2012, our gas detection product sales were approximately $7,766,000 compared to $5,258,000 in the same period in 2011. These results represent an 11% year-over-year increase in the third quarter and a 48% year-over-year increase in the year-to-date period. In the third quarter of 2012 our industrial gas detection sales were robust compared to the same period in 2011, but in the same comparative periods our Navy sales were substantially lower. Industrial sales included new international fire and gas detection projects and larger than normal domestic spare parts sales. Navy sales that are dependent upon unpredictable military buying cycles slowed in the third quarter after relatively higher sales in the first half of the year. The increase in year-to-date gas detection product sales is primarily the result of the first quarter, 2012 shipment of a single order with a value exceeding $2,000,000. The order was sold to an architectural and engineering firm (A&E) undertaking construction of a petroleum pipeline booster station in the Middle East.

Sales of Environment Controllers to the telecommunications industry in the three-month period ended September 30, 2012 were approximately $201,000 compared to $238,000 in the three-month period ended September 30, 2011. In the nine-month period ended September 30, 2012, sales of Environment Controllers were approximately $654,000 compared to $800,000 in the same period in 2011. Our sales to the telecommunications industry are dependent upon expansion of field infrastructure by wire phone and cable companies. In the current year there have been no significant infrastructure projects and our sales are reliant upon field upgrades and retrofits.

In the three-month period ended September 30, 2012, sales of FieldServer products were approximately $2,052,000 compared to $1,953,000 in the same period in 2011. In the nine-month period ended September 30, 2012, sales of our FieldServer products were approximately $6,488,000, compared to $5,898,000 in sales reported in the same period in 2011. These results represent a 5% year-over-year increase in the third quarter and a 10% year-over-year increase in the year-to-date period.

FieldServer sales include both box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for integration with building automation systems and are generally sold to building automation integrators.

Box product sales increased approximately 21% in the three-month period and 3% in the nine-month period ended September 30, 2012 on a year-over-year basis. The increase in sales in the third quarter of 2012 is due, in part, to shipment of a one-time single order for a military application. In early 2011 we completed the introduction of a more competitive FieldServer box product with a lower selling price. The impact of that introduction was lower revenue, even as the unit volume increased. In the second and third quarters of 2012 the unit volume has increased sufficiently to overcome the lower selling price, resulting in a year-over-year revenue improvement.

OEM module sales decreased approximately 10% in the three-month period ended September 30, 2012 as compared to the same period in 2011, and increased 17% on a year-to-date basis in 2012 compared to the prior year period. While order bookings for the OEM module have continued to increase, shipment releases by key customers slowed in the third quarter. We believe that the lower shipment releases were a temporary timing issue.

Gross profit of $2,340,399 for the three-month period ended September 30, 2012 was 58% of net sales compared to $2,239,917, or 59% of net sales, in the same period in the previous year. Gross profit for the nine-month period ended September 30, 2012 was $8,204,334, or 55% of net sales, compared to $7,104,568, or 59% of net sales, in the same period in the previous year. The gross profit for the third quarter was consistent with our current margin expectations based on continued competitive pressure on selling prices. The gross profit for the nine month year-to-date period was lower than our historical levels as a result of discounted pricing for a single large order to the Middle East in the first quarter of 2012.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $523,310, or 13% of net sales, for the three-month period ended September 30, 2012 compared to $552,950, or 15% of net sales, in the comparable period in 2011. In the nine-month periods ended September 30, 2012 and September 30, 2011, research and development expenses were $1,641,118, or 11% of net sales, and $1,648,016, or 14% of net sales, respectively. We maintain product development programs to continually increase the number and types of products for sale in each of the product lines. In addition, our engineering team supports third party approval programs. The expenses for each of the reported periods in 2012 are consistent with the corresponding prior year periods and reflect our ongoing commitment to continue investment in each of the product lines.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $1,012,646, or 25% of net sales for the three-month period ended September 30, 2012, compared to $857,828 or 23% of net sales, in the comparable period in the prior year. For the nine-month periods ended September 30, 2012 and 2011, selling and marketing expenses were $3,101,386, or 21% of net sales, and $2,659,782, or 22% of net sales, respectively. Third quarter and year-to-date 2012 selling expenses are generally higher than the comparative periods due, primarily, to higher selling costs and our expansion of the sales team, including the early 2012 opening of new offices in Singapore and Berlin. Variable selling costs include commission payments within the sales channels that increase in correlation with the sales level.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses and fees for professional services, were $550,572, or 14% of net sales, for the three-month period ended September 30, 2012 compared to $526,508, or 14% of net sales, in the three-month period ended September 30, 2011. For the nine-month periods ended September 30, 2012 and 2011, general and administrative expenses were $1,694,828, or 11% of net sales, and $1,588,368, or 13% of net sales, respectively. There were no overall significant changes in general and administrative expenses except for generally higher employee compensation expenses.

In the three-month period ended September 30, 2012, our income from operations was $253,871 compared to $302,631 for the three-month period ended September 30, 2011. In the nine-month period ended September 30, 2012, our income from operations was $1,767,002 representing an increase of $558,600 compared to the nine-month period ended September 30, 2011. In the third quarter of 2012 our higher gross profit compared to the same period of 2011 was offset by increases in each category of our fixed expenses resulting in lower income from operations. Our higher income in the first nine months of 2012 compared with the same period in 2011 was primarily the result of a single large order shipped in the first quarter of 2012.

In the three and nine-month periods ended September 30, 2012 tax deposits of $110,000 and $883,000, respectively, were paid to federal and state agencies for current obligations. After interest income and tax expenses, our net income for the three-month period ended September 30, 2012 was $152,395 compared to $181,736 in the same period of 2011. For the nine-month period ended September 30, 2012 our net income was $1,060,326 compared to $725,560 in the same period of 2011.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, net cash provided by operating activities was approximately $1,328,000 compared to net cash of approximately $389,000 provided by operating activities for the same period in 2011. Working capital was approximately $6,850,000 at September 30, 2012, an increase of approximately $1,221,000 from December 31, 2011.

At September 30, 2012, our balance sheet reflected approximately $2,408,000 of cash, $2,943,000 of inventory and $2,089,000 of net trade receivables. At December 31, 2011, our total cash on hand was approximately $1,212,000, our inventory was $3,918,000 and our net trade receivables were $1,648,000. Our inventory was higher at December 31, 2011 in preparation for shipment of a large order to the Middle East in the first quarter of 2012.

At September 30, 2012, we had no long term liabilities. We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with a commercial bank. The line of credit requires annual renewal and compliance with certain financial covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At September 30, 2012, the Company was in compliance with all financial covenants contained in the line of credit. There were no borrowings on this line of credit during the nine-month period ended September 30, 2012.

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

Gas Detection and Environment Control Products

Gas detection and environment control products are sold as off-the-shelf products with prices fixed at the time of order. Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between us and our customer as to the specific nature and terms of the agreed-upon sale transaction. Products are shipped and are considered delivered when (a) for FOB factory orders they leave our shipping dock or (b) for FOB customer dock orders upon confirmation of delivery.  The creditworthiness of customers is generally assessed prior to the Company’s acceptance of a customer’s first order. Additionally, international customers and customers who have developed a history of payment problems are generally required to prepay or pay through a letter-of-credit.

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

b)	Accounts Receivable and Related Allowances

Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer’s potential inability or unwillingness to meet the payment terms dictate secured payments. Our international sales are generally made based on secure payment terms including cash wire advance payments and letters of credit. International sales are made on open account terms where sufficient historical experience justifies the assumption of customer credit risk. In many of our larger sales, our customers are frequently construction contractors who are in need of our field services to complete their work and obtain payment. Management’s ability to manage the credit terms and utilize of the leverage provided by the clients’ need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Arnold concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

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

SIERRA MONITOR CORPORATION
Registrant

Date: November 14, 2012	By:	/s/ Gordon R. Arnold
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

Page 16 of 16