Form 10-K
period 2012-12-31
SIERRA MONITOR CORP /CA/
filed 2013-03-28
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $6,166,806 based upon the last reported sale price of $1.65 per share on the Over the Counter Bulletin Board, which occurred on June 29, 2012. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's common stock outstanding as of March 22, 2013 was 10,104,311.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 8, and information required under Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2013.

FORM 10-K

SIERRA MONITOR CORPORATION

TABLE OF CONTENTS

PART I.

Item 1.	Business	1

Item 1A.	Risk Factors	4

Item 2.	Properties	5

Item 3.	Legal Proceedings	5

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	6

Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	7

Item 8.	Financial Statements and Supplementary Data	10

Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	10

Item 9A.	Controls and Procedures	10

Item 9B.	Other Information	11

PART III.

Item 10.	Directors, Executive Officers, and Corporate Governance	12

Item 11.	Executive Compensation	13

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	13

Item 13.	Certain Relationships and Related Transactions, and Director Independence	14

Item 14.	Principal Accounting Fees and Services	14

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	15

SIGNATURES		16

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report. Forward-looking statements in this report include, among others, statements regarding the sufficiency of cash and accounts receivable, effect of inflation on our results of operations, critical accounting policies and other matters discussed under Part I, Item 1A “Risk Factors,” below. Our future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting our industry, lack of growth in our end-markets, our ability to develop, manufacture, and sell both new and existing products at a profitable yet competitive price and other matters discussed under Part I, Item 1A “Risk Factors,” below. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART I

Item 1. Business.

General

Sierra Monitor Corporation a California corporation (the “Company”, Sierra Monitor,” “we” or “us”), founded in 1978, designs, manufactures and sells electronic safety and environmental instrumentation. The Company’s unique protocol translator product lines enable communication between disparate electronic systems overcoming protocol language barriers. By enabling communication between central building automation systems and many electronic subsystems, such as fire panels, chillers and air handlers, Sierra Monitor assists with the integration of energy saving systems. The Company’s products improve the safety and comfort of workers while contributing to climate and natural resource protection. Sierra Monitor’s intelligent hazardous gas detection systems can be found in a broad range of applications including US Navy ships, wastewater treatment facilities, refineries, offshore oil platforms, chemical plants, alternate fuel vehicle maintenance facilities, parking garages and underground telephone vaults providing 24/7 protection of personnel and facilities.

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

Machine to machine (M2M) protocol translation devices, known as communication gateways, are sold under the trade names “FieldServer” and “ProtoCessor” to equipment manufacturers and systems integrators, principally in the building automation industry where the market is driven primarily by cost efficiency and energy savings initiatives. Many industrial instruments, such as detection systems, controllers and automation systems, communicate in disparate, non-standard proprietary protocols. Communication gateways provide a means for transferring data between devices using foreign and proprietary protocols and modern open comprehensive protocol systems. In 2012, combined revenue from sales of our FieldServer and ProtoCessor products was approximately 45% of our sales compared to approximately 49% in 2011 and 48% in 2010.

Safety Instrumentation: Intelligent gas detection safety systems that Sierra Monitor manufactures solve a variety of safety challenges ranging from applications in oil and gas processing and chemical plants to wastewater treatment, alternate fuel vehicle programs and other users or producers of hazardous gases. These systems utilize features such as recorded event information, graphical displays on central computers and web server displays to allow users to identify hazards and problems before they evolve into incidents which could cause production delays, may prompt evacuation of personnel or potentially even cause property damage and physical injury. By network-enabling smart detection systems, through the FieldServer products, data can be presented via dynamic web server for viewing by local or remote computer web browsers. The motivation for installation of gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health administration, state and local governing bodies, insurance companies and various industry rule-making bodies. Revenue from gas detection products was approximately 51% of our sales in 2012, compared to 45% in 2011 and 46% in 2010.

Sierra Monitor also supplies microprocessor-based environment control products to the telecommunications industry. The control products are used to monitor temperature, gas, smoke and other environmental and security conditions in remote structures such as broadband distribution nodes, fiber optic booster stations and cell-tower site buildings. Environment controllers integrate various functions which would otherwise require discrete controls and alarm handling. Revenue from all products sold to the telecommunications industry was approximately 4% of our sales in 2012, compared to 6% in 2011 and 6% in 2010.

Research and Development

We maintain research and development programs to enhance existing products and to develop new products. Our research and development expenses, which include costs for sustaining engineering, were $2,167,548 or 12% of sales in 2012, compared to $2,204,610 or 14% of sales in 2011 and $1,978,507 or 14% of sales in 2010.

Sales and Distribution

Our products are sold through a network of independent sales representatives supervised by regional managers. There are currently 38 authorized representative companies in the United States. The majority of our representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products. Our internal sales organization includes a corporate sales manager, seven regional sales managers, an outside salesperson and various inside support personnel. In addition to our primary factory and office facility in Milpitas, California and a technical support office located in Fort Myers, Florida, we have separate domestic sales offices in California, Indiana, Massachusetts, Michigan, New Jersey and Texas. We support international sales from offices in California, Texas, Johannesburg, South Africa, Berlin, Germany, Dubai, United Arab Emirates (“UAE”) and Singapore.

Products manufactured by us are sold to a broad variety of customers including original equipment manufacturers and integration contractors in the building automation industry, oil and gas drilling, refining and pipeline companies, chemical plants, waste-water treatment plants, telecommunications companies, parking garages and landfill rehabilitation projects. We consider that we operate in one business segment. Substantially all of the revenues reported in Part II, Item 7 of this Annual Report on Form 10-K are attributable to sales to that single segment. See “Note 8: Segment Reporting” to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2012, we had a total of 58 employees, all of whom were employed on a full-time basis, of whom 7 were in research and development; 18 were in marketing, sales and service; 4 were in general administration; and 29 were in operations and manufacturing. At that date, 50 of our employees were located in Milpitas, California, and the remaining employees were located in regional sales and technical support offices. We also maintain a team of ten engineering consultants centered in Johannesburg, South Africa.

Seasonality and Customer Concentration

The demand for monitoring devices and other products we manufacture is typically not seasonal. In 2012 one customer in the Middle East accounted for approximately 13% of our net sales. During 2011 there were no customers to whom sales exceeded 10% of our net sales. Factors affecting specific industries, such as telecommunications, building automation or petro-chemical processing, could affect our sales within any of those industries. Those factors may include, but are not limited to, a general economic downturn, labor problems, and rapid shifts in technology or introduction of competing products at lower prices.

Backlog

The commercial order backlog for our products at December 31, 2012 was approximately $3,573,000, compared to approximately $5,475,000 at December 31, 2011. The backlog includes orders for which we have not yet received engineering release from the customer. Since we generally ship many of our products within the same quarter that we receive a purchase order and engineering release from the customer, we believe that our backlog at any particular time is generally not indicative of the level of future sales.

Competition

The market in which we participate is highly competitive and generally price sensitive. Most of our competitors have far greater financial, marketing and manufacturing resources than we. The principal competitive factors in our industry are reliability, ease of use, product support and price. Our FieldServer and ProtoCessor products compete with products or alternate methods and technologies offered by, among others, HMS, Control Solutions Inc., Loytec Electronics, Prosoft Technology, Automated Logic, Cimetrics, Kalki Communications Technologies, Honeywell Tritium and TAC Schneider Electric. Our gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Safety Inc., Mine Safety Appliance Company, Emerson and Honeywell Life Safety and others. Most of our competitors offer broad product lines including items that do not compete with our products.

Manufacturing and Suppliers

We purchase materials and components for use in manufacturing our products. The majority of the materials and components used in our products are standard items which can be purchased from multiple distributors or fabricated by multiple custom fabrication vendors. Components which are generally purchased from sole sources are those which require a specific consistent quality such as gas sensors. Our principal suppliers of gas sensors are City Technology, Dynament and E2V Technologies. Principal suppliers of major components of our ProtoCessor products include Digi International and Echelon Corporation. We anticipate that the majority of components and materials used in products to be developed by us will be readily available. However, there is no assurance that the current availability of these materials will continue in the future, or if available, will be procurable at favorable prices.

Environmental Regulation

We have no significant costs associated with compliance with environmental regulations. However, there can be no assurance that we will not incur such costs in the future.

Major Customers

Sales to one customer based in the Middle East represented 10% of the Company’s accounts receivable as of December 31, 2012, and 13% of the Company’s sales during the year ended December 31, 2012.

Available Information

We file with the Securities Exchange Commission (SEC) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.investor.sierramonitor.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted. Our headquarters are located at 1991 Tarob Court, Milpitas, CA 95035. Our phone number at that address is (408) 262-6611 and our email address is sierra@sierramonitor.com.

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

Item 2. Properties.

Our principal executive, administrative, manufacturing and engineering operations are located in two buildings totaling approximately 28,000 square feet in Milpitas, California under a lease scheduled to expire on April 30, 2015. We also lease a small technical support office in Fort Myers, Florida and have sales offices near Los Angeles, California; Louisville, Kentucky; Boston, Massachusetts; Detroit, Michigan; Cherry Hill, New Jersey; Dallas, Texas; Houston, Texas; and Dubai, UAE. We also added a sales office in Singapore in March 2012 and Berlin, Germany in April 2012. Management considers that our current facilities are in good operating condition, are adequate for the present level of operations, are adequately covered by insurance and that additional office and factory space is available in the immediate vicinity, if required.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. Our common stock is quoted on the OTC Bulletin Board under the symbol "SRMC.OB." There is not an active market for our common stock and there is only infrequent trading in limited volume. The high and low closing sales price, as reported by the OTC Bulletin Board system, of our common stock during each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices	High	Low
Quarter ended December 31, 2012	$1.85	$1.31
Quarter ended September 30, 2012	$1.85	$1.45
Quarter ended June 30, 2012	$1.70	$1.30
Quarter ended March 31, 2012	$2.35	$1.10

Quarter ended December 31, 2011	$1.45	$1.10
Quarter ended September 30, 2011	$1.75	$1.30
Quarter ended June 30, 2011	$1.90	$1.50
Quarter ended March 31, 2011	$1.55	$1.25

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Holders. As of March 20, 2013, there were approximately 176 holders of record of our common stock and the closing price of our common stock was $1.53. This figure does not include beneficial holders or common stock held in street name, as we cannot accurately estimate the number of these beneficial holders.

(c) Dividends. The company adopted a dividend policy effective as of October 30, 2012, authorizing a quarterly cash dividend of $0.01 per share of common stock. The first quarterly dividend was paid on November 15, 2012 to shareholders of record as of the close of business on November 10, 2012. This dividend represented a quarterly payout of $100,043 in aggregate, based on 10,004,311 shares outstanding as of October 30, 2012. The cash dividend policy and payment of any future quarterly cash dividends will be at the discretion of the Board and will be dependent upon Sierra Monitor’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board. Prior to October 30, 2012, we had not paid cash dividends on our common stock.

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

Stock Option Plan

We have reserved 551,521 shares of common stock for issuance under the 2006 Stock Plan of which 267,320 shares were available for grant at December 31, 2012. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Fiscal 2012 vs. Fiscal 2011

For the fiscal year ended December 31, 2012, our net sales were $18,759,030, compared to net sales of $15,529,041 in the prior fiscal year ended December 31, 2011. Net sales increased approximately 21% in 2012 compared to the prior year. Our income from operations before interest income and income taxes was $1,954,903 in 2012, compared to operating income before interest income and income taxes of $1,436,598 in 2011. Net income in 2012 was $1,195,829, or $0.12 per share, compared to net income of $868,947, or $0.09 per share, in 2011.

Sales of our FieldServer communications bridge products increased approximately 10% in 2012 compared to 2011. FieldServer offerings include box products and Original Equipment Manufacturer (OEM) modules. Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators. In early 2011 we completed the introduction of a more competitive FieldServer box product with a lower selling price resulting in generally lower revenue in 2011 than in 2010. In 2012 the volume of unit sales increased sufficiently to offset the lower selling price, contributing to an 8% increase in sales of box products as compared to 2011. OEM modules sold under the trade name ProtoCessors are small electronic assemblies that deliver our software functionality to equipment manufacturers. ProtoCessor shipments increased approximately 11% in 2012 compared to 2011. ProtoCessor sales depend upon the adoption into equipment manufacturers’ designs for a range of products from lighting controls to roof top air conditioners, variable frequency drives and others. In 2012 approximately eleven new customers began purchasing production quantities of ProtoCessor products, while most existing customers increased their purchasing quantities.

Our sales of gas detection products, including industrial accounts and military sales, increased by approximately 39% in 2012 compared to 2011. Increased international sales, including shipment during the first and second quarters of 2012 of a single order with a value exceeding $2,500,000, and stronger sales to Latin America and Asia, offset lower domestic sales. We believe that the lower domestic sales, which reflect a 24% decrease in Military shipments, are due to the generally weak domestic economy.

Sales of environment controller products, which are used by telecommunications companies, decreased by approximately 18% in 2012 compared to 2011. We supply controllers to OEM accounts for installation in new remote telephone company buildings used primarily by Comcast, AT&T and T-Mobile. In 2012, we observed a low level of infrastructure spending by major telecommunications companies, which we believe to have been the result of general economic conditions. We also sell spare parts to the telephone companies for support of the installed base of our controllers. The demand for spare parts is generally consistent on a year to year basis.

Gross profit as a percent of sales was approximately 56% in 2012 and 59% in 2011. Our gross margins vary by product mix and channel of distribution. In particular, domestic sales generate higher margins but also higher selling expenses, while international shipments are sold at a discount and have lower selling expenses. Our lower margins in 2012 were primarily the result of the higher percentage of international sales. We did not experience any significant increases in material costs due to the weak economy and the resulting general lack of normal demand levels for fabricated materials and electronic components. Increases in our labor costs were generally offset by product pricing increases.

Research and development expenses, which include new product development and support for existing products, were $2,167,548, or 12% of net sales, in the fiscal year ended December 31, 2012, compared to $2,204,610, or 14% of net sales, in the fiscal year ended December 31, 2011. We maintained our historical level of spending for engineering projects in an effort to continue to produce new products and product enhancements. While we continue to produce new products, generally in the form of new software programs known as protocol drivers, we also completed a project to introduce a new gas detection controller and continued migration of our FieldServer user tools from a textual interface to web-browser supported graphical user interface. We also initiated a project to replace a critical single sourced component with a manufactured equivalent.

Selling and marketing expenses were $4,081,745, or 22% of net sales, in 2012, compared to $3,459,110, or 22% of net sales, in the prior year. Increases in sales salaries, commission expenses and advertising contributed to the increase in selling and marketing expenses. We are continuing a program to increase our sales coverage in both domestic and international markets.

General and administrative expenses, which include salaries and benefits, professional fees, and product and general liability insurance, were $2,236,415, or 12% of net sales, in 2012, compared to $2,087,382, or 13% of net sales, in 2011. Higher compensation, depreciation and travel expenses contributed to the higher general and administrative expenses for 2012 compared to 2011.

Our financial results reflect a revenue increase of $3,229,989 and an increase in income from operations of $518,305 over the prior year. All of our current deferred income tax benefits have been utilized. We are currently expensing income taxes at the maximum corporate rate.

Liquidity and Capital Resources

Our working capital at December 31, 2012 was $6,887,628, compared to working capital of $5,628,791 at December 31, 2011. There were no significant equity or long-term debt transactions in 2012.

Inventories on hand at December 31, 2012 were $2,994,804, a decrease of $923,357 compared to the end of the prior year. Current inventory levels are consistent with our historical experience. The higher inventories on hand at the end of 2011 were required to support a single large order that shipped in the first quarter of 2012.

At December 31, 2012, our balance sheet reflected $2,306,258 of cash on hand compared to $1,212,426 at December 31, 2011. The increase in cash is due, in part, to the increase in net profit and the reduction of inventory on hand.

Our net trade receivables at December 31, 2012 were $1,913,185 compared to $1,647,948 at December 31, 2011. Trade receivables measured by days of sales outstanding increased to 42 days at December 31, 2012 compared to 39 days at December 31, 2011.

Income taxes paid totaled $898,893 during 2012 compared with $602,814 during 2011.

At December 31, 2012 and 2011, we had no long term liabilities. The company has $20,000 of Deferred Revenue at December 31, 2012 which is included in other current liabilities on the balance sheet and is expected to be recognized in the first quarter of 2013. We had $254,000 of Deferred Revenue at December 31, 2011.

We maintain a $1,000,000 line of credit with our commercial bank, secured by certain assets of ours. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At December 31, 2012, we were in compliance with the financial covenants and there were no borrowings on the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least January 1, 2014. There are no current plans for significant capital equipment expenditures.

Inflation

We believe that inflation will not have a direct material effect on our results of operations.

The economic factors that could adversely impact our business in 2013 include, but are not limited to, currency fluctuations as we buy materials and sell products internationally and also fluctuations in materials prices. Recent fluctuations in stainless steel and aluminum prices and electronic component supply problems due to Thailand floods are examples of the factors that can impact our margins. We consider it necessary to maintain an elevated inventory level of critical components to mitigate potential supply disruptions.

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

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management’s knowledge. We believe that we have demonstrated the ability to make reasonable and reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in our International Organization for Standardization (“ISO”) quality program, and data generated from that program forms a basis for the reserve management.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. We use an Enterprise Requirements Planning (“ERP”) software system which provides data upon which management can rely to determine inventory trends and identify excesses. Write-downs of slow moving and obsolete inventories are determined based on historical experience and current product demand. We evaluate the inventory for excess or obsolescence on a quarterly basis. The ultimate write-down is dependent upon management’s ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

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

At December 31, 2012 and 2011, we determined that, based on the profitable results and full utilization of the available deferred tax benefits, no valuation allowance against the remaining deferred tax asset is required.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Arnold concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework. No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers such as the Company.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2012 that were not disclosed.

PART III

Item 10. Directors, Executive Officers, Corporate Governance.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2012, based upon information furnished by such persons:

			Director or
Name	Principal Occupation or Employment	Age	Officer Since

Gordon R. Arnold	Director of the Company;	67	1984
	President, Chief Executive Officer, Chief Financial Officer
	and Secretary

Michael C. Farr	Vice President of Operations	55	1986

C. Richard Kramlich	Director of the Company	77	1980

Jay T. Last	Director of the Company	83	1977

Robert C. Marshall	Director of the Company	81	1998

All officers of the Company serve at the discretion of the Board of Directors.

Gordon R. Arnold joined Sierra Monitor Corporation, a California corporation (“Old Sierra”), in December 1979 as Operations Manager and Vice President. He became President in 1984 and Chief Executive Officer in 1985. In September 1989, Old Sierra merged into UMF Systems, Inc., a California corporation (“UMF”), and UMF changed its name to “Sierra Monitor Corporation.” Mr. Arnold has served as the Company’s President, Chief Executive Officer and Chief Financial Officer since the merger and as the Company’s Secretary since February 1993. Mr. Arnold was also a director of Old Sierra from 1984 until the merger with UMF. Mr. Arnold’s specific qualifications and experience to serve as a member of our Board of Directors include his business management education, his thirty-four years of direct industry experience and twenty-nine years of full-time employment as CEO of the Company.

Michael C. Farr joined Old Sierra in December 1983 as its Operations Manager. He became Vice President, Operations in May 1986. Since the merger, Mr. Farr has served as Vice President, Operations of the Company. Mr. Farr’s specific qualifications and experience to hold his appointed position include his thirty years of operations experience in the electronics industry including twenty-six years in his present position.

C. Richard Kramlich has been a Director of the Company since 1980. Mr. Kramlich, who has more than thirty five years of venture capital experience, is a general partner and co-founder of New Enterprise Associates, a venture capital firm. Mr. Kramlich’s present board memberships include CITIC Pharmaceuticals, Financial Engines, Inc., Force10 Networks, Inc., KOR Electronics, MaxiScale, Inc., Movius Interactive Corporation, SmartDrive Systems, Inc., SVB Financial Group, Tabula, Inc., Tri-Alpha Energy, Inc., Visual Edge Technology, Inc., Xoom Corporation and Zhone Technologies, Inc.

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

Jay T. Last has been a Director of the Company since 1977. Mr. Last, who was one of the founders of the first semiconductor manufacturing company, is a retired technologist and business investor. Mr. Last received a Ph.D. in Physics from Massachusetts Institute of Technology. Mr. Last’s specific qualifications and experience to serve as a member of our Board of Directors include his participation in the founding of the first semiconductor manufacturing company, his involvement in the management and rapid expansion of a major public industrial conglomerate and his twenty-five year participation on the board of Sierra Monitor Corporation.

Robert C. Marshall has been a Director of the Company since 1998. Since 1997, Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm. Mr. Marshall currently serves on the boards of Bay Microsystems and Active-Semi, Inc. Mr. Marshall received a Bachelors degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University. Mr. Marshall’s specific qualifications and experience to serve as a member of our Board of Directors include his participation in the founding of the first redundant computer manufacturing company, his founding of a highly successful venture capital company, his involvement in the management and turn-around of various electronic companies and his fourteen-year participation on the board of Sierra Monitor Corporation.

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

With respect to the other information required by this Item 10, the sections entitled “Election of Directors - Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on May 8, 2013 are incorporated by reference herein.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 8, 2013 under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

i. All compensation plans previously approved by security holders; and

ii. All compensation plans not previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	656,500	$1.35	267,320
Equity compensation plans not approved by security holders	-	-	-
Total	656,500	$1.35	267,320

The other information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 8, 2013 under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 8, 2013 under the section entitled “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 8, 2013 under the section entitled “Principal Accountant Fees and Services”.

Item 15. Exhibits and Financial Statement Schedule.

Financial Statements.

See Item 8 of this Annual Report on Form 10-K.

Schedules.

Not applicable.

Index to Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3	Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.
10.4(6)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION
(Registrant)

By:	/s/ Gordon R. Arnold
Gordon R. Arnold
Chief Executive Officer
Dated: March 22, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 22, 2013	Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive, Financial
	and Accounting Officer)	By	/s/ Gordon R. Arnold
Gordon R. Arnold

March 22, 2013	Director	By	/s/ C. Richard Kramlich
C. Richard Kramlich

March 22, 2013	Director	By	/s/ Jay T. Last
Jay T. Last

March 22, 2013	Director	By	/s/ Robert C. Marshall
Robert C. Marshall

SIERRA MONITOR CORPORATION

Financial Statements

SIERRA MONITOR CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Sierra Monitor Corporation

We have audited the accompanying balance sheets of Sierra Monitor Corporation (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 22, 2013

SIERRA MONITOR CORPORATION

Balance Sheets

December 31, 2012 and 2011

	2012	2011
Assets
Current assets:
Cash	$2,306,258	$1,212,426
Trade receivables, less allowance for doubtful accounts of approximately $83,000 in 2012 and $65,000 in 2011, respectively	1,913,185	1,647,948
Inventories, net	2,994,804	3,918,161
Prepaid expenses	280,363	223,362
Income tax deposit	120,796	10,655
Deferred tax assets	335,730	366,618
Total current assets	7,951,136	7,379,170

Property and equipment, net	289,505	399,558
Other assets	135,393	140,558

Total assets	$8,376,034	$7,919,286

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$713,973	$918,706
Accrued compensation expenses	259,546	497,197
Income taxes payable	-	11,362
Other current liabilities	89,989	323,114
Total current liabilities	1,063,508	1,750,379

Deferred tax liability	59,419	108,337
Total liabilities	1,122,927	1,858,716

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,004,311 and 9,901,177 shares issued and outstanding, respectively	10,004	9,901
Additional paid-in capital	2,871,898	2,775,250
Retained earnings	4,371,205	3,275,419
Total shareholders’ equity	7,253,107	6,060,570

Total liabilities and shareholders’ equity	$8,376,034	$7,919,286

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Income

For the Years Ended December 31, 2012 and 2011

	2012	2011
Net sales	$18,759,030	$15,529,041
Cost of goods sold	8,318,419	6,341,341
Gross profit	10,440,611	9,187,700
Operating expenses:
Research and development	2,167,548	2,204,610
Selling and marketing	4,081,745	3,459,110
General and administrative	2,236,415	2,087,382
	8,485,708	7,751,102
Income from operations	1,954,903	1,436,598
Interest income	269	1,025
Income before provision for income tax expense	1,955,172	1,437,623
Income tax expense	759,343	568,676
Net income	$1,195,829	$868,947
Net income attributable to common shareholders per common share:
Basic	$0.12	$0.09
Diluted	$0.12	$0.09
Weighted-average number of shares used in per share computations:
Basic	9,926,961	9,899,060
Diluted	10,139,431	10,101,075

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2012 and 2011

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2010	9,896,942	$9,897	$2,694,894	$2,406,472	$5,111,263
Stock options exercised	5,000	5	(5)	–	–
Shares repurchased	(765)	(1)	1	–	–
Stock option compensation	–	–	80,360	–	80,360
Dividend paid	–	–	–	–	–
Net income	–	–	–	868,947	868,947
Balance as of December 31, 2011	9,901,177	9,901	2,775,250	3,275,419	6,060,570
Stock options exercised	120,000	120	(120)	–	–
Shares repurchased	(16,866)	(17)	17	–	–
Stock option compensation	–	–	96,751	–	96,751
Dividend paid	–	–	–	(100,043)	(100,043)
Net income	–	–	–	1,195,829	1,195,829
Balance as of December 31, 2012	10,004,311	$10,004	$2,871,898	$4,371,205	$7,253,107

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income	$1,195,829	$868,947
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	246,234	216,595
Amortization	44,445	69,220
Deferred income taxes	30,888	(68,208)
Bad debt expense	17,934	(17,273)
Provision for inventory losses	35,887	(26,557)
Stock-based compensation expense	96,751	80,360
Loss on disposal of fixed asset	1,781	-
Changes in operating assets and liabilities:
Trade receivables	(283,171)	78,211
Inventories	887,470	(1,776,601)
Prepaid expenses	(57,001)	(44,543)
Income tax deposit	(110,141)	(10,655)
Other assets	-	(5,249)
Accounts payable	(204,733)	214,167
Accrued compensation expenses	(237,651)	65,070
Income taxes payable	(11,362)	(9,517)
Other current liabilities	(233,125)	250,226
Deferred tax liability	(48,918)	54,242
Net cash provided by (used in) operating activities	1,371,117	(61,565)

Cash flows from investing activities:
Purchases of property and equipment	(137,962)	(321,729)
Purchases of other assets	(39,280)	(49,713)
Net cash used in investing activities	(177,242)	(371,442)

Cash flows from financing activities:
Payment of dividend	(100,043)	-
Net cash used in financing activities	(100,043)	-

Net increase (decrease) in cash and cash equivalents	1,093,832	(433,007)

Cash – beginning of year	1,212,426	1,645,433
Cash – end of year	$2,306,258	$1,212,426

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$898,893	$602,814

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2012 and 2011

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

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological, regulatory and other business risks associated with such a company.

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

Concentrations

We currently maintain substantially all of our day to day operating cash with a major financial institution. At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $1,806,000 and $962,000 were in excess of such insured amounts at December 31, 2012 and 2011, respectively.

The Company grants credit to customers within the United States of America and generally does not require collateral. We have international sales (see Note 8) that are generally prepaid or paid through a letter of credit. Our ability to collect receivables is affected by economic fluctuations in the industrial and geographic areas served by us. Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes is sufficient. Although management expects to collect amounts due, actual collections may differ from the estimated amounts.

One customer accounted for 10% of accounts receivable at December 31, 2012 but no customer accounted for 10% of accounts receivable at December 31, 2011. One customer accounted for 13% of sales for the year ended December 31, 2012 while no customer accounted for more than 10% of sales for the previous year.

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

Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. ASC 360-10 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2012 and 2011, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets. Also, no long-lived assets are held for sale. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

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

Deferred Revenue

When advance payments are received from customers, they are recorded as deferred revenue until the product is shipped.  At December 31, 2012 and 2011, the Company had received approximately $20,000 and 254,000, respectively, of such advance payments and they are included in other current liabilities in the accompanying balance sheet.

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

For the years ended December 31, 2012 and 2011, the Company's statements of income reflected an increase in salaries and benefits expense of $96,751 and $80,360, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share.

Compensation expense associated with stock options is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. At December 31, 2012, there was $219,551 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over the next 3.6 years.

Warranty

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company's ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2012 and 2011, warranty reserve approximated $63,000, which is included in other current liabilities in the accompanying balance sheets.

Advertising

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of income. Advertising expenses were approximately $234,000 and $186,000 for the years ended December 31, 2012 and 2011, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying statements of income in accordance with ASC 605-45, Revenue Recognition.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when management estimates that future taxable income will not fully utilize deferred tax assets. No valuation allowance was deemed necessary as of December 31, 2012 and 2011.

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

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the years ended December 31, 2012 and 2011, respectively:

	2012	2011

Basic earnings per share – weighted-average number of shares of common stock outstanding	9,926,961	9,899,060

Effect of dilutive stock options	212,470	202,015

Diluted earnings per share – dilutive potential common shares	10,139,431	10,101,075

For purposes of calculating diluted earnings per share, there were no adjustments to net income.

For the years ended December 31, 2012 and December 31, 2011, options to acquire 182,000 and 446,000 shares of common stock, respectively, were not considered dilutive potential shares of common stock as their exercise prices were greater than the average market price of the Company’s common stock during the years then ended.

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

The Company does not have any assets and liabilities that are measured at fair value on a recurring basis and, during the years ended December 31, 2012 and 2011, did not have any assets and liabilities that were measured at fair value on a non-recurring basis.

Subsequent Events

Management has evaluated events subsequent to December 31, 2012 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Significant Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are of material significance, or have potential material significance, to the Company.

Note 2 – Inventories

A summary of inventories as of December 31 is as follows:

	2012	2011
Raw materials	$1,146,675	$1,067,504
Work in process	1,467,934	1,576,640
Finished goods	491,591	1,349,526
	3,106,200	3,993,670
Obsolescence reserve	(111,396)	(75,509)

	$2,994,804	$3,918,161

Note 3 - Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2012	2011
Machinery and equipment	$771,125	$729,678
Furniture, fixtures, and leasehold improvements	1,038,729	962,274

	1,809,854	1,691,952
Less accumulated depreciation and amortization	(1,520,349)	(1,292,394)

	$289,505	$399,558

Note 4 - Employee Stock Compensation Plan

During 2006, the shareholders adopted the 2006 Stock Plan. Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

As of December 31, 2012, there were 267,320 shares still available for grant under the Company’s 2006 Stock Plan. A summary of stock option transactions for the two years ended December 31, 2012 is as follows:

			Weighted-
		Range of	average
	Options	prices	exercise price
Balance as of December 31, 2010	790,000	0.23 – 2.65	1.13
Granted	143,000	1.75	1.75
Exercised	(4,235)	1.26	0.26
Forfeited or expired	(198,265)	1.48 - 1.70	1.48
Balance as of December 31, 2011	730,500	0.23 – 2.65	1.17
Granted	60,000	1.52	1.52
Exercised	(103,134)	0.26	0.26
Forfeited or expired	(30,866)	1.50 - 1.75	1.68
Balance as of December 31, 2012	656,500	0.23 – 2.65	1.35

Options outstanding that have vested and are expected to vest as of December 31, 2012 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	489,562	$1.26	4.9
Expected to vest	166,938	1.63	9.4
Total	656,500	1.35	5.3

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of ASC 718 which are estimated when compensation costs are recognized.

The following table summarizes information about the Company’s stock options outstanding under the 1996 and 2006 Stock Plans as of December 31, 2012:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
Exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$0.23 – 1.50	164,500	1.7	$0.59	164,500	$0.59
$1.50 - 2.65	492,000	6.5	$1.61	325,063	$1.60

	656,500	5.3	$1.35	489,563	$1.26

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2012 and 2011 approximated $0.90 and $0.65 per share respectively. The weighted average grant date fair values of options granted during the years ended December 31, 2012 and 2011 were $1.52 and $1.47 per share, respectively. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2012	2011
Expected life	8 years	8 years
Estimated volatility	133%	85%
Risk-free interest rate	0.71%	1.88%
Dividends	None	None

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

The total intrinsic value of options exercised during 2012 and 2011 was $31,200 and $1,300, respectively.

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

As of December 31, 2012, future minimum lease payments are as follows:

Year ending
December 31,

2013	222,156
2014	222,156
2015	74,052
$518,364

Rent expense was approximately $222,000 and $242,000 in 2012 and 2011, respectively, which is apportioned to the various departments in the accompanying statements of income.

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

Note 6 – Line-of-Credit

As of December 31, 2012, the Company has a $1,000,000 line of credit, secured by certain assets of the Company, that bears interest at the bank's prime rate (3.25% at December 31, 2012) plus 0.5%. The line of credit requires annual renewal and compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and a quarterly profitability test. At December 31, 2012 and 2011, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

Note 7 - Income Taxes

The components of income tax expense consist of the following for the years ended December 31:

	2012	2011

Current:
Federal	$614,409	$444,394
State	162,964	138,248

Total current	777,373	582,642

Deferred:
Federal	(23,099)	(8,856)
State	5,069	(5,110)

Total deferred	(18,030)	(13,966)

Total Income Tax	$759,343	$568,676

At December 31, 2012 and 2011, the Company has no federal or state net operating loss carry-forwards.

The tax effects of temporary differences that gave rise to significant portions of net deferred tax assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Accruals and reserves	$280,686	$320,564
State taxes	55,044	46,054
Property, plant and equipment	(59,419)	(108,337)
Total Deferred Tax Assets	276,311	258,281

In assessing the realize-ability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods to which the deferred tax assets are applicable, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

The Company accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Company and, therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2012 and 2011.

The Company is no longer subject to U.S. federal income tax examination for years before 2008 and state and local tax examinations before 2007. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry-forward amount.

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2012	2011

Computed tax expense	$664,759	$488,791
Nondeductible items and other	(17,319)	(9,515)
Current and deferred state taxes, net of federal benefit	111,903	89,400
Credits utilized	—	—

Total Income Tax Expense	$759,343	$568,676

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

In addition, the CEO reviews the following information on revenues by product category.

	2012	2011

Gas detection devices	$9,605,014	$6,932,025
Environmental controllers	801,719	973,814
FieldServers	8,352,297	7,623,202

	$18,759,030	$15,529,041

The Company sells its products to companies located primarily in the United States. For the years ended December 31, 2012 and 2011, sales to international customers were 29% and 19%, respectively.

Exhibit Index.

ExhibitNumber	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3	Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.
10.4(6)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2012.