Form 10-Q
period 2013-03-31
SIERRA MONITOR CORP /CA/
filed 2013-05-15
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____to _____

Commission file number 000-07441

SIERRA MONITOR CORPORATION

(Exact name of registrant as specified in its charter)

California	95-2481914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1991 Tarob Court

Milpitas, California 95035

(Address and zip code of principal executive offices)

(408) 262-6611

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  N o ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock, as of May 15, 2013, was 10,104,311.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

 Condensed Balance Sheets

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Current assets:
Cash	$2,275,910	$2,306,258
Trade receivables, less allowance for doubtful accounts of approximately $83,000 at March 31, 2013 and December 31, 2012	2,477,431	1,913,185
Inventories, net	2,724,107	2,994,804
Prepaid expenses	370,222	280,363
Income tax deposit	120,796	120,796
Deferred income taxes - current	335,730	335,730
Total current assets	8,304,196	7,951,136
Property and equipment, net	284,160	289,505
Other assets	228,209	135,393
Total assets	$8,816,565	$8,376,034
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$676,785	$713,973
Accrued compensation expenses	425,686	259,546
Income taxes payable	131,451	-
Other current liabilities	87,531	89,989
Total current liabilities	1,321,453	1,063,508
Deferred tax liability	59,419	59,419
Total liabilities	1,380,872	1,122,927

Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,104,311 and 10,004,311 shares issued and outstanding, at March 31, 2013 and December31, 2012, respectively	10,104	10,004
Additional paid-in capital	2,957,869	2,871,898
Retained earnings	4,467,720	4,371,205
Total shareholders' equity	7,435,693	7,253,107
Total liabilities and shareholders’ equity	$8,816,565	$8,376,034

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012
Net sales	$4,357,109	$6,201,936
Cost of goods sold	1,904,945	3,042,578
Gross profit	2,452,164	3,159,358
Operating expenses
Research and development	515,496	572,833
Selling and marketing	1,064,544	1,038,201
General and administrative	542,874	592,790
	2,122,914	2,203,824
Income from operations	329,250	955,534
Interest income	2,763	58
Income before income taxes	332,013	955,592
Income tax provision	134,455	382,536
Net income	$197,558	$573,056
Net income available to common shareholders per common share:
Basic	$0.02	$0.06
Diluted	$0.02	$0.06
Weighted average number of common shares used in per share computations:
Basic	10,070,978	9,901,177
Diluted	10,131,166	10,105,661

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$197,558	$573,056
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Depreciation and amortization	66,275	74,996
Provision for doubtful accounts	-	1,350
Provision for inventory losses	21,764	10,000
Stock-based compensation expense	23,071	22,812
Change in operating assets and liabilities:
Trade receivables	(564,246)	(2,470,125)
Inventories	248,932	936,139
Prepaid expenses	(89,859)	16,661
Other assets	(100,000)	-
Accounts payable	(37,188)	(160,757)
Accrued compensation expenses	166,140	25,240
Income taxes payable	131,451	375,440
Other current liabilities	(2,458)	(45,357)
Net cash provided by (used in) operating activities	61,440	(640,545)
Cash flows from investing activities:
Purchases of property and equipment	(50,445)	(58,490)
Other long term assets	(3,300)	-
Net cash used in investing activities	(53,745)	(58,490)
Cash flows from financing activities:
Dividend payout	(101,043)	-
Proceeds from exercise of stock options	63,000	-
Net cash used in financing activities	$(38,043)	$-

Net decrease in cash and cash equivalents:	(30,348)	(699,035)

Cash and cash equivalents at beginning of period:	$2,306,258	$1,212,426

Cash and cash equivalents at end of period:	$2,275,910	$513,391

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

March 31, 2013

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. Amounts related to disclosure of December 31, 2012 balances within these interim condensed financial statements were derived from the audited 2012 financial statements and notes thereto. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 26, 2013. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

Summary of Business

Sierra Monitor Corporation, formed in 1979, designs, manufactures and sells high reliability electronic communications, safety and environmental instrumentation. The Company develops specialized embedded software that is deployed on proprietary hardware platforms. Embedded software enables data transfer between subsystems using protocol and physical medium translation.  Proprietary hardware platforms allow the Company to increase the value proposition while protecting its intellectual property.

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

Recent accounting pronouncements discussed in the notes to the December 31, 2012 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 26, 2013, that are required to be adopted during the year ending December 31, 2012, did not have or are not expected to have a significant impact on the Company’s 2013 financial statements.

c)	Employee Stock-Based Compensation

The Company initially reserved 500,000 shares of common stock for issuance under the 2006 Stock Plan of which 257,320 shares were available for grant at March 31, 2013. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the three-month periods ended March 31, 2013 and 2012, general and administrative expenses included stock based compensation expense of $23,071 and $22,812, respectively, decreasing the Company's income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2013 and 2012.

d)	Subsequent Events

Management has evaluated events subsequent to March 31, 2013 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories are as follows:

	March 31, 2013	December 31, 2012
Raw materials	$1,107,416	$1,146,675
Work-in-process	1,046,537	1,033,329
Material at vendor	299,881	434,605
Finished goods	403,434	491,591
Less: Allowance for obsolescence reserve	(133,161)	(111,396)
	$2,724,107	$2,994,804

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

At March 31, 2013, outstanding options to acquire 182,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation. At March 31, 2012, outstanding options to acquire 446,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2013 and 2012, respectively:

	Three months ended
	March 31, 2013	March 31, 2012
Basic EPS – weighted-average number of common shares outstanding	10,070,978	9,901,177
Effect of dilutive potential common shares – stock options outstanding	60,188	204,484
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,131,166	10,105,661

Comprehensive Income

The Company has no components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods presented.

Concentrations

Two customers made up more than 10% of accounts receivable at March 31, 2013 and one customer made up more than 10% of accounts receivable at December 31, 2012. One customer made up more than 10% of net sales for the three month period ended March 31, 2013 and one customer made up more than 10% of net sales for the three month period ended March 31, 2012.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of $1,775,910 and $1,806,258 were in excess of such insured amounts at March 31, 2013 and December 31, 2012, respectively.

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the periods ended March 31:

	Three months ended
	March 31, 2013	March 31, 2012
Gas detection devices	$2,063,274	$3,845,148
Environment controllers	190,352	266,373
FieldServers	2,103,483	2,090,415
	$4,357,109	$6,201,936

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000. No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2013 and there were no outstanding balances at March 31, 2013 and December 31, 2012. As of March 31, 2013, the Company was in compliance with the financial covenants of the line of credit.

Stock Option Grants

No stock options were granted during the three-month periods ended March 31, 2013 and 2012.

Stock Option Exercises and Expirations

A total of 100,000 stock options were exercised and 12,000 options expired during the three-month period ended March 31, 2013. No stock options were exercised or expired during the three-month period ended March 31, 2012.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements. Such forward-looking statements include any expectations of operating and non-operating expense, including research and development expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to the Company’s positioning to support current and near term levels of business; any statements of belief; statements regarding the sufficiency of cash and account receivable; statements regarding the effect of inflation on our results of operations; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors identified in Item 1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC and elsewhere. We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three months ended March 31, 2013, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $4,357,109 compared to $6,201,936 for the three months ended March 31, 2012. The results for the first quarter of fiscal 2013 represent a 30% decrease from the same period in the prior year.

Our sales of gas detection products, including industrial accounts and military sales, decreased by approximately 46% in the first quarter of 2013 compared to the same period in 2012. Sales to industrial accounts were 47% lower and military sales were 37% lower in the first quarter of 2013 compared to the same period in 2012. Our gas detection products sales for the first quarter of 2012 included shipment of a single order with a value exceeding $2,000,000. The order was sold to an architectural and engineering firm (A&E) undertaking construction of a petroleum pipeline booster station in the Middle East. Our sales to the U.S. Navy are dependent upon military spending and we generally experience quarterly fluctuations in military sales consistent with the change in the first quarter of 2013 compared to the first quarter of 2012.

In the first quarter of 2013, our sales of environmental controllers, which are used by the telecommunications industry, were 29% lower compared to the first quarter of 2012. Sales of environment controllers depend on deployment of new remote structures and purchases of spare parts by AT&T, Verizon and other carriers and currently represent approximately 4% of our total net sales.

Sales of our FieldServer product line increased 1% in the first quarter of 2013 compared to the first quarter of 2012. FieldServer units include box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators. OEM modules are sold to companies that integrate our products into their commercial offerings. Increased box product sales to Europe and the Middle East in the first quarter of 2012 were partially offset by a small decrease in OEM product sales compared to the first quarter of 2012.

Gross profit for the three-month period ended March 31, 2013 was $2,452,164, or 56% of net sales, compared to $3,159,358 or 51% of net sales, in the same period the previous year. Our gross margin was lower in the first quarter of 2012 as result of the pricing discount on a major order placed in connection with a Middle East order, discussed above. Our gross margin in the first quarter of 2013 was consistent with our historical experience excluding the large project.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $515,496 or 12% of net sales, for the three-month period ended March 31, 2013, compared with $572,833, or 9% of net sales, in the comparable period in 2012. Our research and development expenses were lower in the first quarter of 2013 compared to the same quarter in 2012 primarily due to the ending of a contracted software development project in the middle of 2012. Research and development expenses as a percent of sales were higher due to the lower sales level in current quarter.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three-month period ended March 31, 2013 were $1,064,544, or 24% of net sales, compared to $1,038,201, or 17% of net sales, in the same period in the prior year. Commission expenses were lower in the first quarter of 2013 compared to the same period last year due to the lower sales level. The lower commission expenses were offset by higher international sales office salaries and expenses. In 2012 we opened sales offices in Singapore and Berlin.

General and administrative expenses for the first quarter of 2013 were $542,874, or 12% of net sales, compared to $592,790 or 10% of net sales, in the same period in the prior year. Lower depreciation, travel and general expenses contributed to the lower expense in first quarter of 2013 compared to the same period in 2012.

Our income from operations for the three-month period ended March 31, 2013 was $329,250, or 8% of net sales, compared to $955,534, or 15% of net sales, in the same period in the prior year. The decreased income is primarily the result of lower net sales. Net income for the three-month period ended March 31, 2013 was $197,558, or approximately 5% of net sales, compared to $573,056 or approximately 9% of net sales, for the same period in the prior year.

Liquidity and Capital Resources

During the three months ended March 31, 2013, net cash provided by operating activities was approximately $61,000 compared to approximately $641,000 used in operating activities for the same period in 2012. Working capital was approximately $6,983,000 at March 31, 2013, an increase of approximately $95,000 from December 31, 2012. At March 31, 2013, our balance sheet reflected approximately $2,276,000 of cash and $2,477,000 of net trade receivables. At December 31, 2012, our total cash on hand was approximately $2,306,000 and our net trade receivables were $1,913,000. Cash flow and balance sheet changes in the first quarter of 2013 were generally consistent with our historical experience. The difference in the cash flow and balance sheet in first quarter of 2013 compared with the first quarter of 2012 was due, primarily, to the difference in the sales and income levels related to the single large order shipped in first quarter of 2012. In addition we paid a dividend to all shareholders in the first quarter of 2013 but no dividend was paid in the first quarter of 2012.

At March 31, 2013, we had no long term liabilities.

We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank. The line of credit which matures on July 10, 2013, requires annual renewal and compliance with certain restrictive covenants. No borrowings have been made under the Company’s line of credit during the first three nonths of fiscal year 2013 and there were no outstanding balances at March 31, 2013 and December 31, 2012. As of March 31, 2013, the Company was in compliance with the financial covenants.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least January 1, 2014. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control Products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServer products, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer. The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting because the Company does not believe that they have value on a stand-alone basis. The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware. Additionally, the software included in each sale is deemed not to require significant production, modification or customization, and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

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

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedure. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Arnold concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIERRA MONITOR CORPORATION
Registrant

Date: May 15, 2013	By:	/s/ Gordon R. Arnold
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

Page 15 of 15