Form 10-Q
period 2013-06-30
SIERRA MONITOR CORP /CA/
filed 2013-08-09
CIK 100625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                            Yes ☐            No ☒

The number of shares outstanding of the issuer's common stock, as of August 9, 2013 was 10,104,311.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	June 30, 2013	December 31,
	(unaudited)	2012
Assets

Current assets:
Cash	$3,258,545	$2,306,258
Trade receivables, less allowance for doubtful accounts of approximately $83,000 at June 30, 2013 and December 31, 2012, respectively	2,216,502	1,913,185
Inventories, net	2,506,719	2,994,804
Prepaid expenses	277,680	280,363
Income tax deposits	46,104	120,796
Deferred income taxes - current	335,730	335,730
Total current assets	8,641,280	7,951,136

Property and equipment, net	381,374	289,505
Other assets	226,449	135,393
Total assets	$9,249,103	$8,376,034

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$789,312	$713,973
Accrued compensation expenses	537,249	259,546
Other current liabilities	69,949	89,989
Total current liabilities	1,396,510	1,063,508

Deferred tax liability	59,419	59,419
Total liabilities	1,455,929	1,122,927

Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,104,311 and 10,004,311 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	10,104	10,004
Additional paid-in capital	2,980,156	2,871,898
Retained earnings	4,802,914	4,371,205
Total shareholders' equity	7,793,174	7,253,107
Total liabilities and shareholders’ equity	$9,249,103	$8,376,034

 See accompanying notes to the unaudited interim condensed financial statements.

  SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$4,787,581	$4,665,279	$9,144,690	$10,867,215
Cost of goods sold	1,935,866	1,960,702	3,840,811	5,003,280
Gross profit	2,851,715	2,704,577	5,303,879	5,863,935
Operating expenses
Research and development	563,159	544,975	1,078,655	1,117,808
Selling and marketing	1,022,537	1,050,539	2,087,081	2,088,740
General and administrative	548,238	551,466	1,091,112	1,144,256
	2,133,934	2,146,980	4,256,848	4,350,804
Income from operations	717,781	557,597	1,047,031	1,513,131
Interest income	93	31	2,856	89
Income before income taxes	717,874	557,628	1,049,887	1,513,220
Income tax provision	281,637	222,753	416,092	605,289
Net income	$436,237	$334,875	$633,795	$907,931
Net income available to common shareholders per common share
Basic:	$0.04	$0.03	$0.06	$0.09
Diluted:	$0.04	$0.03	$0.06	$0.09
Weighted average number of common shares used in per share computations
Basic:	10,104,311	9,901,177	10,020,978	9,901,177
Diluted:	10,208,639	10,118,965	10,151,537	10,117,771

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$633,795	$907,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,452	148,034
Provision for bad debt expense	155	6,350
Provision for inventory loss	43,189	23,356
Stock based compensation expense	45,358	43,645
Changes in operating assets and liabilities:
Trade receivables	(303,472)	(814,035)
Inventories	444,896	886,020
Prepaid expenses	2,683	(8,957)
Income tax deposit	-	(162,228)
Income tax payable	74,692	(11,362)
Accounts payable	75,339	178,541
Accrued compensation expenses	277,703	35,056
Other current liabilities	(20,040)	(223,405)
Net cash provided by operating activities	1,397,750	1,008,946

Cash flows from investing activities:
Purchase of property and equipment	(193,837)	(89,076)
Purchase of other assets	(112,540)	-

Net cash used in investing activities	(306,377)	(89,076)

Cash flows from financing activities:
Dividend payout	(202,086)	-
Proceeds from exercise of stock options	63,000	-

Net cash used in investing activities	(139,086)	-

Net increase in cash	952,287	919,870
Cash at beginning of period	2,306,258	1,212,426
Cash at end of period	$3,258,545	$2,132,296
Supplemental cash flow information
Cash paid for income taxes	$345,262	$778,893

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements
(Unaudited)
June 30, 2013

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

The Company’s common stock is quoted on the OTC Markets under the symbol “SRMC”.

Accounting Policies

a)	Revenue Recognition

A detailed discussion of our revenue recognition policies is contained in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under Critical Accounting Policies below. The discussion is incorporated herein by reference.

b)	Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2012 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 26, 2013, that are required to be adopted during the year ended December 31, 2012, did not have or are not expected to have a significant impact on the Company’s 2013 financial statements.

c)	Employee Stock-Based Compensation

The Company initially reserved 500,000 shares of common stock for issuance under the 2006 Stock Plan of which 289,320 shares were available for grant at June 30, 2013. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the six-month periods ended June 30, 2013 and 2012, general and administrative expenses included stock based compensation expense of $45,358 and $43,645, respectively, decreasing the Company's income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the six-month periods ended June 30, 2013 and 2012.

d)	Subsequent Events

Management has evaluated events subsequent to June 30, 2013 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories follows:

	June 30, 2013	December 31, 2012
Raw materials	$1,137,241	$1,146,675
Work-in-process	842,460	1,033,329
Materials at vendor	359,630	434,605
Finished goods	321,973	491,591
Less: Allowance for obsolescence reserve	(154,585)	(111,396)
	$2,506,719	$2,994,804

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

At June 30, 2013 and 2012, outstanding options to acquire 394,500 and 185,000, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2013 and 2012, respectively:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic EPS – weighted-average number of common shares outstanding	10,104,311	9,901,177	10,020,978	9,901,177

Effect of dilutive potential common shares – stock options outstanding	104,328	217,788	130,559	216,594

Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,208,639	10,118,965	10,151,537	10,117,771

Concentrations

One customer made up more than 10% of accounts receivable at June 30, 2013 and at December 31, 2012. No customers made up more than 10% of net sales for the six-month period ended June 30, 2013. One customer made up more than 10% of net sales for the six-month period ended June 30, 2012.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $2,759,000 and $1,806,000 were in excess of such insured amounts at June 30, 2013 and December 31, 2012, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gas detection devices	$2,262,766	$2,131,097	$4,326,040	$5,976,245
Environment controllers	172,982	186,407	363,334	452,780
FieldServers	2,351,833	2,347,775	4,455,316	4,438,190
	$4,787,581	$4,665,279	$9,144,690	$10,867,215

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000. No borrowings have been made under the Company’s line of credit during the first six months of fiscal year 2013 and there were no outstanding balances at June 30, 2013 and December 31, 2012. As of June 30, 2013, the Company was in compliance with the financial covenants to which it is subject under the line of credit. The company’s line of credit matures on September 28, 2013.

Stock Option Grants

No stock options were granted during the three and six-month periods ended June 30, 2013. A total of 60,000 stock options were granted during the three and six-month periods ended June 30, 2012.

Stock Option Exercise and Expiration

A total of 100,000 stock options were exercised in the six-month period ended June 30, 2013. During the same period, 32,000 options expired.

No options were exercised in the six-month period ended June 30, 2012. During the same period, 10,000 options expired.

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

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements. Such forward-looking statements include any expectations of operating and non-operating expense, including research and development expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to the Company’s positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors identified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC and elsewhere. We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three-month period ended June 30, 2013, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $4,787,581 compared to $4,665,279 for the three-month period ended June 30, 2012. For the six-month period ended June 30, 2013, net sales were $9,144,690 compared with $10,867,215 for the six-month period ended June 30, 2012. The sales results for the three-month period ended June 30, 2013 represent an increase of 3% compared to the same period in 2012. The sales results for the six-month period ended June 30, 2013 represent a 16% decrease compared to the same period in 2012.

Sales of our gas detection products, including industrial accounts and military sales, in the three-month period ended June 30, 2013 were approximately $2,263,000 compared to approximately $2,131,000 in the three-month period ended June 30, 2012. In the six-month period ended June 30, 2013, sales of gas detection products were approximately $4,326,000 compared to approximately $5,976,000 in the same period in 2012. The results for the three and six-month periods ended June 30, 2013 represent an increase of 6% and a decrease of 28%, respectively compared to the same periods in 2012. Our gas detection products sales for the first six months of 2012 included shipment of a single order with a value exceeding $2,500,000. The order was sold to an architectural and engineering firm (A&E) undertaking construction of a petroleum pipeline booster station in the Middle East. There was no similar order in the first six months of 2013.

Sales of Environment Controllers, which are used in the telecommunications industry, in the three-month period ended June 30, 2013 were approximately $173,000 compared to approximately $186,000 in the three-month period ended June 30, 2012. In the six-month period ended June 30, 2013, sales of Environment Controllers were approximately $363,000 compared to approximately $453,000 in the same period in 2012. The results for the three and six-month periods ended June 30, 2013 represent decreases of 7% and 20%, respectively, compared to the same periods in 2012. We made no significant telephone company infrastructure project shipments during the second quarter of 2013 and most of our sales were for spare parts and the retro-fit of older control systems.

In the three-month period ended June 30, 2013, sales of FieldServer products were approximately $2,352,000 compared to approximately $2,348,000 in the same period in 2012, representing no significant increase. In the six-month period ended June 30, 2013, sales of our FieldServer products were approximately $4,455,000 compared to approximately $4,438,000 in the same period in 2012, representing no significant increase. FieldServer products include box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators. Box product sales increased approximately 2% in the three-month period ended June 30, 2013 on a year-over-year basis. Box product sales increased approximately 5% in the six-month period ended June 30, 2013 compared to the same period in the prior year. OEM module sales decreased approximately 2% in the three-month period ended June 30, 2013 as compared to the same period in 2012, and decreased 3% in the six-month period ended June 30, 2013 compared to the same period in prior year. In the first six months of 2012, one customer made a single, large, end of life purchase of OEM modules. We made no individual sales of a similar magnitude during the first six months of 2013.

Gross profit for the three-month period ended June 30, 2013 was approximately $2,852,000, or 60% of net sales, compared to approximately $2,705,000, or 58% of net sales, in the same period in the previous year. Gross profit for the six-month period ended June 30, 2013 was approximately $5,304,000, or 58% of net sales, compared to approximately $5,864,000, or 54% of net sales, in the same period in the previous year. In the first six months of 2012 our gross margin was reduced below what we consider historical levels in part as a result of discounted pricing for a single large order. The discounted pricing was reflected in margins that were lower than historical levels.

Expenses for research and development, which include new product development and engineering to sustain existing products, were approximately $563,000, or 12% of net sales, for the three-month period ended June 30, 2013 compared to approximately $545,000, or 12% of net sales, in the comparable period in 2012. In the six-month periods ended June 30, 2013 and June 30, 2012, research and development expenses were approximately $1,079,000, or 12% of net sales, and approximately $1,118,000, or 10% of net sales, respectively. There have been no significant changes in engineering expenses in the three and six-month reporting periods ended June 30, 2013.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were approximately $1,023,000, or 21% of net sales, for the three-month period ended June 30, 2013, compared to approximately $1,051,000, or 23% of net sales, in the comparable period in the prior year. For the six-month periods ended June 30, 2013 and June 30, 2012, selling and marketing expenses were approximately $2,087,000, or 23% of net sales, and approximately $2,089,000, or 19% of net sales, respectively.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were approximately $548,000, or 11% of net sales, for the three-month period ended June 30, 2013 compared to approximately $551,000, or 12% of net sales, in the three-month period ended June 30, 2012. For the six-month periods ended June 30, 2013 and June 30, 2012, general and administrative expenses were approximately $1,091,000, or 12% of net sales, and approximately $1,144,000, or 11% of net sales, respectively. There have been no significant changes in general and administrative expenses in the three and six-month reporting periods ended June 30, 2013 compared to the same periods in 2012.

In the three-month period ended June 30, 2013, our income from operations was approximately $718,000, representing an increase of approximately $160,000 compared to our income from operations of approximately $558,000 in the three-month period ended June 30, 2012. In the six-month period ended June 30, 2013, our income from operations was approximately $1,047,000 representing a decrease of approximately $466,000 compared to our income from operations of $1,513,000 in the six-month period ended June 30, 2012. The increase in income in the second quarter of 2013 compared to the second quarter of 2012 is due primarily to the higher sales level combined with improved gross. The decrease in income from operations in the first half of 2013 compared to the first half of 2013 is due to the lower sales level.

After interest and tax provisions, our net income for the three-month period ended June 30, 2013 was approximately $436,000 compared to net income of approximately $335,000 in the same period of 2012. For the six-month period ended June 30, 2013, our net income was approximately $634,000 compared to a net income of approximately $908,000 in the same period of 2012.

Liquidity and Capital Resources

During the six months ended June 30, 2013, net cash provided by operating activities was approximately $1,398,000 compared to net cash provided by operating activities of approximately $1,009,000 for the same period in 2012. Working capital was approximately $7,245,000 at June 30, 2013, an increase of approximately $357,000 from December 31, 2012. At June 30, 2013, our balance sheet reflected approximately $3,259,000 of cash and approximately $2,217,000 of net trade receivables. At December 31, 2012, our total cash on hand was approximately $2,306,000 and our net trade receivables were approximately $1,913,000.

At June 30, 2013, we had no long term liabilities.

We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with our commercial bank which matures on September 28, 2013. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At June 30, 2013, the Company was in compliance with the financial covenants and there were no borrowings on this line of credit. The company had $20,000 and $49,000 in encumbrances against the line of credit at December 31, 2012 and June 30, 2013, respectively.

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

ITEM 4:   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Arnold concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6:	EXHIBITS

Exhibit
Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) for the fiscal quarter ended June 30, 1998 filed with the SEC on August 14, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION
Registrant

Date: August 9, 2013	By:	/s/ Gordon R. Arnold
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