Form 10-Q
period 2013-09-30
SIERRA MONITOR CORP /CA/
filed 2013-11-14
CIK 100625

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the issuer's common stock, as of November 14, 2013, was 10,104,311.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	$3,505,184	$2,306,258
Trade receivables, less allowance for doubtful accounts of approximately $80,000 and $83,000, at September 30, 2013 and December 31, 2012 respectively	2,364,642	1,913,185
Inventories, net	2,730,633	2,994,804
Prepaid expenses	233,070	280,363
Income tax deposits	120,796	120,796
Deferred income taxes	335,730	335,730
Total current assets	9,290,055	7,951,136

Property and equipment, net	350,943	289,505
Other assets	265,373	135,393
Total assets	$9,906,371	$8,376,034

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$844,866	$713,973
Accrued compensation	454,244	259,546
Other current liabilities	75,878	89,989
Income taxes payable	236,358	-
Total current liabilities	1,611,346	1,063,508

Deferred tax liability	59,419	59,419
Total liabilities	1,670,765	1,122,927
Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,104,311 and 10,004,311 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	10,104	10,004
Additional paid-in capital	3,002,131	2,871,898
Retained earnings	5,223,371	4,371,205
Total shareholders' equity	8,235,606	7,253,107

Total liabilities and shareholders’ equity	$9,906,371	$8,376,034

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$4,932,632	$4,040,406	$14,077,322	$14,907,621

Cost of goods sold	1,915,356	1,700,007	5,756,167	6,703,287

Gross profit	3,017,276	2,340,399	8,321,155	8,204,334

Operating expenses
Research and development	548,153	523,310	1,626,808	1,641,118
Selling and marketing	1,040,317	1,012,646	3,127,398	3,101,386
General and administrative	559,683	550,572	1,650,795	1,694,828
	2,148,153	2,086,528	6,405,001	6,437,332
Income from operations	869,123	253,871	1,916,154	1,767,002

Interest income	42	119	2,898	208

Income before income taxes	869,165	253,990	1,919,052	1,767,210

Income tax provision	347,666	101,595	763,758	706,884

Net income	$521,499	$152,395	$1,155,294	$1,060,326
Net income available to common shareholders per common share
Basic:	$0.05	$0.02	$0.11	$0.11

Diluted:	$0.05	$0.02	$0.11	$0.10
Weighted average number of common shares used in per share computations
Basic:	10,104,311	9,905,761	10,093,200	9,902,705

Diluted:	10,199,785	10,118,790	10,208,472	10,148,227

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,155,294	$1,060,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,071	222,032
Provision for bad debt expense	(3,479)	15,434
Provision for inventory losses	27,065	34,958
Stock based compensation expense	67,333	71,140
Changes in operating assets and liabilities:
Trade receivables	(447,978)	(456,564)
Inventories	237,106	940,533
Prepaid expenses	47,293	24,884
Income tax deposit	-	(170,632)
Income taxes payable	236,358	(11,362)
Accounts payable	130,893	(123,770)
Accrued compensation	194,698	(62,917)
Other current liabilities	(14,111)	(215,738)
Net cash provided by operating activities	1,819,543	1,328,324
Cash flows from investing activities:
Purchase of property and equipment	(215,985)	(121,751)
Purchase of other long-term assets	(64,504)	(10,672)
Other assets	(100,000)	-
Net cash used in investing activities	(380,489)	(132,423)
Cash flows from financing activities:
Dividends	(303,128)	-
Proceeds from exercise of stock options	63,000	-
Net cash used in financing activities	(240,128)	-

Net increase in cash	1,198,926	1,195,901

Cash at beginning of period	2,306,258	1,212,426
Cash at end of period	$3,505,184	$2,408,327
Supplemental cash flow information
Cash paid for income taxes	$531,262	$888,893

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION
Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2013

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. Amounts related to disclosure of December 31, 2012 balances within these interim condensed financial statements were derived from the audited 2012 financial statements and notes thereto. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 28, 2013. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

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

b)    Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2012 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 28, 2013, that are required to be adopted during the year ended December 31, 2012, did not have or are not expected to have a significant impact on the Company’s 2013 financial statements.

c)    Employee Stock-Based Compensation

The Company reserved 500,000 shares of common stock for issuance under the 2006 Stock Plan of which 299,320 shares were available for grant at September 30, 2013. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the nine-month periods ended September 30, 2013 and 2012, general and administrative expenses included $67,333 and $71,140, respectively, resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company’s basic and diluted net income per share as a result of recognizing employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the nine-month periods ended September 30, 2013 and 2012.

Inventories

A summary of inventories follows:

	September 30, 2013	December 31, 2012

Raw materials	$1,131,671	$1,146,675
Work-in-process	923,550	1,033,329
Material at vendor	432,447	434,605
Finished goods	381,426	491,591
Less: Allowance for obsolescence reserve	(138,461)	(111,396)
	$2,730,633	$2,994,804

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

At September 30, 2013 and 2012, outstanding options to acquire 163,000 and 185,000, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2013 and 2012, respectively:

	Three months ended		Nine months ended
	September 30		September 30
	2013	2012	2013	2012

Basic EPS – weighted-average number of common shares outstanding	10,104,311	9,905,761	10,093,200	9,902,705

Effect of dilutive potential common shares – stock options outstanding	95,474	213,029	115,272	245,522

Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,199,785	10,118,790	10,208,472	10,148,227

Concentrations

One customer made up more than 10% of accounts receivable at September 30, 2013 and one customer made up more than 10% of accounts receivable at December 31, 2012. No customer made up more than 10% of net sales for the nine-month period ended September 30, 2013 and one customer made up more than 10% of net sales for the nine-month period ended September 30, 2012. The single customer that accounted for more than 10% of accounts receivable at September 30, 2013 is the U.S. Navy and the receivable amount was not delinquent at that date.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $3,005,000 and $1,806,000 were in excess of such insured amounts at September 30, 2013 and December 31, 2012, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Gas detection devices	$2,544,211	$1,787,364	$6,869,949	$7,765,755
Environment controllers	183,504	200,964	546,856	653,583
FieldServers	2,204,917	2,052,078	6,660,517	6,488,283
	$4,932,632	$4,040,406	$14,077,322	$14,907,621

Line-of-Credit

The Company maintains a $1,000,000 line of credit with a commercial bank which expires in September 2014. No borrowings have been made under the Company’s line of credit during the first nine months of fiscal year 2013 and there were no outstanding balances at September 30, 2013 and December 31, 2012. As of September 30, 2013, the Company was in compliance with specified financial covenants required by the new commercial bank providing the line of credit.

Stock Option Grants

No stock options were granted during the three-month and nine-month periods ended September 30, 2013. Also, no stock options were granted during the three-month period ended September 30, 2012. A total of   60,000 stock options were granted during the nine-month period ended September 30, 2012. Stock options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

Stock Option Exercise and Expiration

In the nine-month periods ended September 30, 2013 and 2012, a total of 100,000 and 103,134 shares of common stock, respectively, were issued as a result of stock option exercises. During the same periods, 42,000 and 10,000 options expired, respectively.

Subsequent Events

Management has evaluated events subsequent to September 30, 2013 through the date that the accompanying interim condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Results of Operations

For the three-month periods ended September 30, 2013, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $4,932,632 compared to $4,040,406 for the three-month period ended September 30, 2012.  For the nine-month period ended September 30, 2013, net sales were $14,077,322 compared with $14,907,621 in the prior year nine-month period.  The sales results for the three and nine-month periods ended September 30, 2013 represent an increase of 22% and a decrease of 6%, respectively, compared to the same periods in 2012.
For the three-month period ended September 30, 2013, sales of our gas detection products were approximately $2,544,000 compared to approximately $1,787,000 in the three-month period ended September 30, 2012.  For the nine-month period ended September 30, 2013, our gas detection product sales were approximately $6,870,000 compared to approximately $7,766,000 in the same period in 2012.  These results represent a 42% year-over-year increase in the third quarter and a 12% year-over-year decrease in the year-to-date period.  Gas detection products include sales to both industrial and military accounts.  In the third quarter of 2013 our industrial gas detection sales were generally higher than the corresponding period in 2012 while our third quarter, 2013, sales to the US Navy were substantially higher than the corresponding period in 2012.  In the nine month period ended September 30, 2012 our gas detection sales included a single order valued at over $2,500,000.  Excluding this single large order in 2012, our gas detection sales in the nine-month period ended September30, 2013 are 30% higher than in the comparable nine-month period in 2012.
Sales of Environment Controllers to the telecommunications industry in the three-month period ended September 30, 2013 were approximately $184,000 compared to approximately $201,000 in the three-month period ended September 30, 2012.  In the nine-month period ended September 30, 2013, sales of Environment Controllers were approximately $547,000 compared to approximately $654,000 in the same period in 2012.   Our  sales to the telecommunications industry are largely dependent upon expansion of field infrastructure by wire phone and cable companies.  During the nin-month period ended September 30, 2013, there have been no significant infrastructure projects relevant to our business and during this period, our sales have been largely reliant upon field upgrades and retrofits.

In the three-month period ended September 30, 2013, sales of FieldServer products were approximately $2,205,000 compared to approximately $2,052,000 in the same period in 2012. In the nine-month period ended September 30, 2013, sales of our FieldServer products were approximately $6,661,000, compared to approximately $6,488,000 in sales reported in the same period in 2012. These results represent a 7% year-over-year increase in the third quarter and a 3% year-over-year increase in the year-to-date period.

FieldServer sales include both box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for integration with building automation systems and are generally sold to building automation integrators.

Box product sales decreased approximately 11% in the three-month period and 1% in the nine-month period ended September 30, 2013 on a year-over-year basis. Although box product sales to system integrators for building automation applications have remained steady, it is our belief that there have been no large multi-unit projects released for purchase during the nine-month period ended September 30, 2013. We believe that the decrease in volume of projects is due to general economic uncertainty.

OEM module sales increased approximately 30% in the three-month period ended September 30, 2013 as compared to the same period in 2012, and increased 6% on a year-to-date basis in 2013 compared to the prior year period.  We continue to achieve design wins with new OEM customers adding unit and revenue volume to the existing customer base.

Gross profit of $3,017,276 for the three-month period ended September 30, 2013 was 61% of net sales compared to $2,340,399, or 58% of net sales, in the same period in the previous year. Gross profit for the nine-month period ended September 30, 2013 was $8,321,155, or 59% of net sales, compared to $8,204,334, or 55% of net sales, in the same period in the previous year.  We believe that the increase in our gross profit for the third quarter of 2013 was a result of types of product sold and general efficiencies at the higher overall volume level. The lower margin in the same period in 2012 was primarily a result of discounted pricing for a single large order in that period.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $548,153, or 11% of net sales, for the three-month period ended September 30, 2013 compared to $523,310, or 13% of net sales, in the comparable period in 2012. In the nine-month periods ended September 30, 2013 and September 30, 2012, research and development expenses were $1,626,808, or 12% of net sales, and $1,641,118, or 11% of net sales, respectively.  We maintain product development programs in order to increase the number and variety of products for sale in each of the product lines. We believe that the expenses for each of the nine-month and three-month periods ended September 30, 2013 are consistent with the corresponding prior year periods.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were $1,040,317, or 21% of net sales for the three-month period ended September 30, 2013, compared to $1,012,646, or 25% of net sales, in the comparable period in the prior year. For the nine-month periods ended September 30, 2013 and 2012, selling and marketing expenses were $3,127,398, or 22% of net sales, and $3,101,386, or 21%  of net sales, respectively.  We believe that there are no significant variations in selling and marketing expenses between the comparable reported periods.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were $559,683, or 11% of net sales, for the three-month period ended September 30, 2013 compared to $550,572, or 14% of net sales, in the three-month period ended September 30, 2012. For the nine-month periods ended September 30, 2013 and 2012, general and administrative expenses were $1,650,795, or 12% of net sales, and $1,694,828, or 11% of net sales, respectively. We believe that there were no significant changes in general and administrative expenses between the comparable reported periods.

In the three-month period ended September 30, 2013, our income from operations was $869,123 compared to $253,871 for the three-month period ended September 30, 2012. In the nine-month period ended September 30, 2013, our income from operations was $1,916,154 representing an increase of $149,152 compared to our income from operations of $1,767,002 in the nine-month period ended September 30, 2012. The improvement in income from operations in both the three-month and nine-month periods of 2013 was due, primarily, to our higher sales and gross profit compared to same periods in 2012, respectively.

In the three and nine-month periods ended September 30, 2013, tax deposits of $186,000 and $531,000, respectively, were paid to federal and state agencies for current obligations. After interest income and tax expenses, our net income for the three-month period ended September 30, 2013 was $521,499 compared to $152,395 in the same period of 2012. For the nine-month period ended September 30, 2013 our net income was $1,155,294 compared to $1,060,326 in the same period of 2012.

Liquidity and Capital Resources
        During the nine months ended September 30, 2013, net cash provided by operating activities was approximately $1,820,000 compared to net cash provided by operating activities of approximately $1,328,000 for the same period in 2012.  Working capital was approximately $7,679,000 at September 30, 2012, an increase of approximately $791,000 from December 31, 2012.
        At September 30, 2013, our balance sheet reflected approximately $3,505,000 of cash, approximately $2,731,000 of inventory and approximately $2,365,000 of net trade receivables. At December 31, 2012, our total cash on hand was approximately $2,306,000, our inventory was approximately $2,995,000 and our net trade receivables were approximately $1,913,000.
        At September 30, 2013, we had no long term liabilities. We maintain a $1,000,000 line of credit, secured by certain assets of the Company, with a commercial bank. The line of credit requires annual renewal and compliance with certain financial covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At September 30, 2013, the Company was in compliance with all financial covenants contained in the line of credit.  There were no borrowings on this line of credit during the nine-month period ended September 30, 2013.
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

FieldServer Services

FieldServer services consist of orders for custom development of protocol drivers. Generally customers place orders for FieldServer products concurrently with their order for protocol drivers. However if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in FieldServer Products above, but due to the non-recurring engineering aspect of the customized driver development, the Company is more likely to have a written evidence trail of a quotation and a hard copy order. The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program. When development of the driver is complete the customer participates in testing and provides written confirmation that the driver program meets its expectations. The customer is then able to place or release orders for FieldServer product with the new driver loaded into it (see FieldServer Products above). Revenues for driver development are billed and recognized only after the customer’s written confirmation is received. Collectability is reasonably assured as described in FieldServer Products above.

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

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Arnold concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIERRA MONITOR CORPORATION
Registrant

Date: November 14, 2013	By:	/s/ Gordon R. Arnold
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

Page 17 of 17