Form 10-K
period 2013-12-31
SIERRA MONITOR CORP /CA/
filed 2014-03-27
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2013 was approximately $5,611,700 based upon the last reported sale price of $1.50 per share on the Over the Counter Bulletin Board, which occurred on June 26, 2013. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's common stock outstanding as of March 25, 2014 was 10,114,311.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 8, and information required under Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2014.

FORM 10-K

SIERRA MONITOR CORPORATION

TABLE OF CONTENTS

PART I.

Item 1.	Business	1

Item 1A.	Risk Factors	4

Item 2.	Properties	5

Item 3.	Legal Proceedings	5

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	6

Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	8

Item 8.	Financial Statements and Supplementary Data	11

Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	11

Item 9A.	Controls and Procedures	11

Item 9B.	Other Information	12

PART III.

Item 10.	Directors, Executive Officers, and Corporate Governance	13

Item 11.	Executive Compensation	14

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	14

Item 13.	Certain Relationships and Related Transactions, and Director Independence	15

Item 14.	Principal Accounting Fees and Services	15

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	16

SIGNATURES		17

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

PART I

Item 1. Business.

General

Sierra Monitor Corporation a California corporation (the “Company”, “Sierra Monitor,” “we” or “us”), founded in 1978, designs, manufactures and sells electronic safety and environmental instrumentation. The Company’s unique protocol translator product lines enable communication between disparate electronic systems overcoming protocol language barriers. By enabling communication between central building automation systems and many electronic subsystems, such as fire panels, chillers and air handlers, Sierra Monitor assists with the integration of energy saving systems. The Company’s products improve the safety and comfort of workers while contributing to climate and natural resource protection. Sierra Monitor’s intelligent hazardous gas detection systems can be found in a broad range of applications including US Navy ships, wastewater treatment facilities, refineries, offshore oil platforms, chemical plants, alternate fuel vehicle maintenance facilities, parking garages and underground telephone vaults providing 24/7 protection of personnel and facilities.

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

Machine to machine (M2M) protocol translation devices, known as communication gateways, are sold under the trade names “FieldServer” and “ProtoCessor” to equipment manufacturers and systems integrators, principally in the building automation industry where the market is driven primarily by cost efficiency and energy savings initiatives. Many industrial instruments, such as detection systems, controllers and automation systems, communicate in disparate, non-standard proprietary protocols. Communication gateways provide a means for transferring data between devices using foreign and proprietary protocols and modern open comprehensive protocol systems. In 2013, combined revenue from sales of our FieldServer and ProtoCessor products was approximately 47% of our sales compared to approximately 45% in 2012.

Safety Instrumentation: Intelligent gas detection safety systems that Sierra Monitor manufactures solve a variety of safety challenges ranging from applications in oil and gas processing and chemical plants to wastewater treatment, alternate fuel vehicle programs and other users or producers of hazardous gases. These systems utilize features such as recorded event information, graphical displays on central computers and web server displays to allow users to identify hazards and problems before they evolve into incidents which could cause production delays, may prompt evacuation of personnel or potentially even cause property damage and physical injury. By network-enabling smart detection systems, through the FieldServer products, data can be presented via dynamic web server for viewing by local or remote computer web browsers. The motivation for installation of gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health administration, state and local governing bodies, insurance companies and various industry rule-making bodies. Revenue from gas detection products was approximately 49% of our sales in 2013, compared to 51% in 2012.

Sierra Monitor also supplies microprocessor-based environment control products to the telecommunications industry. The control products are used to monitor temperature, gas, smoke and other environmental and security conditions in remote structures such as broadband distribution nodes, fiber optic booster stations and cell-tower site buildings. Environment controllers integrate various functions which would otherwise require discrete controls and alarm handling. Revenue from all products sold to the telecommunications industry was approximately 4% of our sales in 2013, compared to 4% in 2012.

Research and Development

We maintain research and development programs to enhance existing products and to develop new products. Our research and development expenses, which include costs for sustaining engineering, were $2,156,322 or 12% of sales in 2013, compared $2,167,548 or 12% of sales in 2012.

Sales and Distribution

Our products are sold through a network of independent sales representatives supervised by regional managers. There are currently 29 authorized representative companies in the United States. The majority of our representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products. Our internal sales organization includes a corporate sales manager, nine regional sales managers, an outside salesperson and various inside support personnel. In addition to our primary factory and office facility in Milpitas, California and a technical support office located in Fort Myers, Florida, we have separate domestic sales offices in California, Indiana, Massachusetts, Michigan, New Jersey, Pennsylvania and Texas. We support international sales from offices in California, Texas, Johannesburg, South Africa, Berlin, Germany, Dubai, United Arab Emirates (“UAE”) and Singapore.

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

Employees

At December 31, 2013, we had a total of 59 employees, all of whom were employed on a full-time basis, of whom 7 were in research and development; 20 were in marketing, sales and service; 4 were in general administration; and 28 were in operations and manufacturing. At that date, 48 of our employees were located in Milpitas, California, and the remaining employees were located in regional sales and technical support offices. We also maintain a team of twelve engineering consultants centered in Johannesburg, South Africa.

Seasonality and Customer Concentration

The demand for monitoring devices and other products we manufacture is typically not seasonal. During 2013, there were no customers to whom sales exceeded 10% of our net sales. In 2012 one customer in the Middle East accounted for approximately 13% of our net sales. Factors affecting specific industries, such as telecommunications, building automation or petro-chemical processing, could affect our sales within any of those industries. Those factors may include, but are not limited to, a general economic downturn, labor problems, and rapid shifts in technology or introduction of competing products at lower prices.

Backlog

The commercial order backlog for our products at December 31, 2013 was approximately $2,826,000, compared to approximately $3,573,000 at December 31, 2012. The backlog includes orders for which we have not yet received engineering release from the customer. Since we generally ship many of our products within the same quarter that we receive a purchase order and engineering release from the customer, we believe that our backlog at any particular time is generally not indicative of the level of future sales.

Competition

The market in which we participate is highly competitive and generally price sensitive. Most of our competitors have far greater financial, marketing and manufacturing resources than we do. The principal competitive factors in our industry are reliability, ease of use, product support and price. Our FieldServer and ProtoCessor products compete with products or alternate methods and technologies offered by, among others, HMS, Control Solutions Inc., Loytec Electronics, ProSoft Technology, Automated Logic, Cimetrics, Kalki Communications Technologies, Honeywell Tritium and TAC Schneider Electric. Our gas detection products compete with systems offered by Detector Electronics Corporation, Draeger Safety Inc., Mine Safety Appliance Company, Emerson and Honeywell Life Safety and others. Most of our competitors offer broad product lines including items that do not compete with our products.

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

Major Customers

Sales to one customer based in the Middle East represented 14% of the Company’s accounts receivable as of December 31, 2013, while sales of one customer represented less than 2% of the Company’s sales during the year ended December 31, 2013. No customers exceeded 10% of the Company’s sales during the year ended December 31, 2013. In 2012, one customer in the Middle East accounted for approximately 13% of our net sales.

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

Item 2. Properties.

Our principal executive, administrative, manufacturing and engineering operations are located in two buildings totaling approximately 28,000 square feet in Milpitas, California under a lease scheduled to expire on April 30, 2015. We also lease a small technical support office in Fort Myers, Florida and have sales offices near Los Angeles, California; Louisville, Kentucky; Boston, Massachusetts; Detroit, Michigan; Cherry Hill, New Jersey; Dallas, Texas; Houston, Texas; Berlin, Germany; Dubai, UAE; and Singapore. Management considers that our current facilities are in good operating condition, are adequate for the present level of operations, are adequately covered by insurance and that additional office and factory space is available in the immediate vicinity, if required.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. Our common stock is quoted on the OTC Bulletin Board under the symbol "SRMC.OB." There is not an active market for our common stock and there is only infrequent trading in limited volume. The high and low closing sales price, as reported by the OTC Bulletin Board system, of our common stock during each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices	High	Low
Quarter ended December 31, 2013	$2.15	$1.60
Quarter ended September 30, 2013	$1.60	$1.40
Quarter ended June 30, 2013	$1.58	$1.00
Quarter ended March 31, 2013	$1.90	$1.30

Quarter ended December 31, 2012	$1.85	$1.31
Quarter ended September 30, 2012	$1.85	$1.45
Quarter ended June 30, 2012	$1.70	$1.30
Quarter ended March 31, 2012	$2.35	$1.10

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Holders. As of March 21, 2014, there were approximately 136 stockholders of record of our common stock and the closing price of our common stock was $1.67. This figure does not include beneficial holders or common stock held in street name, as we cannot accurately estimate the number of these beneficial holders.

(c) Dividends. The company adopted a dividend policy authorizing a quarterly cash dividend of $0.01 per share of common stock. The last quarterly dividend was paid on February 14, 2014 to shareholders of record as of the close of business on January 31, 2014. This dividend represented a quarterly payout of $101,043 in aggregate, based on 10,104,311 shares outstanding. The cash dividend policy and payment of any future quarterly cash dividends will be at the discretion of the Board and will be dependent upon Sierra Monitor’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board.

Penny Stock

Unless and until our shares of common stock qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company’s common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the price of our common stock. Our common stock is subject to provisions of Section 15(h) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(h) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be penny stock, trading in such shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse and certain entities with assets in excess of pre-determined amounts. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Stock Option Plan

We have previously reserved 551,521 shares of common stock for issuance under the 2006 Stock Plan. On October 24, 2013 the Board of Directors authorized an additional reserve of 2,000,000 shares of common stock for issuance under the 2006 Stock Plan. On December 31, 2013, a total of 2,184,320 shares were available for grant. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Fiscal 2013 vs. Fiscal 2012

For the fiscal year ended December 31, 2013, our net sales were $18,345,179, compared to net sales of $18,759,030 in the prior fiscal year ended December 31, 2012. Net sales decreased approximately 2.2% in 2013 compared to the prior year. Our income from operations before interest income and income taxes was $2,218,399 in 2013, compared to operating income before interest income and income taxes of $1,954,903 in 2012. Net income in 2013 was $1,352,589, or $0.13 per share, compared to net income of $1,195,829, or $0.12 per share, in 2012.

Sales of our FieldServer communications bridge products increased approximately 4% in 2013 compared to 2012. FieldServer products are generally sold to integrators, generally related to building automation for energy efficiency, and to Original Equipment Manufacturers (OEM’s) for a broad range of products from lighting controls to roof-top air conditioners, window and drape controls and others. In 2013 OEM customers began purchasing production quantities of approximately twenty new ProtoCessor products while most existing customers increased their purchasing quantities.

Our sales of gas detection products, including industrial accounts and military sales, decreased by approximately 7% in 2013 compared to 2012. In 2012, a single large international order accounted for approximately 26% of gas detection sales. Excluding that single order, our 2013 gas detection sales were increased 26% compared to the prior year aided by strong sales of gas detection systems to the U.S. Navy.

We also sell environment control products for high-value remote telecommunications buildings including cell towers and underground vaults. Due to the low level of demand for new remote buildings our sales of environment control products for telecommunications buildings decreased by approximately 8% in 2013.

Gross profit as a percent of sales was approximately 58% in 2013 and 56% in 2012. Our gross margins vary by product mix and channel of distribution. In particular, domestic sales generate higher margins but also higher selling expenses, while international shipments are sold at a discount and have lower selling expenses. Our margins in 2013 were consistent with our historical levels but higher than 2012 primarily as the result of the higher percentage of domestic sales in 2013. We did not experience any significant increases in costs for materials including electronic components, fabricated materials and contract assembly. Increases in our labor costs were generally offset by product pricing increases.

Research and development expenses, which include new product development and support for existing products, were $2,156,322, or 12% of net sales, in the fiscal year ended December 31, 2013, compared to $2,167,548, or 12% of net sales, in the fiscal year ended December 31, 2012. We maintained our historical level of spending for engineering projects in an effort to continue to produce new products and product enhancements. While we continue to produce new products, generally in the form of new software programs known as protocol drivers, we also completed the introduction of new gas detection modules and continued migration of our FieldServer user tools from a textual interface to a web-browser supported graphical user interface. Additionally, we completed a project to replace a critical single-sourced component with a manufactured equivalent.

Selling and marketing expenses were $4,094,819, or 22% of net sales, in 2013, compared to $4,081,745, or 22% of net sales, in the prior year. Increases in sales salaries, commission expenses and advertising contributed to the increase in selling and marketing expenses. We are continuing a program to increase our sales coverage in both domestic and international markets.

General and administrative expenses, which include salaries and benefits, professional fees, and product and general liability insurance, were $2,246,301, or 12% of net sales, in 2013, compared to $2,236,415, or 12% of net sales, in 2012. Higher compensation, professional fees and IT support services were partially offset by lower depreciation and maintenance fees.

Our financial results reflect a revenue decrease of $413,851 and an increase in income from operations of $263,496 over the prior year. All of our current deferred income tax benefits have been utilized. We are currently accruing income taxes at the maximum corporate rate.

Liquidity and Capital Resources

Our working capital at December 31, 2013 was $7,780,766, compared to working capital of $6,887,628 at December 31, 2012. We undertook no significant equity or long-term debt transactions in 2013.

Inventories on hand at December 31, 2013 were $2,740,835, a decrease of $253,969 compared to the end of the prior year. Current inventory levels are consistent with our historical experience.

At December 31, 2013, our balance sheet reflected $3,421,679 of cash on hand compared to $2,306,258 at December 31, 2012. The increase in cash is due, in part, to the increase in net profit and the reduction of inventory on hand.

Our net trade receivables at December 31, 2013 were $1,943,643 compared to $1,913,185 at December 31, 2012. Trade receivables measured by days of sales outstanding decreased to 36 days at December 31, 2013 compared to 42 days at December 31, 2012.

Income taxes paid totaled $806,262 during 2013 compared with $898,893 during 2012.

We maintain a $1,000,000 line of credit with our commercial bank, secured by certain assets of ours. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At December 31, 2013, we were in compliance with the financial covenants, and there were no borrowings on the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least January 1, 2015. There are no current plans for significant capital equipment expenditures.

Inflation

We believe that inflation will not have a direct material effect on our results of operations.

The economic factors that could adversely impact our business in 2014 include, but are not limited to, currency fluctuations as we buy materials and sell products internationally and also fluctuations in materials prices. We consider it necessary to maintain an elevated inventory level of critical components to mitigate potential supply disruptions.

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

Accounts Receivable

Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer’s potential inability or unwillingness to meet the payment terms dictate secured payments. Our international sales are generally made based on secure payments, including cash wire advance payments and letters of credit. International sales are made on open account terms only where sufficient historical experience justifies the credit risks involved. In many of our larger sales, the customers are frequently construction contractors who are in need of our start-up services to complete their work and obtain payment. Management’s ability to manage the credit terms and leverage the need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

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

At December 31, 2013 and 2012, we determined that, based on the profitable results and full utilization of the available deferred tax benefits, no valuation allowance against the remaining deferred tax asset is required.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of Gordon R. Arnold, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Arnold concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework. No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers such as the Company.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2013 that were not disclosed.

PART III

Item 10. Directors, Executive Officers, Corporate Governance.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2013, based upon information furnished by such persons:

			Director or
Name	Principal Occupation or Employment	Age	Officer Since

Gordon R. Arnold	Director of the Company;	68	1984
	President, Chief Executive Officer, Chief Financial Officer
	and Secretary

Michael C. Farr	Vice President of Operations	56	1986

C. Richard Kramlich	Director of the Company	78	1980

Jay T. Last	Director of the Company	84	1977

Robert C. Marshall	Director of the Company	82	1998

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

Michael C. Farr joined Old Sierra in December 1983 as its Operations Manager. He became Vice President, Operations in May 1986. Since the merger, Mr. Farr has served as Vice President, Operations of the Company. Mr. Farr’s specific qualifications and experience to hold his appointed position include his thirty years of operations experience in the electronics industry including twenty-seven years in his present position.

C. Richard Kramlich has been a Director of the Company since 1980. Mr. Kramlich, who has more than thirty five years of venture capital experience, is a general partner and co-founder of New Enterprise Associates, a venture capital firm. Mr. Kramlich is a director of Zhone Technologies Inc., and numerous private companies. He received a Masters in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University. Mr. Kramlich’s specific qualifications and experience to serve as a member of our Board of Directors include over thirty years as managing general partner of a highly successful venture capital company, his membership on numerous boards of private and public companies and over thirty years of participation on the board of Sierra Monitor Corporation.

Jay T. Last has been a Director of the Company since 1977. Mr. Last, who was one of the founders of the first semiconductor manufacturing company, is a retired technologist and business investor. Mr. Last received a Ph.D. in Physics from Massachusetts Institute of Technology. Mr. Last’s specific qualifications and experience to serve as a member of our Board of Directors include his participation in the founding of the first semiconductor manufacturing company, his involvement in the management and rapid expansion of a major public industrial conglomerate and over thirty years participation on the board of Sierra Monitor Corporation.

Robert C. Marshall has been a Director of the Company since 1998. Since 1997, Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm. Mr. Marshall currently serves on the boards of Bay Microsystems and Active-Semi, Inc. Mr. Marshall received a Bachelors degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University. Mr. Marshall’s specific qualifications and experience to serve as a member of our Board of Directors include his participation in the founding of the first redundant computer manufacturing company, his founding of a highly successful venture capital company, his involvement in the management and turn-around of various electronic companies and his sixteen-year participation on the board of Sierra Monitor Corporation.

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

With respect to the other information required by this Item 10, the sections entitled “Election of Directors - Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on May 14, 2014 are incorporated by reference herein.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 14, 2014 under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

i. All compensation plans previously approved by security holders; and

ii. All compensation plans not previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	629,500	$1.56	194,320
Equity compensation plans not approved by security holders	-	-	-
Total	629,500	$1.56	194,320

The other information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 14, 2014 under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 14, 2014 under the section entitled “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 14, 2014 under the section entitled “Principal Accountant Fees and Services”.

Item 15. Exhibits and Financial Statement Schedule.

Financial Statements.

See Item 8 of this Annual Report on Form 10-K.

Schedules.

Not applicable.

Index to Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3(6)	Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.
10.5(7)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.
(6)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION
(Registrant)

By:	/s/ Gordon R. Arnold
Gordon R. Arnold Chief Executive Officer
Dated: March 25, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 25, 2014	Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive, Financial
	and Accounting Officer)	By /s/ Gordon R. Arnold
Gordon R. Arnold

March 25, 2014	Director	By /s/ C. Richard Kramlich
C. Richard Kramlich

March 25, 2014	Director	By /s/ Jay T. Last
Jay T. Last

March 25, 2014	Director	By /s/ Robert C. Marshall
Robert C. Marshall

SIERRA MONITOR CORPORATION

Financial Statements

SIERRA MONITOR CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Sierra Monitor Corporation

We have audited the accompanying balance sheets of Sierra Monitor Corporation (the “Company”) as of December 31, 2013 and 2012, and the related statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 25, 2014

SIERRA MONITOR CORPORATION

Balance Sheets

December 31, 2013 and 2012

Assets	2013	2012
Current assets:
Cash	$3,421,679	$2,306,258
Trade receivables, less allowance for doubtful accounts of
approximately $79,000 in 2013 and $83,000 in 2012, respectively	1,943,643	1,913,185
Inventories, net	2,740,835	2,994,804
Prepaid expenses	311,144	280,363
Income tax deposit	106,859	120,796
Deferred tax assets	307,938	335,730
Total current assets	8,832,098	7,951,136

Property and equipment, net	390,755	289,505
Other assets	273,699	135,393

Total assets	$9,496,552	$8,376,034

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$689,014	$713,973
Accrued compensation expenses	290,589	259,546
Other current liabilities	71,729	89,989
Total current liabilities	1,051,332	1,063,508

Deferred tax liability	84,438	59,419
Total liabilities	1,135,770	1,122,927

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized;
10,104,311 and 10,004,311 shares issued and outstanding at December 31, 2013 and 2012, respectively	10,104	10,004
Additional paid-in capital	3,031,056	2,871,898
Retained earnings	5,319,622	4,371,205
Total shareholders’ equity	8,360,782	7,253,107

Total liabilities and shareholders’ equity	$9,496,552	$8,376,034

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Income

For the Years Ended December 31, 2013 and 2012

	2013	2012
Net sales	$18,345,179	$18,759,030

Cost of goods sold	7,629,338	8,318,419

Gross profit	10,715,841	10,440,611

Operating expenses:

Research and development	2,156,322	2,167,548

Selling and marketing	4,094,819	4,081,745

General and administrative	2,246,301	2,236,415
	8,497,442	8,485,708
Income from operations	2,218,399	1,954,903

Interest income	3,224	269

Income before income tax expense	2,221,623	1,955,172

Income tax expense	869,034	759,343

Net income	$1,352,589	$1,195,829

Net income attributable to common shareholders per common share:
Basic	$0.13	$0.12
Diluted	$0.13	$0.12
Weighted-average number of shares used in per share computations:
Basic	10,095,978	9,926,961
Diluted	10,152,270	10,139,431

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2013 and 2012

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of
January 1, 2012	9,901,177	$9,901	$2,775,250	$3,275,419	$6,060,570
Stock options exercised	120,000	120	(120)	–	–
Shares repurchased	(16,866)	(17)	17	–	–
Stock option compensation	–	–	96,751	–	96,751
Dividend paid	–	–	–	(100,043)	(100,043)
Net income	–	–	–	1,195,829	1,195,829
Balance as of
December 31, 2012	10,004,311	10,004	2,871,898	4,371,205	7,253,107
Stock options exercised	100,000	100	62,900	–	63,000
Stock option compensation	–	–	96,258	–	96,258
Dividend paid	–	–	–	(404,172)	(404,172)
Net income	–	–	–	1,352,589	1,352,589
Balance as of
December 31, 2013	10,104,311	$10,104	$3,031,056	$5,319,622	$8,360,782

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net income	$1,352,589	$1,195,829
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	205,537	246,234
Amortization	51,008	44,445
Deferred income taxes	52,811	(18,030)
Bad debt expense	(3,479)	17,934
Provision for inventory losses	(24,852)	35,887
Stock-based compensation expense	96,258	96,751
Loss on disposal of fixed asset	6,730	1,781
Changes in operating assets and liabilities:
Trade receivables	(26,979)	(283,171)
Inventories	278,821	887,470
Prepaid expenses	(30,781)	(57,001)
Income tax deposit	13,937	(110,141)
Other assets	(100,000)	-
Accounts payable	(24,959)	(204,733)
Accrued compensation expenses	31,043	(237,651)
Income taxes payable	-	(11,362)
Other current liabilities	(18,260)	(233,125)
Net cash provided by (used in) operating activities	1,859,424	1,371,117

Cash flows from investing activities:
Purchases of property and equipment	(313,517)	(137,962)
Purchases of other assets	(89,314)	(39,280)
Net cash used in investing activities	(402,831)	(177,242)

Cash flows from financing activities:
Payment of dividend	(404,172)	(100,043)
Proceeds from exercise of stock options	63,000	-
Net cash used in financing activities	(341,172)	(100,043)

Net increase in cash and cash equivalents	1,115,421	1,093,832

Cash – beginning of year	2,306,258	1,212,426
Cash – end of year	$3,421,679	$2,306,258

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$806,262	$898,893

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2013 and 2012

Note 1 - Summary of the Company and Significant Accounting Policies

The Company

Sierra Monitor Corporation (the “Company”) was incorporated in 1978. The Company designs, manufactures, and markets hazardous gas monitoring devices for industrial workplaces. The Company also designs and manufactures environment controllers for the telecommunications industry, as well as a line of software-based industrial communications bridge products known as FieldServers. The Company’s headquarters are located in Milpitas, California. The Company’s stock is quoted on the OTC Bulletin Board under the symbol “SRMC.”

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

Concentrations

We currently maintain substantially all of our day to day operating cash with a major financial institution. At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $2,922,000 and $1,806,000 were in excess of such insured amounts at December 31, 2013 and 2012, respectively.

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

One customer accounted for more than 10% of accounts receivable at December 31, 2013 and one customer accounted for more than 10% of accounts receivable at December 31, 2012. No customer accounted for more than 10% of sales for the year ended December 31, 2013 while one customer accounted for 13% of sales for the previous year.

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

Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. ASC 360-10 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2013 and 2012, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets. Also, no long-lived assets are held for sale. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

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

Deferred Revenue

When advance payments are received from customers, they are recorded as deferred revenue until the product is shipped.  At December 31, 2013 and 2012, the Company had received approximately $0 and 20,000, respectively, of such advance payments and they are included in other current liabilities in the accompanying balance sheet.

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

For the years ended December 31, 2013 and 2012, the Company's statements of income reflected an increase in salaries and benefits expense of $96,258 and $96,751, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share.

Compensation expense associated with stock options is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. At December 31, 2013, there was $156,427 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over the next 4.1 years.

Warranty

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company's ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2013 and 2012, warranty reserve approximated $63,000, which is included in other current liabilities in the accompanying balance sheets.

Advertising

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of income. Advertising expenses were approximately $234,000 for each of the years ended December 31, 2013 and 2012.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying statements of income in accordance with ASC 605-45, Revenue Recognition.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when management estimates that future taxable income will not fully utilize deferred tax assets. No valuation allowance was deemed necessary as of December 31, 2013 and 2012.

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

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the years ended December 31, 2013 and 2012, respectively:

	2013	2012
Basic earnings per share –
weighted-average number of shares
of common stock outstanding	10,095,978	9,926,961

Effect of dilutive stock options	56,292	212,470

Diluted earnings per share –
dilutive potential common shares	10,152,270	10,139,431

For purposes of calculating diluted earnings per share, there were no adjustments to net income.

For the years ended December 31, 2013 and December 31, 2012, options to acquire 12,000 and 182,000 shares of common stock, respectively, were not considered dilutive potential shares of common stock as their exercise prices were greater than the average market price of the Company’s common stock during the years then ended.

Segments of Business

ASC 280-10, Segment Reporting requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of income and the Chief Executive Officer (“CEO”) reviews financial information on an entity level (see Note 8).

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended December 31, 2013 and 2012, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

Subsequent Events

Management has evaluated events subsequent to December 31, 2013 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Significant Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are of material significance, or have potential material significance, to the Company.

Note 2 – Inventories

A summary of inventories as of December 31 is as follows:

	2013	2012
Raw materials	$1,147,729	$1,146,675
Work in process	1,330,379	1,467,934
Finished goods	349,271	491,591
	2,827,379	3,106,200
Obsolescence reserve	(86,544)	(111,396)

	$2,740,835	$2,994,804

Note 3 - Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2013	2012
Machinery and equipment	$777,328	$771,125
Furniture, fixtures, and leasehold improvements	1,231,928	1,038,729

	2,009,256	1,809,854
Less accumulated depreciation and amortization	(1,618,501)	(1,520,349)

	$390,755	$289,505

Note 4 - Employee Stock Compensation Plan

During 2006, the shareholders adopted the 2006 Stock Plan. Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

As of December 31, 2013, there were 2,184,320 shares still available for grant under the Company’s 2006 Stock Plan. A summary of stock option transactions for the two years ended December 31, 2013 is as follows:

			Weighted-
		Range of	average
	Options	prices	exercise price
Balance as of January 1, 2012	730,500	0.23 – 2.65	1.17
Granted	60,000	1.52	1.52
Exercised and repurchased	(103,134)	0.26	0.26
Forfeited or expired	(30,866)	1.50 - 1.75	1.68
Balance as of December 31, 2012	656,500	0.23 – 2.65	1.35
Granted	115,500	1.69	1.69
Exercised and repurchased	(100,000)	0.63	0.63
Forfeited or expired	(42,500)	0.23 – 2.65	1.37
Balance as of December 31, 2013	629,500	0.60 – 2.65	1.56

Options outstanding that have vested and are expected to vest as of December 31, 2013 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	423,844	$1.51	5.5
Expected to vest	205,656	1.66	9.8
Total	629,500	1.56	6.3

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of ASC 718 which are estimated when compensation costs are recognized.

The following table summarizes information about the Company’s stock options outstanding under the 1996 and 2006 Stock Plans as of December 31, 2013:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
Exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$0.60 – 1.10	53,500	1.6	$0.91	53,500	$0.91
$1.30 - 2.65	576,000	6.7	$1.62	370,344	$1.59

	629,500	6.3	$1.56	423,844	$1.51

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2013 and 2012 approximated $0.68 and $0.90 per share respectively. The weighted average grant date fair values of options granted during the years ended December 31, 2013 and 2012 were $1.41 and $1.39 per share, respectively. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2013	2012
Expected life	8 years	8 years
Estimated volatility	123%	133%
Risk-free interest rate	1.30%	0.71%
Dividends	$0.04	None

The expected life assumption is based on the average historical life of outstanding options; the expected volatility is based on the historical volatility. The expected life of options granted is based changes in the vesting terms and the contractual life of current option grants compared to the Company’s historical grants; and the risk-free interest rate is based on the rate for U.S. Treasury bonds with similar terms as the options.

The total intrinsic value of options exercised during 2013 and 2012 was $63,000 and $31,200, respectively.

Note 5 - Commitments and Contingencies

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

As of December 31, 2013, future minimum lease payments are as follows:

Year ending
December 31,

2014	222,156
2015	74,052
$296,208

Rent expense was approximately $281,000 and $222,000 in 2013 and 2012, respectively, which is apportioned to the various departments in the accompanying statements of income.

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

Note 6 – Line-of-Credit

As of December 31, 2013, the Company has a $1,000,000 line of credit, secured by certain assets of the Company, that bears interest at the bank's prime rate (3.25% at December 31, 2013) plus 0.5%. The line of credit requires annual renewal and compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and a quarterly profitability test. At December 31, 2013 and 2012, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

Note 7 - Income Taxes

The components of income tax expense consist of the following for the years ended December 31:

	2013	2012

Current:
Federal	$628,635	$614,409
State	187,585	162,964

Total current	816,220	777,373

Deferred:
Federal	44,300	(23,099)
State	8,514	5,069

Total deferred	52,814	(18,030)

Total Income Tax	$869,034	$759,343

At December 31, 2013 and 2012, the Company has no federal or state net operating loss carry-forwards.

The tax effects of temporary differences that gave rise to significant portions of net deferred tax assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Accruals and reserves	$246,670	$280,686
State taxes	61,266	55,044
Property, plant and equipment	(84,436)	(59,419)

Total Deferred Tax Assets $	223,500	276,311

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

The Company accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Company and, therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2013 and 2012.

The Company is no longer subject to U.S. federal income tax examination for years before 2009 and state and local tax examinations before 2008. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry-forward amount.

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2013	2012

Computed tax expense	$755,352	$664,759
Nondeductible items and other	(21,196)	(17,319)
Current and deferred state taxes, net of federal benefit	134,878	111,903
Credits utilized	—	—

Total Income Tax Expense	$869,034	$759,343

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

In addition, the CEO reviews the following information on revenues by product category.

	2013	2012

Gas detection devices	$8,921,789	$9,605,014
Environmental controllers	740,295	801,719
FieldServers	8,683,095	8,352,297

	$18,345,179	$18,759,030

The Company sells its products to companies located primarily in the United States. For the years ended December 31, 2013 and 2012, sales to international customers were 24% and 29%, respectively.

Exhibit Index.

Exhibit Number	Description

3.1(1)	Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

10.1(4)	1996 Stock Plan of Registrant.

10.2(5)	2006 Stock Plan of Registrant.

10.3(6)	Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.

10.4(7)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) filed with the SEC on August 14, 1998.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.

(6)	Incorporated by reference to Exhibit 10.6 of the Conpany’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2012.