Form 10-Q
period 2014-03-31
SIERRA MONITOR CORP /CA/
filed 2014-05-14
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

or

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

Yes ☐    No ☒

The number of shares outstanding of the issuer's common stock, as of May 13, 2014, was 10,114,311.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$3,568,158	$3,421,679
Trade receivables, less allowance for doubtful accounts of approximately $76,000 and $79,000 at March 31, 2014 and December 31, 2013 respectively	1,753,182	1,943,643
Inventories, net	2,830,458	2,740,835
Prepaid expenses	431,929	311,144
Income tax deposit	116,659	106,859
Deferred income taxes - current	307,938	307,938
Total current assets	9,008,324	8,832,098

Property and equipment, net	371,163	390,755
Other assets	292,945	273,699

Total assets	$9,672,432	$9,496,552
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$782,267	$689,014
Accrued compensation expenses	375,032	290,589
Income taxes payable	3,250	-
Other current liabilities	82,495	71,729
Total current liabilities	1,243,044	1,051,332

Deferred tax liability	84,438	84,438
Total liabilities	1,327,482	1,135,770

Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,114,311 and 10,104,311 shares issued and outstanding, at March 31, 2014 and December 31, 2013, respectively	10,114	10,104
Additional paid-in capital	3,109,556	3,031,056
Retained earnings	5,225,280	5,319,622
Total shareholders' equity	8,344,950	8,360,782
Total liabilities and shareholders’ equity	$9,672,432	$9,496,552

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Net sales	$4,101,258	$4,357,109
Cost of goods sold	1,627,104	1,904,945

Gross profit	2,474,154	2,452,164

Operating expenses
Research and development	559,604	515,496
Selling and marketing	1,244,566	1,064,544
General and administrative	658,855	542,874
	2,463,025	2,122,914
Income from operations	11,129	329,250
Interest income	38	2,763
Income before income taxes	11,167	332,013
Income tax provision	4,466	134,455
Net income	$6,701	$197,558
Net income available to common shareholders per common share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
Weighted average number of common shares used in per share computations:
Basic	10,107,644	10,070,978
Diluted	10,198,450	10,131,166

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$6,701	$197,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,749	66,275
Provision for doubtful accounts	(3,607)	-
Provision for inventory losses	1,527	21,764
Stock-based compensation expense	67,510	23,071
Change in operating assets and liabilities:
Trade receivables	194,068	(564,246)
Inventories	(91,150)	248,932
Prepaid expenses	(120,785)	(89,859)
Income tax deposit	(9,800)	-
Accounts payable	93,253	(37,188)
Accrued compensation expenses	84,443	166,140
Income taxes payable	3,250	131,451
Other current liabilities	10,766	(2,458)
Net cash provided by operating activities	312,925	161,440
Cash flows from investing activities:
Purchases of property and equipment	(39,580)	(50,445)
Other long term assets	(36,823)	(103,300)

Net cash used in investing activities	(76,403)	(153,745)

Cash flows from financing activities:
Dividend payout	(101,043)	(101,043)
Proceeds from exercise of stock options	11,000	63,000

Net cash used in financing activities	$(90,043)	$(38,043)

Net increase (decrease) in cash and cash equivalents:	146,479	(30,348)

Cash and cash equivalents at beginning of period:	$3,421,679	$2,306,258

Cash and cash equivalents at end of period:	$3,568,158	$2,275,910

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

March 31, 2014

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. Amounts related to disclosure of December 31, 2013 balances within these interim condensed financial statements were derived from the audited 2013 financial statements and notes thereto. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 27, 2014. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

Summary of Business

Sierra Monitor Corporation, formed in 1978, designs, manufactures and sells electronic communications, safety and environmental instrumentation for high reliability applications. The Company develops specialized embedded software that is deployed on proprietary hardware platforms. Embedded software enables data transfer between subsystems using protocol and physical medium translation.  Proprietary hardware platforms allow the Company to increase the value proposition while protecting its intellectual property.

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

Recent accounting pronouncements discussed in the notes to the December 31, 2013 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 27, 2014, that are required to be adopted during the year ended December 31, 2013, did not have or are not expected to have a significant impact on the Company’s 2014 financial statements.

c)	Employee Stock-Based Compensation

We have previously reserved 551,521 shares of common stock for issuance under the 2006 Stock Plan. On October 24, 2013 the Board of Directors authorized an additional reserve of 2,000,000 shares of common stock for issuance under the 2006 Stock Plan. On March 31, 2014, a total of 2,184,320 shares were available for grant. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the three-month periods ended March 31, 2014 and 2013, general and administrative expenses included stock based compensation expense of $67,510 and $23,071, respectively, decreasing the Company's income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2014 and 2013.

d)	Subsequent Events

Management has evaluated events subsequent to March 31, 2014 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories are as follows:

	March 31, 2014	December 31, 2013
	(unaudited)

Raw materials	$1,179,959	$1,147,729
Work-in-process	915,196	769,359
Material at vendor	360,969	561,020
Finished goods	462,405	349,271
Less: Allowance for obsolescence reserve	(88,071)	(86,544)
	$2,830,458	$2,740,835

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

At March 31, 2014 and 2013, outstanding options to acquire 12,000 and 177,000 shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2014 and 2013, respectively:

	Three months ended
	March 31, 2014	March 31, 2013
	(unaudited)
Basic EPS – weighted-average number of common shares outstanding	10,107,644	10,070,978
Effect of dilutive potential common shares – stock options outstanding	90,806	60,188
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,198,450	10,131,166

Comprehensive Income

The Company has no components of other comprehensive income and, accordingly, comprehensive income is the same as net income for all periods presented.

Concentrations

No customer made up more than 10% of accounts receivable at March 31, 2014 and two customers made up more than 10% of accounts receivable at March 31, 2013. No customer made up more than 10% of net sales for the three month period ended March 31, 2014 and one customer made up more than 10% of net sales for the three month period ended March 31, 2013.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of $3,068,158 and $2,921,679 were in excess of such insured amounts at March 31, 2014 and December 31, 2013, respectively.

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the periods ended March 31:

	Three months ended
	March 31, 2014	March 31, 2013
	(unaudited)
Gas detection devices	$2,035,755	$2,253,626
FieldServers	2,065,503	2,103,483
	$4,101,258	$4,357,109

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000. No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2014 and there were no outstanding balances at March 31, 2014 and December 31, 2013. As of March 31, 2014, the Company was in compliance with the financial covenants of the line of credit.

Stock Option Grants

No stock options were granted during the three-month periods ended March 31, 2014 and 2013.

Stock Option Exercises and Expirations

A total of 10,000 stock options were exercised and no options expired during the three-month period ended March 31, 2014. A total of 100,000 stock options were exercised and 12,000 options expired during the three-month period ended March 31, 2013.

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

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements. Such forward-looking statements include any expectations of operating and non-operating expense, including research and development expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to the Company’s positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors identified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three months ended March 31, 2014, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $4,101,258 compared to $4,357,109 for the three months ended March 31, 2013. The results for the first quarter of fiscal 2014 represent a 6% decrease from the same period in the prior year. Net sales for the first quarter of 2013 included a single large order to a building automation customer in the United States. There was no similar large order for first quarter 2014.

Sales of gas detection products, including industrial accounts, military sales and environment controllers for telephone company applications decreased by approximately 10% in the first quarter of 2014 compared to the same period in 2013. Sales to industrial accounts were 30% lower, military sales were 248% higher, and sales of environmental controllers were essentially unchanged in the first quarter of 2014 compared to the same period in 2013. Net sales of gas detection products for the first quarter of 2013 included a single large order to an alternate fuels industry customer in the United States. There was no similar large order for first quarter 2014. Our sales to the U.S. Navy are dependent upon military spending and we generally experience quarterly fluctuations in military sales consistent with the change in the first quarter of 2014 compared to the first quarter of 2013.

Sales of our FieldServer product line decreased 2% in the first quarter of 2014 compared to the first quarter of 2013. FieldServer units include box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators. OEM modules are sold to companies that integrate our products into their commercial offerings. Box product sales increased approximately 10% in the three-month period ended March 31, 2014 on a year-over-year basis. OEM module sales decreased approximately 12% in the first quarter of 2014 compared to the first quarter of 2013. Many OEM modules are utilized in equipment, such as roof top air conditioners or standby power generators that are installed outdoors. We believe that the severe weather in the eastern United States during the first quarter slowed demand for OEM products.

Gross profit for the three-month period ended March 31, 2014 was $2,474,154, or 60% of net sales, compared to $2,452,164, or 56% of net sales, in the same period the previous year. Our gross margin in the first quarter of 2014 was higher than our historical levels due to product mix and the absence of significant highly-discounted project shipments in the first quarter of 2014.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $559,604, or 14% of net sales, for the three-month period ended March 31, 2014, compared with $515,496, or 12% of net sales, in the comparable period in 2013. Our research and development expenses were higher in the first quarter of 2014 compared to the same quarter in 2013 primarily as result of extraordinary expenses of travel, materials expense and testing for a new gas detection product to be released for production in the second quarter of 2014.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three-month period ended March 31, 2014 were $1,244,566, or 30% of net sales, compared to $1,064,544, or 24% of net sales, in the same period in the prior year. Payroll and travel cost increases related to additional sales team staffing contributed to the increase in selling and marketing expenses. The additional sales team staffing included a new Vice President of Sales and Marketing and a second Regional Sales Manager located in Dubai, UAE.

General and administrative expenses for the first quarter of 2014 were $658,855, or 16% of net sales, compared to $542,874, or 12% of net sales, in the same period in the prior year. Increases in stock option expensing and IT support contributed to the higher general and administrative expenses in first quarter of 2014 compared to the same period in 2013.

Income from operations for the three-month period ended March 31, 2014 was $11,129, or 0% of net sales, compared to $329,250, or 8% of net sales, in the same period in the prior year. The decreased income is primarily the result of lower net sales, offset by improvement in gross margin. Net income for the three-month period ended March 31, 2014 was $6,701, or approximately 0% of net sales, compared to $197,558, or approximately 5% of net sales, for the same period in the prior year.

Liquidity and Capital Resources

During the three months ended March 31, 2014, net cash provided by operating activities was approximately $313,000 compared to approximately $161,000 provided by operating activities for the same period in 2013. Working capital was approximately $7,765,000 at March 31, 2014, a decrease of approximately $16,000 from December 31, 2013. At March 31, 2014, our balance sheet reflected approximately $3,568,000 of cash and $1,753,000 of net trade receivables. At December 31, 2013, our total cash on hand was approximately $3,422,000 and our net trade receivables were approximately $1,944,000. Cash flow and balance sheet changes in the first quarter of 2014 were generally consistent with our historical levels. The difference in the cash flow and balance sheet in first quarter of 2014 compared with the first quarter of 2013 was due, primarily, to the difference in the cash and trade receivable levels related to a single large order shipped in first quarter of 2013.

At March 31, 2014, we had no long term liabilities.

The Company maintains a line of credit with its commercial bank in the maximum amount of $1,000,000. No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2014 and there were no outstanding balances at March 31, 2014 and December 31, 2013. As of March 31, 2014, the Company was in compliance with the financial covenants of the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least January 1, 2015. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Gordon R. Arnold, our principal executive officer and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Arnold and Ms. Allen concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit
Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
10.1(3)	Employment Offer Letter, dated December 18, 2013, between Registrant and Anders Axelsson.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) for the fiscal quarter ended June 30, 1998 filed with the SEC on August 14, 1998.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION
Registrant

Date:	May 14, 2014	By:	/s/ Gordon R. Arnold
Gordon R. Arnold
President
Chief Executive Officer

Date:	May 14, 2014	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description

3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
10.1(3)	Employment Offer Letter, dated December 18, 2013, between Registrant and Anders Axelsson.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) for the fiscal quarter ended June 30, 1998, filed with the SEC on August 14, 1998.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2014.

Page 15 of 15