Form 10-Q
period 2014-06-30
SIERRA MONITOR CORP /CA/
filed 2014-08-14
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the issuer's common stock, as of August 12, 2014 was 10,114,311.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	June 30, 2014	December 31,
	(unaudited)	2013
Assets
Current assets:
Cash	$3,086,520	$3,421,679
Trade receivables, less allowance for doubtful accounts of approximately $72,000 and $79,000 at June 30, 2014 and December 31, 2013, respectively	2,294,007	1,943,643
Inventories, net	3,370,460	2,740,835
Prepaid expenses	429,626	311,144
Income tax deposits	123,702	106,859
Deferred income taxes - current	307,938	307,938
Total current assets	9,612,253	8,832,098

Property and equipment, net	355,001	390,755
Other assets	274,274	273,699
Total assets	$10,241,528	$9,496,552

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$1,101,080	$689,014
Accrued compensation expenses	551,100	290,589
Other current liabilities	68,823	71,729
Total current liabilities	1,721,003	1,051,332

Deferred tax liability	84,438	84,438
Total liabilities	1,805,441	1,135,770

Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,114,311 and 10,104,311 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	10,114	10,104
Additional paid-in capital	3,176,206	3,031,056
Retained earnings	5,249,767	5,319,622
Total shareholders' equity	8,436,087	8,360,782
Total liabilities and shareholders’ equity	$10,241,528	$9,496,552

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$4,752,375	$4,787,581	$8,853,633	$9,144,690
Cost of goods sold	2,005,498	1,935,866	3,632,602	3,840,811
Gross profit	2,746,877	2,851,715	5,221,031	5,303,879
Operating expenses
Research and development	579,895	563,159	1,139,499	1,078,655
Selling and marketing	1,250,713	1,022,537	2,495,279	2,087,081
General and administrative	706,917	548,238	1,365,772	1,091,112
	2,537,525	2,133,934	5,000,550	4,256,848
Income from operations	209,352	717,781	220,481	1,047,031
Interest income	32	93	70	2,856
Income before income taxes	209,384	717,874	220,551	1,049,887
Income tax provision	83,754	281,637	88,220	416,092
Net income	$125,630	$436,237	$132,331	$633,795
Net income available to common shareholders per common share
Basic:	$0.01	$0.04	$0.01	$0.06
Diluted:	$0.01	$0.04	$0.01	$0.06
Weighted average number of common shares used in per share computations
Basic:	10,114,311	10,104,311	10,110,978	10,020,978
Diluted:	10,180,344	10,208,639	10,159,674	10,151,537

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

 (Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$132,331	$633,795
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation and amortization	156,300	123,452
Provision for bad debt expense	(6,817)	155
Provision for inventory loss	15,231	43,189
Stock based compensation expense	134,160	45,358
Changes in operating assets and liabilities:
Trade receivables	(343,547)	(303,472)
Inventories	(644,856)	444,896
Prepaid expenses	(118,482)	2,683
Income tax deposit	(96,458)	-
Income tax payable	79,615	74,692
Accounts payable	412,066	75,339
Accrued compensation expenses	260,511	277,703
Other current liabilities	(2,906)	(20,040)
Net cash (used in) provided by operating activities	(22,852)	1,397,750
Cash flows from investing activities:
Purchase of property and equipment	(82,698)	(193,837)
Purchase of other assets	(38,423)	(112,540)
Net cash used in investing activities	(121,121)	(306,377)
Cash flows from financing activities:
Dividend payout	(202,186)	(202,086)
Proceeds from exercise of stock options	11,000	63,000
Net cash used in financing activities	(191,186)	(139,086)
Net (decrease) increase in cash	(335,159)	952,287
Cash at beginning of period	3,421,679	2,306,258
Cash at end of period	$3,086,520	$3,258,545
Supplemental cash flow information
Cash paid for income taxes	$105,059	$345,262

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

June 30, 2014

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

We have previously reserved 551,521 shares of common stock for issuance under the 2006 Stock Plan. On October 24, 2013 the Board of Directors authorized an additional reserve of 2,000,000 shares of common stock for issuance under the 2006 Stock Plan. On June 30, 2014, a total of 1,584,320 shares were available for grant. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the six-month periods ended June 30, 2014 and 2013, general and administrative expenses included stock based compensation expense of $134,160 and $45,358, respectively, decreasing the Company's income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the six-month periods ended June 30, 2014 and 2013.

d)	Subsequent Events

Management has evaluated events subsequent to June 30, 2014 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories follows:

	June 30, 2014	December 31, 2013
Raw materials	$1,399,244	$1,147,729
Work-in-process	1,080,955	769,359
Materials at vendor	569,106	561,020
Finished goods	422,930	349,271
Less: Allowance for obsolescence reserve	(101,775)	(86,544)
	$3,370,460	$2,740,835

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

At June 30, 2014 and 2013, outstanding options to acquire 874,000 and 394,500, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2014 and 2013, respectively:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic EPS – weighted-average number of common shares outstanding	10,114,311	10,104,311	10,110,978	10,020,978
Effect of dilutive potential common shares – stock options outstanding	66,033	104,328	48,696	130,559
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,180,344	10,208,639	10,159,674	10,151,537

Concentrations

One customer made up more than 10% of accounts receivable at June 30, 2014 and at December 31, 2013. No customers made up more than 10% of net sales for the six-month period ended June 30, 2014 or June 30, 2013.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $2,587,000 and $2,922,000 were in excess of such insured amounts at June 30, 2014 and December 31, 2013, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Gas detection devices	$1,993,403	$2,262,766	$3,841,484	$4,326,040
Environment controllers	125,343	172,982	313,017	363,334
FieldServers	2,633,629	2,351,833	4,699,132	4,455,316
	$4,752,375	$4,787,581	$8,853,633	$9,144,690

Line of Credit

In May 2014, the Company increased the line of credit with its commercial bank to a maximum amount of $2,000,000 under substantially the same terms as the previous provision. No borrowings have been made under the Company’s line of credit during the first six months of fiscal year 2014 and there were no outstanding balances at June 30, 2014 and December 31, 2013. As of June 30, 2014, the Company was in compliance with the financial covenants to which it is subject under the line of credit.

Stock Option Grants

A total of 600,000 options were granted during the three and six-month periods ended June 30, 2014. No stock options were granted during the three and six-month periods ended June 30, 2013.

Stock Option Exercise and Expiration

A total of 10,000 stock options were exercised in the six-month period ended June 30, 2014. During the same period, 3,000 options expired.

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

Results of Operations

For the three-month period ended June 30, 2014, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $4,752,375 compared to $4,787,581 for the three-month period ended June 30, 2013. For the six-month period ended June 30, 2014, net sales were $8,853,633 compared with $9,144,690 for the six-month period ended June 30, 2013. The sales results for the three-month period ended June 30, 2014 represent a decrease of 1% compared to the same period in 2013. The sales results for the six-month period ended June 30, 2014 represent a 3% decrease compared to the same period in 2013.

Sales of gas detection products, including industrial accounts, military sales and environment controllers for telephone company applications decreased by approximately 13% in the second quarter of 2014 compared to the same period in 2013. In the first half of 2014, sales of gas detection products were 11% lower than the same period in 2013. Net sales of gas detection products for the first quarter of 2013 included a single large order of approximately $600,000 to an alternate fuels industry customer in the United States. The lower sales levels in the first quarter and first half of 2014 were primarily due to the lack of a similar large order in the first half of 2014.

Sales of our FieldServer product line increased 12% in the second quarter of 2014 compared to the second quarter of 2013. In the first half of 2014 sales of FieldServer products increased approximately 5% compared with the same period in 2013. FieldServer units include box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for building automation projects and are generally sold to integrators. OEM modules are sold to companies that integrate our products into their commercial offerings. Many OEM modules are utilized in equipment, such as roof top air conditioners or standby power generators that are installed outdoors. We believe that the severe weather in the eastern United States during the first quarter slowed demand for OEM products impacting the overall results for the first half of 2014.

Gross profit for the three-month period ended June 30, 2014 was approximately $2,747,000, or 58% of net sales, compared to approximately $2,852,000, or 60% of net sales, in the same period in the previous year. Gross profit for the six-month period ended June 30, 2014 was approximately $5,221,000, or 59% of net sales, compared to approximately $5,304,000, or 58% of net sales, in the same period in the previous year. Our gross margins are influenced primarily by discounts for large orders and by product mix. Generally sales to OEM accounts generate lower margins. In the quarter ended June 30, 2014 OEM sales represented a higher percentage of overall sales, which negatively influenced our gross margin for the three month and six month periods.

Expenses for research and development, which include new product development and engineering to sustain existing products, were approximately $580,000, or 12% of net sales, for the three-month period ended June 30, 2014 compared to approximately $563,000, or 12% of net sales, in the comparable period in 2013. In the six-month periods ended June 30, 2014 and June 30, 2013, research and development expenses were approximately $1,139,000, or 13% of net sales, and approximately $1,079,000, or 12% of net sales, respectively. Engineering expenses have increased 3% and 6% for the three and six-month periods ended June 30, 2014.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were approximately $1,251,000, or 26% of net sales, for the three-month period ended June 30, 2014, compared to approximately $1,023,000, or 21% of net sales, in the comparable period in the prior year. For the six-month periods ended June 30, 2014 and June 30, 2013, selling and marketing expenses were approximately $2,495,000, or 28% of net sales, and approximately $2,087,000, or 23% of net sales, respectively. The higher selling expenses reflect salary, benefit and travel expense related to the addition of sales management and regional staff.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were approximately $707,000, or 15% of net sales, for the three-month period ended June 30, 2014 compared to approximately $548,000, or 11% of net sales, in the three-month period ended June 30, 2013. For the six-month periods ended June 30, 2014 and June 30, 2013, general and administrative expenses were approximately $1,366,000, or 15% of net sales, and approximately $1,091,000, or 12% of net sales, respectively. General and administrative expenses have increased 29% and 25% in the three and six-month reporting periods ended June 30, 2014 compared to the same periods in 2013, primarily due to expensing of stock options relating to certain key executive new hire and refresh grants.

In the three-month period ended June 30, 2014, our income from operations was approximately $209,000, representing a decrease of approximately $509,000 compared to our income from operations of approximately $718,000 in the three-month period ended June 30, 2013. In the six-month period ended June 30, 2014, our income from operations was approximately $220,000 representing a decrease of approximately $827,000 compared to our income from operations of $1,047,000 in the six-month period ended June 30, 2013. The decrease in income in both the second quarter and first half of 2014 compared to the same periods in 2013 is due primarily to lower sales, reduced gross margins and higher fixed expenses.

After interest and tax provisions, our net income for the three-month period ended June 30, 2014 was approximately $126,000 compared to net income of approximately $436,000 in the same period of 2013. For the six-month period ended June 30, 2014, our net income was approximately $132,000 compared to a net income of approximately $634,000 in the same period of 2013.

Liquidity and Capital Resources

During the six months ended June 30, 2014, net cash used in operating activities was approximately $23,000 compared to net cash provided by operating activities of approximately $1,398,000 for the same period in 2013. Working capital was approximately $7,891,000 at June 30, 2014, an increase of approximately $110,000 from December 31, 2013. At June 30, 2014, our balance sheet reflected approximately $3,087,000 of cash and approximately $2,294,000 of net trade receivables. At December 31, 2013, our total cash on hand was approximately $3,422,000 and our net trade receivables were approximately $1,944,000.

At June 30, 2014, we had no long term liabilities except for deferred income taxes.

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first six months of fiscal year 2014 and there were no outstanding balances at June 30, 2014 and December 31, 2013. As of June 30, 2014, the Company was in compliance with the financial covenants of the line of credit.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Varun Nagaraj, our principal executive officer and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Nagaraj and Ms. Allen concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6:	EXHIBITS

Exhibit
Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
10.1(3)	Form of Indemnification Agreement, as amended, between Registrant and its directors and certain of its executive officers.
10.2(4)	Employment Offer Letter, dated May 15, 2014, between Registrant and Varun Nagaraj.
10.3(4)	Transition Agreement, dated July 7, 2014 between Registrant and Gordon R. Arnold.
10.4(4)	Form of Change of Control and Severance Agreement, between Registrant and certain of its executive officers.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) for the fiscal quarter ended June 30, 1998 filed with the SEC on August 14, 1998.

(3)	Incorporated by reference to the Company’s Current Report on 8-K, filed with the SEC on May 16, 2014.

(4)	Incorporated by reference to the Company’s Current Report on 8-K filed with the SEC on July 8, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION
Registrant

Date:	August 12, 2014	By:	/s/ Varun Nagaraj
Varun Nagaraj
President
Chief Executive Officer

Date:	August 12, 2014	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description

3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
10.1(3)	Form of Indemnification Agreement, as amended, between Registrant and its directors and certain of its executive officers.
10.2(4)	Employment Offer Letter, dated May 15, 2014, between Registrant and Varun Nagaraj.
10.3(4)	Transition Agreement, dated July 7, 2014 between Registrant and Gordon R. Arnold.
10.4(4)	Form of Change of Control and Severance Agreement, between Registrant and certain of its executive officers.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-07441) for the fiscal quarter ended June 30, 1998 filed with the SEC on August 14, 1998.

(3)	Incorporated by reference to the Company’s Current Report on 8-K, filed with the SEC on May 16, 2014.

(4)	Incorporated by reference to the Company’s Current Report on 8-K filed with the SEC on July 8, 2014.

Page 16 of 16