Form 10-Q
period 2014-09-30
SIERRA MONITOR CORP /CA/
filed 2014-11-14
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

or

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

Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of November 12, 2014, was 10,128,311.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

Assets	September 30, 2014 (unaudited)	December 31, 2013
Current assets:
Cash	$3,345,613	$3,421,679
Trade receivables, less allowance for doubtful accounts
of approximately $72,000 and $79,000, at September 30, 2014 and December 31, 2013, respectively	2,312,905	1,943,643
Inventories, net	3,337,223	2,740,835
Prepaid expenses	237,229	311,144
Income tax deposits	80,768	106,859
Deferred income taxes	307,938	307,938
Total current assets	9,621,676	8,832,098

Property and equipment, net	314,323	390,755
Other assets	374,186	273,699
Total assets	$10,310,185	$9,496,552
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,005,214	$689,014
Accrued compensation	532,234	290,589
Other current liabilities	80,452	71,729
Total current liabilities	1,617,900	1,051,332

Deferred tax liability	84,438	84,438
Total liabilities	1,702,338	1,135,770
Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,114,311 and 10,104,311 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	10,114	10,104
Additional paid-in capital	3,279,709	3,031,056
Retained earnings	5,318,024	5,319,622
Total shareholders' equity	8,607,847	8,360,782
Total liabilities and shareholders’ equity	$10,310,185	$9,496,552

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$5,363,086	$4,932,632	$14,216,719	$14,077,322
Cost of goods sold	2,489,972	1,915,356	6,122,574	5,756,167
Gross profit	2,873,114	3,017,276	8,094,145	8,321,155
Operating expenses
Research and development	599,278	548,153	1,738,777	1,626,808
Selling and marketing	1,176,337	1,040,317	3,671,616	3,127,398
General and administrative	815,197	559,683	2,180,969	1,650,795
	2,590,812	2,148,153	7,591,362	6,405,001
Income from operations	282,302	869,123	502,783	1,916,154

Interest income	32	42	102	2,898
Income before income taxes	282,334	869,165	502,885	1,919,052

Income tax provision	112,934	347,666	201,154	763,758

Net income	$169,400	$521,499	$301,731	$1,155,294
Net income available to common shareholders per common share
Basic:	$0.02	$0.05	$0.03	$0.11
Diluted:	$0.02	$0.05	$0.03	$0.11
Weighted average number of common shares used in per share computations
Basic:	10,114,311	10,104,311	10,112,089	10,093,200
Diluted:	10,490,174	10,199,785	10,158,363	10,208,472

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$301,731	$1,155,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,603	189,071
Provision for bad debt expense	(6,817)	(3,479)
Provision for inventory losses	24,824	27,065
Stock based compensation expense	237,663	67,333
Changes in operating assets and liabilities:
Trade receivables	(362,445)	(447,978)
Inventories	(621,212)	237,106
Prepaid expenses	73,915	47,293
Income taxes payable	26,091	236,358
Accounts payable	316,200	130,893
Accrued compensation	241,645	194,698
Other current liabilities	8,723	(14,111)
Net cash provided by operating activities	476,921	1,819,543
Cash flows from investing activities:
Purchase of property and equipment	(101,724)	(215,985)
Purchase of other long-term assets	(233,935)	(64,504)
Other assets	75,001	(100,000)
Net cash used in investing activities	(260,658)	(380,489)
Cash flows from financing activities:
Dividends	(303,329)	(303,128)
Proceeds from exercise of stock options	11,000	63,000
Net cash used in financing activities	(292,329)	(240,128)
Net (decrease) increase in cash	(76,066)	1,198,926
Cash at beginning of period	3,421,679	2,306,258
Cash at end of period	$3,345,613	$3,505,184
Supplemental cash flow information
Cash paid for income taxes	$175,059	$531,262

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2014

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

Summary of Business

Sierra Monitor Corporation addresses the industrial and commercial facilities management market with Internet of Things (IoT) solutions that connect and protect high-value infrastructure assets.

The company’s FieldServer brand of protocol gateways is used by system integrators and OEMs to enable local and remote monitoring and control of assets and facilities.   With more than 100,000 products, supporting over 140 protocols such as BACnet, LonWorks, MODBUS, and XML, installed in commercial and industrial facilities, FieldServer is the industry’s leading multi-protocol gateway. The FieldServer multi-protocol gateway uses specialized embedded software on proprietary hardware platforms. Embedded software enables data transfer between various devices and sub-systems within a facility by bridging between different protocols and physical media, and additionally enables the devices and sub-systems in the facility to connect to the cloud over Internet Protocol (IP) networks.  Offering the embedded software on proprietary hardware platforms allows the Company to increase the value proposition while protecting its intellectual property. The FieldServer gateway is also available to OEMs as modules for installation in customer devices and controllers.

Sierra Monitor’s Sentry IT fire and gas detection solutions are used by industrial and commercial facilities managers to protect their personnel and assets. The solution consists of proprietary system hardware that runs embedded controller and gateway software, detector modules that sense the presence of various toxic and combustible gases and flames, connectivity between the modules and the controller, and a user interface and applications that a facility manager can interact with, either locally on site, or remotely over the Internet. The complex software embedded in the various products facilitates system-wide functions such as calibration, alarm detection, notification, and mitigation. With more than 100,000 detector modules sold, the Company’s fire and gas detection solutions are deployed in a various facilities such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages, and other sites where hazardous gases are used or produced.  The company’s solutions are also sold to telecommunication companies and their suppliers to manage environmental conditions in small structures such as local DSL distribution nodes and buildings at cell tower sites.

The Company was formed in 1978 and its common stock is quoted on the OTC Bulletin Board under the symbol “SRMC”.

Accounting Policies

a)	Revenue Recognition

A detailed discussion of our revenue recognition policies is contained in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under Critical Accounting Policies below. The discussion is incorporated herein by reference.

b)	Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2013 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 27, 2014, that are required to be adopted during the year ended December 31, 2014, did not have or are not expected to have a significant impact on the Company’s 2014 financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This accounting standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.

c)	Employee Stock-Based Compensation

We have previously reserved 551,521 shares of common stock for issuance under the 2006 Stock Plan. On October 24, 2013 the Board of Directors authorized an additional reserve of 2,000,000 shares of common stock for issuance under the 2006 Stock Plan. On September 30, 2014, a total of 1,007,320 shares were available for grant. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the nine-month periods ended September 30, 2014 and 2013, general and administrative expenses included stock based compensation expense of $237,663 and $67,333, respectively, decreasing the Company's income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. Stock based compensation expense in the period ended September 30, 2014 resulted in lower earnings of approximately $0.02 per share basic and diluted. There was no material impact on the Company’s basic and diluted net income per share as a result of recognizing employee stock-based compensation expense for the period ended September 30, 2013. The Company did not modify the terms of any previously granted stock options during the nine-month periods ended September 30, 2014 and 2013.

d)	Subsequent Events

Management has evaluated events subsequent to September 30, 2014 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories follows:

	September 30, 2014	December 31, 2013
Raw materials	$1,340,730	$1,147,729
Work-in-process	1,271,239	769,359
Material at vendor	430,071	561,020
Finished goods	406,551	349,271
Less: Allowance for obsolescence reserve	(111,368)	(86,544)
	$3,337,223	$2,740,835

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

At September 30, 2014 and 2013, outstanding options to acquire 1,524,000 and 162,000, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2014 and 2013, respectively:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Basic EPS – weighted-average number of common shares outstanding	10,114,311	10,104,311	10,112,089	10,093,200
Effect of dilutive potential common shares – stock options outstanding	375,863	95,474	46,274	115,272
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,490,174	10,199,785	10,158,363	10,208,472

Concentrations

One customer made up more than 10% of accounts receivable at September 30, 2014 and at December 31, 2013. No customer made up more than 10% of net sales for the nine-month period ended September 30, 2014 and one customer made up more than 10% of net sales for the nine-month period ended September 30, 2013. The single customer that accounted for more than 10% of accounts receivable at September 30, 2014 is Petrofac Emirates LLC and the receivable amount was not delinquent at that date.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $2,846,000 and $2,922,000 were in excess of such insured amounts at September 30, 2014 and December 31, 2013, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Instrumentation	$2,729,417	$2,727,715	$6,881,212	$7,416,805
FieldServers	2,633,669	2,204,917	7,335,507	6,660,517
	$5,363,086	$4,932,632	$14,216,719	$14,077,322

Line-of-Credit

In May 2014, the Company increased the line of credit with its commercial bank to a maximum amount of $2,000,000 under substantially the same terms as the previous provision. No borrowings have been made under the Company’s line of credit during the first nine months of fiscal year 2014 and there were no outstanding balances at September 30, 2014 and December 31, 2013. As of September 30, 2014, the Company was in compliance with the financial covenants to which it is subject under the line of credit.

Stock Option Grants

A total of 600,000 options and 1,200,000 options were granted during the three and nine-month periods ended September 30, 2014, respectively. No stock options were granted during the three and nine-month periods ended September 30, 2013.

Stock Option Exercise and Expiration

In the nine-month periods ended September 30, 2014 and 2013, a total of 10,000 and 100,000 shares of common stock, respectively, were issued as a result of stock option exercises. During the same periods, 23,000 and 42,000 options expired, respectively.

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

Results of Operations

For the three-month periods ended September 30, 2014, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $5,363,086 compared to $4,932,632 for the three-month period ended September 30, 2013. For the nine-month period ended September 30, 2014, net sales were $14,216,719 compared with $14,077,322 in the prior year nine-month period. The sales results for the three and nine-month periods ended September 30, 2014 represent an increase of 9% and an increase of 1%, respectively, compared to the same periods in 2013.

For the three-month period ended September 30, 2014, sales of our instrumentation products, including fire and gas detection, military sales and environment controllers were approximately $2,729,000 compared to approximately $2,728,000 in the three-month period ended September 30, 2013. For the nine-month period ended September 30, 2014, sales of our instrumentation products were approximately $6,881,000 compared to approximately $7,417,000 in the same period in 2013. There was no change in the sales levels in the third quarter of 2014 compared to 2013. The results for the year to date period represent a 7% year-over-year decrease. While industrial gas detection sales increased in both periods in 2014, lower military sales and lower environment controller sales contributed to the overall decrease in sales.

In the three-month period ended September 30, 2014, sales of FieldServer products were approximately $2,634,000 compared to approximately $2,205,000 in the same period in 2013. In the nine-month period ended September 30, 2014, sales of our FieldServer products were approximately $7,336,000, compared to approximately $6,661,000 in sales reported in the same period in 2013. These results represent a 19% year-over-year increase in the third quarter and a 10% year-over-year increase in the year-to-date period.

FieldServer sales include both box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for integration with building automation systems and are generally sold to building automation integrators. Strong increases in OEM sales offset lower sales of box products.

Gross profit for the three-month period ended September 30, 2014 was approximately $2,873,000, or 54% of net sales, compared to approximately $3,017,000, or 61% of net sales, in the same period in the previous year. Gross profit for the nine-month period ended September 30, 2014 was approximately $8,094,000, or 57% of net sales, compared to approximately $8,321,000, or 59% of net sales, in the same period in the previous year. Our gross margins are influenced primarily by discounts for large orders and by product mix. Generally sales to OEM accounts generate lower margins. In the quarter ended September 30, 2014 OEM sales represented a higher percentage of overall sales and we two international fire and gas detection projects were sold at discounts which negatively influenced our gross margin for the three month and nine month periods.

Expenses for research and development, which include new product development and engineering to sustain existing products, were approximately $599,000, or 11% of net sales, for the three-month period ended September 30, 2014 compared to approximately $548,000, or 11% of net sales, in the comparable period in 2013. In the nine-month periods ended September 30, 2014 and September 30, 2013, research and development expenses were approximately $1,739,000, or 12% of net sales, and approximately $1,627,000, or 12% of net sales, respectively. Increases in engineering expenses have been, in part, related to development and testing of a new toxic gas sensor module that enables us to compete for additional projects in the Middle East.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were approximately $1,176,000, or 22% of net sales for the three-month period ended September 30, 2014, compared to approximately $1,040,000, or 21% of net sales, in the comparable period in the prior year. For the nine-month periods ended September 30, 2014 and 2013, selling and marketing expenses were approximately $3,672,000, or 26% of net sales, and approximately $3,127,000, or 22% of net sales, respectively. The increases in selling costs in both the three month and year to date periods in 2014 compared to the same periods in 2013 are due, primarily, to salary and benefits expenses related to the addition of professional sales and marketing management at the beginning of 2014.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were approximately $815,000, or 15% of net sales, for the three-month period ended September 30, 2014 compared to approximately $560,000, or 11% of net sales, in the three-month period ended September 30, 2013. For the nine-month periods ended September 30, 2014 and September 2013, general and administrative expenses were approximately $2,181,000, or 15% of net sales, and approximately $1,651,000, or 12% of net sales, respectively. General and administrative expenses have increased 46% and 32% in the three and nine-month reporting periods ended September 30, 2014 compared to the same periods in 2013, primarily due to salary and stock option expenses related to the addition of new corporate management.

In the three-month period ended September 30, 2014, our income from operations was approximately $282,000 compared to income from operations of approximately $869,000 for the three-month period ended September 30, 2013. In the nine-month period ended September 30, 2014, our income from operations was approximately $503,000 compared to income from operations of $1,916,000 in the nine-month period ended September 30, 2013. The decrease in income in the third quarter of 2014 compared to the third quarter of 2013 is due to lower gross margins and higher selling and administration expenses.

After interest and provision for tax expense our net income for the three-month period ended September 30, 2014 was approximately $169,000 compared to net income of approximately $521,000 in the same period of 2013. For the nine-month period ended September 30, 2014, our net income was approximately $302,000 compared to a net income of approximately $1,155,000 in the same period of 2013.

Liquidity and Capital Resources

During the nine months ended September 30, 2014, net cash provided by operating activities was approximately $477,000 compared to approximately $1,820,000 for the same period in 2013. Working capital was approximately $8,004,000 at September 30, 2014, an increase of approximately $223,000 from December 31, 2013. At September 30, 2014, our balance sheet reflected approximately $3,346,000 of cash and approximately $2,313,000 of net trade receivables. At December 31, 2013, our total cash on hand was approximately $3,422,000 and our net trade receivables were approximately $1,944,000.

At September 30, 2014, we had no long term liabilities except for deferred income taxes.

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first nine months of fiscal year 2014 and there were no outstanding balances at September 30, 2014 and December 31, 2013. As of September 30, 2014, the Company was in compliance with the financial covenants of the line of credit.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Varun Nagaraj, our principal executive officer and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Nagaraj and Ms. Allen concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIERRA MONITOR CORPORATION
Registrant

Date: November 14, 2014	By:	/s/ Varun Nagaraj
Varun Nagaraj
President
Chief Executive Officer

Date: November 14, 2014	By:	/s/ Tamara S. Allen
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