Form 10-K
period 2014-12-31
SIERRA MONITOR CORP /CA/
filed 2015-03-30
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2014 was approximately $6,460,099 based upon the last reported sale price of $1.80 per share on the Over the Counter Bulletin Board, which occurred on June 30, 2014. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's common stock outstanding as of March 30, 2015 was 10,128,311.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 8, and information required under Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2015.

FORM 10-K

SIERRA MONITOR CORPORATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report. Forward-looking statements in this report include, among others, statements regarding the sufficiency of cash and accounts receivable, effect of inflation on our results of operations, critical accounting policies, our dividend policy and other matters discussed under Part I, Item 1A “Risk Factors,” below. Our future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting our industry, lack of growth in our end-markets, our ability to develop, manufacture, and sell both new and existing products at a profitable yet competitive price and other matters discussed under Part I, Item 1A “Risk Factors,” below. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART I

Item 1.	Business.

General

Sierra Monitor Corporation, a California corporation (the “Company”, “Sierra Monitor”, “we” or “us”), was founded in 1978. The Company addresses the industrial and commercial facilities management market with Industrial Internet of Things (IIoT) solutions that connect and protect high-value infrastructure assets.

Products and Applications

Our FieldServer brand of protocol gateways is used by system integrators and OEMs to enable local and remote monitoring and control of assets and facilities. With more than 100,000 installed gateways supporting over 140 protocols such as BACnet, LonWorks, MODBUS, and XML, in commercial and industrial facilities, FieldServer is the industry’s leading multi-protocol gateway. The FieldServer multi-protocol gateway uses specialized embedded software on proprietary hardware platforms. Embedded software enables data transfer between various devices and sub-systems within a facility by bridging between different protocols and physical media, and additionally enables the devices and sub-systems in the facility to connect to the cloud over Internet Protocol (IP) networks for remote monitoring, control, and analytics. Offering embedded software on proprietary hardware platforms allows us to increase the value proposition while protecting our intellectual property. The FieldServer gateway is also available to OEMs as a module for installation in customer devices and controllers under the ProtoCessor name. In 2014, combined revenue from sales of our FieldServer brand of products (including ProtoCessor products) was approximately 50% of our sales compared to approximately 47% in 2013.

Our Sentry IT fire and gas detection solutions are used by industrial and commercial facilities managers to protect their personnel and assets. The motivation for installing gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health Administration, state and local governing bodies, insurance companies and various industry rule-making bodies. The solution consists of proprietary system hardware that runs embedded controller and gateway software, detector modules that sense the presence of various toxic and combustible gases and flames, connectivity between the modules and the controller, and a user interface and applications that a facility manager can interact with, either locally on site, or remotely over the Internet. The complex software embedded in the various products facilitates system-wide functions such as calibration, alarm detection, notification, and mitigation. With more than 100,000 detector modules sold, our fire and gas detection solutions are deployed in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages, and other sites where hazardous gases are used or produced.  Revenue from gas detection products was approximately 47% of our sales in 2014, compared to 49% in 2013.

Our solutions are also sold to telecommunication companies and their suppliers to manage environmental and security conditions such as temperature, gas, and smoke in remote structures such as local DSL distribution nodes and buildings at cell tower sites. Revenue from all products sold to the telecommunications industry was approximately 3% of our sales in 2014, compared to 4% in 2013.

Research and Development

We maintain research and development programs to enhance existing products and to develop new products. Our research and development expenses, which include costs for sustaining engineering and technical support, were $2,301,026 or 12% of sales in 2014, compared to $2,156,322 or 12% of sales in 2013.

Sales and Distribution

We use a combination of in-region sales managers and a centralized inside sales and customer support team. Our in-region sales managers are located in western, central, and eastern regions of North America. Additionally, we have in-region sales managers in Europe, Middle East, and Asia. The inside sales and customer support team is based in Milpitas, California.

Our FieldServer products are sold to integrators and OEMs who then use the product as part of their system integration projects. We target integrators and OEMs worldwide through in-region sales managers supported by an inside sales presence at our headquarters in Milpitas, California.

Our Sentry products are sold to engineering and installation firms who utilize the products as part of larger fire and safety facility projects. Our in-region and headquarters-based sales teams work with a network of independent sales representatives to identify and fulfill such opportunities. There are currently 30 authorized representative companies in the United States and approximately 30 international sales partners. The majority of our representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products.

Our marketing activities include maintaining a comprehensive and optimized on-line presence, participating in relevant trade shows and events, issuing newsletters and other forms of communication, seeking press coverage, and developing tools to assist in the selling effort.

Our sales and marketing expenses for 2014 were $4,873,314 or 25% of revenue, compared to $4,094,819 or 22% of revenue in 2013.

We consider that we operate in one business segment. Substantially all of the revenues reported in Part II, Item 7 of this Annual Report on Form 10-K are attributable to sales to that single segment. See “Note 8: Segment Reporting” to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2014, we had a total of 79 full-time employees and consultants. At that date, 55 were located in Milpitas, California, and the rest were based out of regional offices.

Seasonality and Customer Concentration

The demand for monitoring devices and other products we manufacture is typically not seasonal. There were no customers to whom sales exceeded 10% of our net sales during 2014 or 2013. Factors affecting specific industries, such as telecommunications, building automation or petro-chemical processing, could affect our sales within any of those industries. Those factors may include, but are not limited to, a general economic downturn, labor problems, and rapid shifts in technology or introduction of competing products at lower prices.

Backlog

The commercial order backlog for our products at December 31, 2014 was approximately $3,403,000, compared to approximately $2,826,000 at December 31, 2013. The backlog includes orders for which we have not yet received engineering release from the customer. Since we generally ship many of our products within the same quarter that we receive a purchase order and engineering release from the customer, we believe that our backlog at any particular time is generally not indicative of the level of future sales.

Competition

The facility management market is highly competitive and generally price sensitive. The solutions that address this market compete on reliability, ease of use, product support, price, and increasingly, the ability to enable the IIoT vision.

Our FieldServer brand of protocol gateway products compete with products or alternate methods and technologies offered by, among others, Honeywell Tridium, Contemporary Controls, HMS, Control Solutions Inc., Loytec Electronics, and in some cases protocol gateway functionality developed in-house by device or system OEMs.

Our Sentry IT gas detection products compete with systems offered by Draeger Safety Inc., Mine Safety Appliance Company, Honeywell Life Safety, TYCO and the Detector Electronics division of UTC. Most of these competitors in the fire and gas detection area offer broad product lines including items that do not compete with our products, and have greater financial, marketing and manufacturing resources than we do.

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

Major Customers

Sales to one customer based in the Middle East represented 29% of the Company’s accounts receivable as of December 31, 2014 while sales to another customer based in the Middle East represented 14% of the Company’s accounts receivable as of December 31, 2013. No customers exceeded 10% of the Company’s sales during the year ended December 31, 2014 or 2013.

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

Economic Conditions: Continuing uncertainty about the global financial recovery increases the challenges and the financial risks facing us. These risks include potential postponement of spending by commercial, industrial and municipal customers, product delays from increasing lead times from suppliers; and inability of customers, including commercial contractors, to obtain credit to finance projects requiring our products. Additionally, the low oil prices could negatively impact construction of new oil and gas extraction, processing, and delivery facilities, resulting in lower capital spending on fire and gas solutions, or in lower margins as suppliers seek to reduce total solution costs. These risks could have a material negative effect on the demand for our products and services.

Competitive Industry: The industry in which we compete is highly competitive and we expect such competition to continue in the future. Many of our competitors are larger than us and have substantially greater financial, technical, marketing and manufacturing resources. While the IIoT represents an opportunity for innovation and differentiation, it also implies a greater rate of change and the possibility of new competitors. Even though we have invested in new products, there can be no assurance that we can continue to introduce new products on a timely basis or that certain of our products will not be rendered non-competitive or obsolete by our competitors or by the emergence of alternative approaches.

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

Our principal executive, administrative, manufacturing and engineering operations are located in two buildings totaling approximately 28,000 square feet in Milpitas, California under a lease scheduled to expire on April 30, 2018.

Management considers that our current facilities are in good operating condition, are adequate for the present level of operations, and are adequately covered by insurance and that additional office and factory space is available in the immediate vicinity, if required.

Item 3.	Legal Proceedings.

We may be involved from time to time in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal course of business operations. We are currently not involved in any such litigation or any pending legal proceedings that management believes could have a material adverse effect on our financial position or results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. Our common stock is quoted on the OTC Bulletin Board under the symbol "SRMC." There is not an active market for our common stock and there is only infrequent trading in limited volume. The high and low closing sales price, as reported by the OTC Bulletin Board system, of our common stock during each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices	High	Low
Quarter ended December 31, 2014	$1.73	$1.43
Quarter ended September 30, 2014	$1.76	$1.30
Quarter ended June 30, 2014	$1.85	$1.62
Quarter ended March 31, 2014	$2.00	$1.61

Quarter ended December 31, 2013	$2.15	$1.60
Quarter ended September 30, 2013	$1.60	$1.40
Quarter ended June 30, 2013	$1.58	$1.00
Quarter ended March 31, 2013	$1.90	$1.30

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Holders. As of March 27, 2015, there were approximately 136 stockholders of record of our common stock and the closing price of our common stock was $1.50. This figure does not include beneficial holders or common stock held in street names, as we cannot accurately estimate the number of these beneficial holders.

(c) Dividends. We adopted a dividend policy authorizing a quarterly cash dividend of $0.01 per share of common stock. The last quarterly dividend was paid on February 17, 2015 to shareholders of record as of the close of business on February 3, 2015. This dividend represented a quarterly payout of $101,283 in aggregate, based on 10,128,311 shares outstanding. The cash dividend policy and payment of any future quarterly cash dividends will be at the discretion of the Board and will be dependent upon Sierra Monitor’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board.

Penny Stock

Unless and until our shares of common stock qualify for inclusion in the NASDAQ system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the price of our common stock. Our common stock is subject to provisions of Section 15(h) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(h) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be penny stock, trading in such shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse and certain entities with assets in excess of pre-determined amounts. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Stock Option Plan

On December 31, 2014, a total of 1,007,320 shares were available for grant. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Fiscal 2014 vs. Fiscal 2013

For the fiscal year ended December 31, 2014, our net sales were $19,330,444, compared to net sales of $18,345,179 in the prior fiscal year ended December 31, 2013. Net sales increased approximately 5% in 2014 compared to the prior year. Our income from operations before interest income and income taxes was $764,974 in 2014, compared to operating income before interest income and income taxes of $2,218,399 in 2013. Net income in 2014 was $311,101, or $0.03 per share, compared to net income of $1,352,589, or $0.13 per share, in 2013.

Sales of our FieldServer communications bridge products increased approximately 10% in 2014 compared to 2013. FieldServer products are generally sold to integrators, generally related to building automation for energy efficiency, and to Original Equipment Manufacturers (OEM’s) for a broad range of products from lighting controls to roof-top air conditioners, window and drape controls and others.

Our sales of Sentry gas detection products, including sales to the military, increased by 3% in 2014 compared to 2013. Sentry products are generally sold to engineering and installation firms who utilize the products as part of larger fire and safety projects in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages, and other sites where hazardous gases are used or produced.

We also sell environment control products for high-value remote telecommunications buildings including cell towers and underground vaults. Due to the low level of demand for new remote buildings our sales of environment control products for telecommunications buildings decreased by approximately 25% in 2014.

Gross profit as a percent of sales was approximately 57% in 2014 and 58% in 2013. Our gross margins vary by product mix and channel of distribution. In particular, domestic sales generate higher margins but also higher selling expenses, while international shipments are sold at a discount and have lower selling expenses. We did not experience any significant increases in costs for materials including electronic components, fabricated materials and contract assembly in 2014 compared to 2013.

Research and development expenses, which include new product development and support for existing products, were $2,301,026, or 12% of net sales, in the fiscal year ended December 31, 2014, compared to $2,156,322, or 12% of net sales, in the fiscal year ended December 31, 2013. We maintained our historical level of spending for engineering projects in an effort to continue to produce new products and product enhancements. In 2014, we introduced new FieldServer products such as the BACnet Testing Laboratories (BTL) certified BACnet router, added support for new standard protocols such as KNX to expand our addressable markets, and also implemented OEM-specific protocols to facilitate the design-in of our ProtoCessor products by the OEMs. We also introduced new gas detection modules based on semiconductor technology appropriate for deployment in extreme climates as found in the Middle East, and also introduced sensors for new gas types. We continued to enhance the ease of use of our web-based user interfaces to benefit the FieldServer and the Sentry product lines.

Selling and marketing expenses were $4,873,314, or 25% of net sales, in 2014, compared to $4,094,819, or 22% of net sales, in the prior year. Increases in sales coverage, salaries, benefits, and commission expenses contributed to the increase in selling and marketing expenses in 2014 relative to 2013.

General and administrative expenses, which include salaries and benefits, professional fees, and product and general liability insurance, were $3,007,588, or 16% of net sales, in 2014, compared to $2,246,301, or 12% of net sales, in 2013. Higher compensation, consultant fees, and IT support services were the primary factors contributing to higher general and administrative expenses.

Our financial results reflect a revenue increase of $231,061 but a decrease in income from operations of $1,453,425 over the prior year. All of our current deferred income tax benefits have been utilized. We are currently accruing income taxes at the maximum corporate rate.

Liquidity and Capital Resources

Our working capital at December 31, 2014 was $8,153,909, compared to working capital of $7,780,766 at December 31, 2013. We undertook no significant equity or long-term debt transactions in 2014.

Inventories on hand at December 31, 2014 were $2,896,614, an increase of $155,779 compared to the end of the prior year. Current inventory levels are consistent with our historical experience.

Our net trade receivables at December 31, 2014 were $2,571,994 compared to $1,943,643 at December 31, 2013. Trade receivables, measured by days of sales outstanding, increased to 54 days at December 31, 2014 compared to 36 days at December 31, 2013.

At December 31, 2014, our balance sheet reflected $3,339,952 of cash on hand compared to $3,421,679 at December 31, 2013. The decrease in cash is due primarily to the increase in trade receivables. Income taxes paid totaled $373,059 during 2014 compared with $806,262 during 2013.

We maintain a $2,000,000 line of credit with our commercial bank, secured by certain assets of ours. The line of credit requires annual renewal and compliance with certain restrictive covenants, including the requirement to maintain a quick ratio of 1.3:1.0 and a profitability test. At December 31, 2014, we were in compliance with the financial covenants, and there were no borrowings on the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least January 1, 2016. There are no current plans for significant capital equipment expenditures.

Inflation

We believe that inflation will not have a direct material effect on our results of operations.

The economic factors that could adversely impact our business in 2015 include, but are not limited to, currency fluctuations as we buy materials and sell products internationally and also fluctuations in materials prices. We consider it necessary to maintain an elevated inventory level of critical components to mitigate potential supply disruptions.

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

At December 31, 2014 and 2013, we determined that, based on the profitable results and full utilization of the available deferred tax benefits, no valuation allowance against the remaining deferred tax asset is required.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of Varun Nagaraj, our principal executive officer and Tamara Allen, our principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework. No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers such as the Company.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2014 that were not disclosed.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2014, based upon information furnished by such persons:

			Director or
Name	Principal Occupation or Employment	Age	Officer Since

Gordon R. Arnold	Director of the Company;	69	1984
	Executive Chairman and Secretary

Varun Nagaraj	Director of the Company; President
	Chief Executive Officer	49	2014

Tamara S. Allen	Chief Financial Officer	48	2014

Anders Axelsson	Vice President of Sales and Marketing	55	2014

Michael C. Farr	Vice President of Operations	57	1986

C. Richard Kramlich	Director of the Company	79	1980

Jay T. Last	Director of the Company	85	1977

Robert C. Marshall	Director of the Company	83	1998

All officers of the Company serve at the discretion of the Board of Directors.

Gordon R. Arnold joined Sierra Monitor Corporation, a California corporation (“Old Sierra”), in December 1979 as Operations Manager and Vice President.  He became President in 1984 and Chief Executive Officer in 1985.  In September 1989, Old Sierra merged into UMF Systems, Inc., a California corporation (“UMF”), and UMF changed its name to “Sierra Monitor Corporation.”  Mr. Arnold served as the Company’s President, Chief Executive Officer and Chief Financial Officer and as the Company’s Secretary until July 2014.  Mr. Arnold has served as a Director and Chairman of the Board since 1984 and he became Executive Chairman in July 2014.  He is a past President of the Measurement Control and Automation Association. Mr. Arnold’s specific qualifications and experience to serve as a member of our Board of Directors include his business management education, his more than forty years of direct industry experience and over thirty-five years of full-time employment as an executive of the Company.

Varun Nagaraj joined Sierra Monitor Corporation as President and Chief Executive Officer in July 2014, from Echelon Corporation (ELON) where he was senior vice president and general manager of the Industrial Internet of Things (IIoT) division. Previously, Mr. Nagaraj served as president and chief executive officer of NetContinuum, a leading provider of web application firewalls, acquired by Barracuda Networks (CUDA) in 2007. Mr. Nagaraj served as vice president of product development and marketing for Extreme Networks (EXTR); and as executive vice president of marketing and customer delivery for Ellacoya Networks. Mr. Nagaraj worked for PRTM, a leading management consulting firm focused on product and operations strategy, from 1995 to 2001 in various positions including associate, manager, principal and partner. He started his career in 1988 at Hewlett Packard as an engineer. Mr. Nagaraj received his Electrical Engineering degree from the Indian Institute of Technology, Bombay; a Master of Science degree from North Carolina State University; and his Master of Business Administration degree from Boston University. Mr. Nagaraj’s specific qualifications and experience to serve as an officer and a member of our Board of Directors include his technical and business management education and his more than 25 years of experience with technology-based companies including experience as officer and board member.

Tamara S. Allen has served as the company’s CFO since April 2014, having been Controller since March 2005. Ms. Allen joined Sierra Monitor Corporation in January 1996. She holds a BS in Business Administration from University of Wisconsin with an emphasis in Financial Management. Prior to joining Sierra Monitor, Ms. Allen held various finance and accounting positions at Philips Semiconductors and served on the Board of Directors for Horizon West Federal Credit Union. Ms. Allen’s experience and expertise in GAAP practice, financial SEC reporting, Sarbanes-Oxley, COSO, and board level financial reporting and analysis qualify her to serve as an officer of the Company.

Anders Axelsson joined Sierra Monitor Corporation as Vice President, Sales and Marketing in January 2014 from Echelon Corporation where he served from 2003 as senior vice president of worldwide sales, marketing and business development for the company's control networking business, including its LonWorks portfolio. During his Echelon tenure Mr. Axelsson also served on LonMark International’s Board of Directors. Previously, he served as chief executive officer of PowerFile, Inc. and president and general manager of the Snap Division of Quantum Corporation. Mr. Axelsson worked for Honeywell/Measurex from 1992-1999 in various senior management positions including vice president, engineering, marketing and business development; and president and managing director for EMEA sales and services. He also served in various management positions with the global engineering firm ABB where he started his career in Sweden as a software engineer. Mr. Axelsson holds a BSEE from Jonkoping, Sweden and is a graduate of the Executive Program at the University of Michigan. Mr. Axelsson’s education, extensive industry and management experience, and officer level roles in previous employer companies qualify him to serve as an officer of the Company.

Michael C. Farr has served as Vice President of Operations at Sierra Monitor Corporation since 1986, having joined the company in 1983 as Operations Manager. He holds a BA in Mathematics from the University of California, Los Angeles. Prior to joining Sierra Monitor, Mr. Farr held operations management positions in Signetics Semiconductor Co. and Advanced Micro Devices. He is APICS Certified in Production and Inventory Management (CPIM). His strong production control and operations management background resulted in the company’s attainment of ISO-9001 registration for the company's quality system, and has supported the company’s growth through multiple transitions of the company’s supply chain process, partners, and systems. Mr. Farr’s extensive operations management experience and knowledge of company products, services and processes qualifies him to serve as an officer of the Company.

C. Richard Kramlich has been a Director of the Company since 1980. Mr. Kramlich, who has more than thirty five years of venture capital experience, is a co-founder of New Enterprise Associates, a venture capital firm. Mr. Kramlich is presently a director of Zhone Technologies (ZHNE). He received a Master’s in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University. Mr. Kramlich’s specific qualifications and experience to serve as a member of our Board of Directors include over thirty years as managing general partner of a highly successful venture capital company, his membership on numerous boards of private and public companies, and over thirty years of participation on the board of Sierra Monitor Corporation.

Jay T. Last has been a Director of the Company since 1977. Mr. Last, who was one of the founders of Fairchild Semiconductor, is a retired technologist and business investor. Mr. Last received a Ph.D. in Physics from Massachusetts Institute of Technology. Mr. Last’s specific qualifications and experience to serve as a member of our Board of Directors include his participation in the founding of Fairchild Semiconductor, his involvement in the management and rapid expansion of a major public industrial conglomerate, and over thirty years participation on the board of Sierra Monitor Corporation.

Robert C. Marshall has been a Director of the Company since 1998. Since 1997, Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm. Mr. Marshall received a Bachelor’s degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University. Mr. Marshall’s specific qualifications and experience to serve as a member of our Board of Directors include his participation in the founding of the first redundant computer manufacturing company, his founding of a highly successful venture capital company, his involvement in the management and turn-around of various electronic companies and his seventeen-year participation on the board of Sierra Monitor Corporation.

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

With respect to the other information required by this Item 10, the sections entitled “Election of Directors Nominees”, “Information About Our Board of Directors – Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2015 are incorporated by reference herein.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2015 under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

i. All compensation plans previously approved by security holders; and

ii. All compensation plans not previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,776,500	$1.78	1,007,320
Equity compensation plans not approved by security holders	-	-	-
Total	1,776,500	$1.78	1,007,320

The other information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2015 under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2015 under the section entitled “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2015 under the section entitled “Principal Accountant Fees and Services”.

Item 15.	Exhibits and Financial Statement Schedule.

Financial Statements.

See Item 8 of this Annual Report on Form 10-K.

Schedules.

Not applicable.

Index to Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation of the Registrant.

3.2	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock Certificate of the Registrant.

10.1(3)	1996 Stock Plan of Registrant.

10.2(4)	2006 Stock Plan of Registrant.

10.3(5)	Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.

10.4(6)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.

10.5(7)	Employment Offer Letter by and between Sierra Monitor and Anders B. Axelsson, dated December 18, 2013

10.6(8)	Employment Offer Letter by and between Sierra Monitor and Varun Nagaraj, dated May 15, 2014.

10.7(8)	Transition Agreement by and between Sierra Monitor and Gordon R. Arnold, dated July 7, 2014.

10.8(9)	Form of Indemnification Agreement by and between Sierra Monitor and its directors and certain of its executive officers.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.

(5)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2014.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION

(Registrant)

By:	/s/ Varun Nagaraj
Varun Nagaraj
Chief Executive Officer
Dated: March 30, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 30, 2015	Chief Executive Officer	By	/s/ Varun Nagaraj
Varun Nagaraj

March 30, 2015	Chief Financial Officer	By	/s/ Tamara S. Allen
Tamara S. Allen

March 30, 2015	Director	By	/s/ Gordon R. Arnold
Gordon R. Arnold

March 30, 2015	Director	By	/s/ C. Richard Kramlich
C. Richard Kramlich

March 30, 2015	Director	By	/s/ Jay T. Last
Jay T. Last

March 30, 2015	Director	By	/s/ Robert C. Marshall
Robert C. Marshall

SIERRA MONITOR CORPORATION

Financial Statements

SIERRA MONITOR CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Sierra Monitor Corporation

We have audited the accompanying balance sheets of Sierra Monitor Corporation (the “Company”) as of December 31, 2014 and 2013, and the related statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 30, 2015

SIERRA MONITOR CORPORATION

Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Current assets:
Cash	$3,339,952	$3,421,679
Trade receivables, less allowance for doubtful accounts of approximately $72,000 in 2014 and $79,000 in 2013, respectively	2,571,994	1,943,643
Inventories, net	2,896,614	2,740,835
Prepaid expenses	317,269	311,144
Income tax deposit	180,306	106,859
Deferred tax assets	207,231	307,938
Total current assets	9,513,366	8,832,098

Property and equipment, net	277,088	390,755
Other assets	342,546	273,699

Total assets	$10,133,000	$9,496,552

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$814,090	$689,014
Accrued compensation expenses	471,014	290,589
Other current liabilities	74,353	71,729
Total current liabilities	1,359,457	1,051,332

Deferred tax liability	138,125	84,438
Total liabilities	1,497,582	1,135,770

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,128,311 and 10,104,311 shares issued and outstanding at December 31, 2014 and 2013, respectively	10,128	10,104
Additional paid-in capital	3,399,179	3,031,056
Retained earnings	5,226,111	5,319,622
Total shareholders’ equity	8,635,418	8,360,782

Total liabilities and shareholders’ equity	$10,133,000	$9,496,552

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Income

For the Years Ended December 31, 2014 and 2013

	2014	2013

Net sales	$19,330,444	$18,345,179

Cost of goods sold	8,383,542	7,629,338

Gross profit	10,946,902	10,715,841

Operating expenses:

Research and development	2,301,026	2,156,322

Selling and marketing	4,873,314	4,094,819

General and administrative	3,007,588	2,246,301

	10,181,928	8,497,442

Income from operations	764,974	2,218,399

Interest income	134	3,224

Income before income tax expense	765,108	2,221,623

Income tax expense	454,007	869,034

Net income	$311,101	$1,352,589

Net income attributable to common shareholders per common share:

Basic	$0.03	$0.13

Diluted	$0.03	$0.13

Weighted-average number of shares used in per share computations:

Basic	10,106,811	10,095,978

Diluted	10,189,887	10,152,270

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2014 and 2013

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2013	10,004,311	$10,004	$2,871,898	$4,371,205	$7,253,107
Stock options exercised	100,000	100	62,900	–	63,000
Stock option compensation	–	–	96,258	–	96,258
Dividend paid	–	–	–	(404,172)	(404,172)
Net income	–	–	–	1,352,589	1,352,589
Balance as of December 31, 2013	10,104,311	10,104	3,031,056	5,319,622	8,360,782
Stock options exercised	24,000	24	13,376	–	13,400
Stock option compensation	–	–	354,747	–	354,747
Dividend paid	–	–	–	(404,612)	(404,612)
Net income	–	–	–	311,101	311,101
Balance as of December 31, 2014	10,128,311	$10,128	$3,399,179	$5,226,111	$8,635,418

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net income	$311,101	$1,352,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	238,108	205,537
Amortization	103,113	51,008
Deferred income taxes	154,394	52,811
Bad debt expense	(6,817)	(3,479)
Provision for inventory losses	54,863	(24,852)
Stock-based compensation expense	354,747	96,258
Loss on disposal of fixed asset	1,248	6,730
Changes in operating assets and liabilities:
Trade receivables	(621,534)	(26,979)
Inventories	(210,642)	278,821
Prepaid expenses	(6,125)	(30,781)
Income tax deposit	(73,447)	13,937
Other assets	100,931	(100,000)
Accounts payable	125,076	(24,959)
Accrued compensation expenses	180,425	31,043
Other current liabilities	2,624	(18,260)
Net cash provided by operating activities	708,065	1,859,424

Cash flows from investing activities:
Purchases of property and equipment	(125,689)	(313,517)
Purchases of other assets	(272,891)	(89,314)
Net cash used in investing activities	(398,580)	(402,831)

Cash flows from financing activities:
Payment of dividend	(404,612)	(404,172)
Proceeds from exercise of stock options	13,400	63,000
Net cash used in financing activities	(391,212)	(341,172)

Net (decrease) increase in cash and cash equivalents	(81,727)	1,115,421

Cash – beginning of year	3,421,679	2,306,258
Cash – end of year	$3,339,952	$3,421,679

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$373,059	$806,262

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2014 and 2013

Note 1 - Summary of the Company and Significant Accounting Policies

The Company

Sierra Monitor Corporation (the “Company”) was incorporated in 1978. The Company addresses the industrial and commercial facilities management market with Industrial Internet of Things (IIoT) solutions that connect and protect high-value infrastructure assets. The Company’s primary product lines include the FieldServer protocols gateways and the Sentry IT fire and gas detection systems. The Company’s headquarters are located in Milpitas, California. The Company’s stock is quoted on the OTC Bulletin Board under the symbol “SRMC.”

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

Concentrations

We currently maintain substantially all of our day to day operating cash with a major financial institution. At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $2,840,000 and $2,922,000 were in excess of such insured amounts at December 31, 2014 and 2013, respectively.

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

One customer accounted for more than 10% of accounts receivable at December 31, 2014 and another customer accounted for more than 10% of accounts receivable at December 31, 2013. No customer accounted for more than 10% of sales for each of the years ended December 31, 2014 and 2013.

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

The net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement, change and certain regulations. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than amounts shown in the accompanying balance sheets. Management analyzes the inventory for slow-moving and obsolete parts and maintains an obsolescence reserve sufficient to cover them (see Note 2).

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

Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. ASC 360-10 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2014 and 2013, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets. Also, no long-lived assets are held for sale. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above). The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer. The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting because the Company does not believe that they have value on a stand-alone basis. The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware. Additionally, the software included in each sale is deemed to not require significant production, modification or customization and therefore the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

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

Deferred Revenue

When advance payments are received from customers, they are recorded as deferred revenue until the product is shipped.  At December 31, 2014 and 2013, the Company had received approximately $0 and $20,000, respectively, of such advance payments which are included in other current liabilities in the accompanying balance sheet.

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

For the years ended December 31, 2014 and 2013, the Company's statements of income reflected an increase in salaries and benefits expense of $354,747 and $96,258, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share.

Compensation expense associated with stock options is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. At December 31, 2014, there was $1,335,422 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over the next 3.7 years.

Warranty

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company's ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2014 and 2013, warranty reserve approximated $63,000, which is included in other current liabilities in the accompanying balance sheets.

Advertising

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of income. Advertising expenses were approximately $196,000 for the year ended December 31, 2014 and approximately $234,000 for the year ended December 31, 2013.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying statements of income in accordance with ASC 605-45, Revenue Recognition.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when management estimates that future taxable income will not fully utilize deferred tax assets. No valuation allowance was deemed necessary as of December 31, 2014 and 2013.

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

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the years ended December 31, 2014 and 2013, respectively:

	2014	2013

Basic earnings per share – weighted-average number of shares of common stock outstanding	10,106,811	10,095,978

Effect of dilutive stock options	83,076	56,292

Diluted earnings per share – dilutive potential common shares	10,189,887	10,152,270

For purposes of calculating diluted earnings per share, there were no adjustments to net income.

For the years ended December 31, 2014 and December 31, 2013, options to acquire 1,464,000 and 12,000 shares of common stock, respectively, were not considered dilutive potential shares of common stock as their exercise prices were greater than the average market price of the Company’s common stock during the years then ended.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended December 31, 2014 and 2013, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

Subsequent Events

Management has evaluated events subsequent to December 31, 2014 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Note 2 – Inventories

A summary of inventories as of December 31 is as follows:

	2014	2013
Raw materials	$1,370,867	$1,147,729
Work in process	1,245,849	1,330,379
Finished goods	421,306	349,271
	3,038,022	2,827,379
Obsolescence reserve	(141,408)	(86,544)

	$2,896,614	$2,740,835

Note 3 - Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2014	2013
Machinery and equipment	$781,161	$777,328
Furniture, fixtures, and leasehold improvements	1,208,589	1,231,928

	1,989,750	2,009,256
Less accumulated depreciation and amortization	(1,712,662)	(1,618,501)

	$277,088	$390,755

Note 4 - Employee Stock Compensation Plan

During 2006, the shareholders adopted the 2006 Stock Plan. Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

As of December 31, 2014, there were 1,007,320 shares still available for grant under the Company’s 2006 Stock Plan. A summary of stock option transactions for the two years ended December 31, 2014 is as follows:

		Range of	Average
	Options	prices	exercise price
Balance as of January 1, 2013	656,500	0.23 – 2.65	1.35
Granted	115,500	1.69	1.69
Exercised	(100,000)	0.63	0.63
Forfeited or expired	(42,500)	0.23 – 2.65	1.37
Balance as of December 31, 2013	629,500	0.60 – 2.65	1.56
Granted	1,200,000	1.76 - 2.15	1.87
Exercised	(24,000)	0.60 - 1.10	0.77
Forfeited or expired	(29,000)	1.50 - 1.75	1.63
Balance as of December 31, 2014	1,776,500	0.60 – 2.65	1.78

Options outstanding that have vested and are expected to vest as of December 31, 2014 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	463,323	$1.58	5.7
Expected to vest	1,313,177	1.85	9.3
Total	1,776,500	1.78	8.2

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of ASC 718 which are estimated when compensation costs are recognized.

The following table summarizes information about the Company’s stock options outstanding under the 1996 and 2006 Stock Plans as of December 31, 2014:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
Exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$ 0.60 – 1.10	23,500	1.2	$1.10	23,500	$1.10
$ 1.30 - 2.65	1,753,000	8.2	$1.79	439,823	$1.60

	1,776,500	8.2	$1.78	463,323	$1.58

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2014 and 2013 approximated $0.69 and $0.68 per share respectively. The weighted average grant date fair values of options granted during the years ended December 31, 2014 and 2013 were $1.18 and $1.41 per share, respectively. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2014	2013
Expected life	8 years	8 years
Estimated volatility	90%	123%
Risk-free interest rate	1.65%	1.30%
Dividends	$0.04	$0.04

The expected life assumption is based on the average historical life of outstanding options; the expected volatility is based on the historical volatility. The expected life of options granted is based on changes in the vesting terms and the contractual life of current option grants compared to the Company’s historical grants; and the risk-free interest rate is based on the rate for U.S. Treasury bonds with similar terms as the options.

The total intrinsic value of options exercised during 2014 and 2013 was $23,000 and 63,000, respectively.

Note 5 - Commitments and Contingencies

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through 2018. Certain leases require the payment of property taxes, utilities and insurance, and provide options to extend the lease term.

Our principal executive, administrative, manufacturing and engineering operations are located in a 15,800 square foot leased facility in Milpitas, California under a lease scheduled to expire on April 30, 2018. An additional 12,600 square feet are leased for warehouse, office and expansion space in an adjacent building.

As of December 31, 2014, future minimum lease payments are as follows:

Year ending
December 31,

2015	222,156
2016	256,844
2017	279,676
2018	94,140
$852,816

Rent expense was approximately $364,000 in 2014 and 2013, which is apportioned to the various departments in the accompanying statements of income.

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

Note 6 – Line-of-Credit

As of December 31, 2014, the Company has a $2,000,000 line of credit, secured by certain assets of the Company, that bears interest at the bank's prime rate (3.25% at December 31, 2014) plus 0.5%. The line of credit requires annual renewal and compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and a quarterly profitability test. At December 31, 2014 and 2013, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

Note 7 - Income Taxes

The components of income tax expense consist of the following for the years ended December 31:

	2014	2013

Current:
Federal	$237,748	$628,635
State	61,865	187,585

Total current	299,613	816,220

Deferred:
Federal	135,279	44,300
State	19,115	8,514

Total deferred	154,394	52,814

Total Income Tax	$454,007	$869,034

At December 31, 2014 and 2013, the Company has no federal or state net operating loss carry-forwards.

The tax effects of temporary differences that gave rise to significant portions of net deferred tax assets at December 31, 2014 and 2013 are as follows:

	2013	2013
Accruals and reserves	$182,950	$246,670
State taxes	24,281	61,268
Property, plant and equipment	(138,125)	(84,438)
Total Deferred Tax Assets	$69,106	223,500

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

The Company accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Company and, therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2014 and 2013.

The Company is no longer subject to U.S. federal income tax examination for years before 2010 and state and local tax examinations before 2009. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry-forward amount.

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2014	2013

Computed tax expense	$260,137	$755,352
Nondeductible items and other	137,168	(21,196)
Current and deferred state taxes, net of federal benefit	56,702	134,878
Credits utilized	—	—

Total Income Tax Expense	$454,007	$869,034

Note 8 - Segment Reporting

The Company’s chief operating decision-maker is the Company’s CEO. The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. The entity-level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: Industrial Internet of Things (IIoT) solutions.

In addition, the CEO reviews the following information on revenues by product category.

	2014	2013

Gas detection devices	$9,178,681	$8,921,789
Environmental controllers	557,904	740,295
FieldServers	9,593,859	8,683,095

	$19,330,444	$18,345,179

The Company sells its products to companies located primarily in the United States. For the years ended December 31, 2014 and 2013, sales to international customers were 28% and 24%, respectively.

Exhibit Index.

Exhibit Number	Description

3.1(1)	Articles of Incorporation of the Registrant.

3.2	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock Certificate of the Registrant.

10.1(3)	1996 Stock Plan of Registrant.

10.2(4)	2006 Stock Plan of Registrant.

10.3(5)	Standard Industrial Lease dated April 4, 2003, by and between Geomax and the Registrant.

10.4(6)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.

10.5(7)	Employment Offer Letter by and between Sierra Monitor and Anders B. Axelsson, dated December 18, 2013

10.6(8)	Employment Offer Letter by and between Sierra Monitor and Varun Nagaraj, dated May 15, 2014.

10.7(8)	Transition Agreement by and between Sierra Monitor and Gordon R. Arnold, dated July 7, 2014.

10.8(9)	Form of Indemnification Agreement by and between Sierra Monitor and its directors and certain of its executive officers.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.

(5)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2014.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014.