Form 10-Q
period 2015-03-31
SIERRA MONITOR CORP /CA/
filed 2015-05-14
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

or

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

Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of May 13, 2015, was 10,128,311.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

Assets	March 31, 2015 (unaudited)	December 31, 2014
Current assets:
Cash	$4,049,696	$3,339,952
Trade receivables, less allowance for doubtful accounts
of approximately $79,000 and $72,000 at March 31, 2015 and December 31, 2014 respectively	2,449,038	2,571,994
Inventories, net	2,693,392	2,896,614
Prepaid expenses	278,358	317,269
Income tax deposit	180,306	180,306
Deferred income taxes - current	207,231	207,231
Total current assets	9,858,021	9,513,366

Property and equipment, net	334,964	277,088
Other assets	429,537	342,546
Total assets	$10,622,522	$10,133,000
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$903,432	$814,090
Accrued compensation expenses	455,853	471,014
Income taxes payable	200,295	-
Other current liabilities	82,605	74,353
Total current liabilities	1,642,185	1,359,457

Deferred tax liability	138,125	138,125
Total liabilities	1,780,310	1,497,582

Commitments and contingencies Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,128,311 shares issued and outstanding, at March 31, 2015 and December 31, 2014.	10,128	10,128
Additional paid-in capital	3,493,761	3,399,179
Retained earnings	5,338,323	5,226,111
Total shareholders' equity	8,842,212	8,635,418
Total liabilities and shareholders’ equity	$10,622,522	$10,133,000

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Net sales	$4,927,787	$4,101,258
Cost of goods sold	1,981,927	1,627,104
Gross profit	2,945,860	2,474,154
Operating expenses
Research and development	566,081	559,604
Selling and marketing	1,184,678	1,244,566
General and administrative	776,254	658,855
	2,527,013	2,463,025
Income from operations	418,847	11,129
Interest income	32	38
Income before income taxes	418,879	11,167
Income tax provision	205,384	4,466
Net income	$213,495	$6,701
Net income available to common shareholders per common share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00
Weighted average number of common shares used in per share computations:
Basic	10,128,311	10,107,644
Diluted	10,143,097	10,198,450

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$213,495	$6,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,584	76,749
Provision for doubtful accounts	6,308	(3,607)
Provision for inventory losses	11,165	1,527
Stock-based compensation expense	94,582	67,510
Change in operating assets and liabilities:
Trade receivables	116,648	194,068
Inventories	192,057	(91,150)
Prepaid expenses	38,911	(120,785)
Income tax deposit	-	(9,800)
Accounts payable	89,342	93,253
Accrued compensation expenses	(15,161)	84,443
Income taxes payable	200,295	3,250
Other current liabilities	8,252	10,766
Net cash provided by operating activities	1,064,478	312,925
Cash flows from investing activities:
Purchases of property and equipment	(123,732)	(39,580)
Other long term assets	(96,247)	(36,823)
Other assets	(33,472)	-
Net cash used in investing activities	(253,451)	(76,403)
Cash flows from financing activities:
Dividend payout	(101,283)	(101,043)
Proceeds from exercise of stock options	-	11,000
Net cash used in financing activities	$(101,283)	$(90,043)
Net increase in cash and cash equivalents:	709,744	146,479
Cash and cash equivalents at beginning of period:	$3,339,952	$3,421,679
Cash and cash equivalents at end of period:	$4,049,696	$3,568,158

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

March 31, 2015

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. Amounts related to disclosure of December 31, 2014 balances within these interim condensed financial statements were derived from the audited 2014 financial statements and notes thereto. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 30, 2015. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

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

Recent accounting pronouncements discussed in the notes to the December 31, 2014 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 30, 2015, that are required to be adopted during the year ended December 31, 2014, did not have or are not expected to have a significant impact on the Company’s 2015 financial statements.

c)	Employee Stock-Based Compensation

On March 31, 2015, a total of 2,184,320 shares of common stock were available for issuance under the 2006 Stock Plan. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the three-month periods ended March 31, 2015 and 2014, general and administrative expenses included stock based compensation expense of $94,582 and $67,510, respectively, decreasing the Company's income before income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2015 and 2014.

d)	Subsequent Events

Management has evaluated events subsequent to March 31, 2015 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories are as follows:

	March 31, 2015 (unaudited)	December 31, 2014
Raw materials	$1,352,614	$1,370,867
Work-in-process	846,553	754,942
Material at vendor	299,856	490,907
Finished goods	346,941	421,306
Less: Allowance for obsolescence reserve	(152,572)	(141,408)
	$2,693,392	$2,896,614

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

At March 31, 2015 and 2014, outstanding options to acquire 1,678,500 and 12,000 shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2015 and 2014, respectively:

	Three months ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Basic EPS – weighted-average number of common shares outstanding	10,128,311	10,107,644
Effect of dilutive potential common shares – stock options outstanding	14,786	90,806
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,143,097	10,198,450

Concentrations

No customer made up more than 10% of accounts receivable at March 31, 2015 and at March 31, 2014. No customer made up more than 10% of net sales for the three-month periods ended March 31, 2015 and March 31, 2014.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of $3,550,000 and $2,840,000 were in excess of such insured amounts at March 31, 2015 and December 31, 2014, respectively.

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended
	March 31, 2015 (unaudited)	March 31, 2014 (unaudited)
Instrumentation	$2,332,762	$2,035,755
FieldServers	2,595,025	2,065,503
	$4,927,787	$4,101,258

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2015 and there were no outstanding balances at March 31, 2015 and December 31, 2014. As of March 31, 2015, the Company was in compliance with the financial covenants of the line of credit.

Stock Option Grants

A total of 100,000 stock options were granted during the three-month period ended March 31, 2015 and no stock options were granted during the three-month period ended March 31, 2014.

Stock Option Exercises and Expirations

No stock options were exercised and 18,000 options expired during the three-month period ended March 31, 2015. A total of 10,000 stock options were exercised and no options expired during the three-month period ended March 31, 2014.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements. Such forward-looking statements include any expectations of operating and non-operating expense, including research and development expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items; any statements concerning future sales and demand for our products; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to the Company’s positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors identified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three months ended March 31, 2015, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $4,927,787 compared to $4,101,258 for the three months ended March 31, 2014. The results for the first quarter of fiscal 2015 represent a 20% increase from the same period in the prior year.

Sales of gas detection products, including industrial accounts, military sales and environment controllers for telephone company applications increased by approximately 15% in the first quarter of 2015 compared to the same period in 2014. Sales to industrial accounts were 41% higher, military sales were 43% lower, and sales of environmental controllers were 25% lower in the first quarter of 2015 compared to the same period in 2014. Our sales to the U.S. Navy are dependent upon military spending and we generally experience quarterly fluctuations in military sales consistent with the change in the first quarter of 2015 compared to the first quarter of 2014.

Sales of our FieldServer product line increased 26% in the first quarter of 2015 compared to the first quarter of 2014. FieldServer units include box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators. OEM modules are sold to companies that integrate our products into their commercial offerings. Box product sales decreased approximately 43% in the three-month period ended March 31, 2015 on a year-over-year basis. OEM module sales increased approximately 97% in the first quarter of 2015 compared to the first quarter of 2014 as we increase our OEM customer base. Many OEM modules are utilized in equipment, such as roof top air conditioners or standby power generators that are installed outdoors.

Gross profit for the three-month period ended March 31, 2015 was $2,945,860, or 60% of net sales, compared to $2,474,154, or 60% of net sales, in the same period the previous year. Our gross margin in the first quarter of 2015 is consistent with our historical trend.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $566,081, or 12% of net sales, for the three-month period ended March 31, 2015, compared with $559,604, or 14% of net sales, in the comparable period in 2014. Our research and development expenses are sustained to allow for new product innovation.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three-month period ended March 31, 2015 were $1,184,678, or 24% of net sales, compared to $1,244,566, or 30% of net sales, in the same period in the prior year. Selling and marketing expenses remained relatively flat compared to the first quarter of 2014 as we continue to invest in our sales team.

General and administrative expenses for the first quarter of 2015 were $776,254, or 16% of net sales, compared to $658,855, or 16% of net sales, in the same period in the prior year. Increases in wage and benefits as a result of a headcount increase contributed to the higher general and administrative expenses in first quarter of 2015 compared to the same period in 2014.

Income from operations for the three-month period ended March 31, 2015 was $418,847, or 8% of net sales, compared to $11,129, or 0% of net sales, in the same period in the prior year. The increased income is primarily the result of higher net sales. Net income for the three-month period ended March 31, 2015 was $213,495, or approximately 4% of net sales, compared to $6,701, or approximately 0% of net sales, for the same period in the prior year.

Liquidity and Capital Resources

During the three months ended March 31, 2015, net cash provided by operating activities was approximately $1,064,000 compared to approximately $313,000 provided by operating activities for the same period in 2014. Working capital was approximately $8,216,000 at March 31, 2015, an increase of approximately $62,000 from December 31, 2014. At March 31, 2015, our balance sheet reflected approximately $4,050,000 of cash and $2,449,000 of net trade receivables. At December 31, 2014, our total cash on hand was approximately $3,340,000 and our net trade receivables were approximately $2,572,000. The difference in the cash flow and balance sheet in first quarter of 2015 compared with the first quarter of 2014 was due to a number of influences including increased net income, decreased net receivables, decreased inventory, and increased taxes payable.

At March 31, 2015, we had no long term liabilities except for deferred tax liabilities.

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2015 and there were no outstanding balances at March 31, 2015 and December 31, 2014. As of March 31, 2015, the Company was in compliance with the financial covenants of the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least January 1, 2016. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Varun Nagaraj, our principal executive officer, and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Nagaraj and Ms. Allen concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIERRA MONITOR CORPORATION
Registrant

Date:	May 14, 2015	By:	/s/ Varun Nagaraj
Varun Nagaraj
President
Chief Executive Officer

Date:	May 14, 2015	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
(2)	Incorporated by reference to our Quarterly Report on Form 10-QSB (File No. 000-07441) for the fiscal quarter ended June 30, 1998, filed with the SEC on August 14, 1998.

Page 15 of 15