Form 10-Q
period 2015-06-30
SIERRA MONITOR CORP /CA/
filed 2015-08-14
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the issuer's common stock, as of August 14, 2015 was 10,128,311.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	June 30, 2015	December 31,
Assets	(unaudited)	2014
Current assets:
Cash	$4,524,267	$3,339,952
Trade receivables, less allowance for doubtful accounts
of approximately $79,000 and $72,000 at June 30, 2015 and December 31, 2014, respectively	2,287,982	2,571,994
Inventories, net	2,701,006	2,896,614
Prepaid expenses	213,069	317,269
Income tax deposits	134,433	180,306
Deferred income taxes - current	207,231	207,231
Total current assets	10,067,988	9,513,366

Property and equipment, net	285,166	277,088
Other assets	434,236	342,546
Total assets	$10,787,390	$10,133,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$888,865	$814,090
Accrued compensation expenses	677,927	471,014
Other current liabilities	78,213	74,353
Total current liabilities	1,645,005	1,359,457

Deferred tax liability	138,125	138,125
Total liabilities	1,783,130	1,497,582

Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,128,311 and 10,128,311 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10,128	10,128
Additional paid-in capital	3,588,041	3,399,179
Retained earnings	5,406,091	5,226,111
Total shareholders' equity	9,004,260	8,635,418
Total liabilities and shareholders’ equity	$10,787,390	$10,133,000

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$5,016,999	$4,752,375	$9,944,786	$8,853,633
Cost of goods sold	2,033,284	2,005,498	4,015,211	3,632,602
Gross profit	2,983,715	2,746,877	5,929,575	5,221,031
Operating expenses
Research and development	574,965	579,895	1,141,046	1,139,499
Selling and marketing	1,308,946	1,250,713	2,493,624	2,495,279
General and administrative	755,207	706,917	1,531,461	1,365,772
	2,639,118	2,537,525	5,166,131	5,000,550
Income from operations	344,597	209,352	763,444	220,481
Interest income	31	32	63	70
Income before income taxes	344,628	209,384	763,507	220,551
Income tax provision	175,577	83,754	380,961	88,220
Net income	$169,051	$125,630	$382,546	$132,331
Net income available to common shareholders per common share
Basic:	$0.02	$0.01	$0.04	$0.01
Diluted:	$0.02	$0.01	$0.04	$0.01
Weighted average number of common shares used in per share computations
Basic:	10,128,311	10,114,311	10,128,311	10,110,978
Diluted:	10,144,109	10,180,344	10,140,638	10,159,674

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$382,546	$132,331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	212,635	156,300
Provision for bad debt expense	6,308	(6,817)
Provision for inventory loss	47,165	15,231
Stock based compensation expense	188,862	134,160
Changes in operating assets and liabilities:
Trade receivables	277,704	(343,547)
Inventories	148,443	(644,856)
Prepaid expenses	104,200	(118,482)
Income tax deposit	45,873	(16,843)

Accounts payable	74,775	412,066
Accrued compensation expenses	206,913	260,511
Other current liabilities	3,860	(2,906)
Net cash provided by (used in) operating activities	1,699,284	(22,852)
Cash flows from investing activities:
Purchase of property and equipment	(128,833)	(82,698)
Other assets	(183,570)	(38,423)
Net cash used in investing activities	(312,403)	(121,121)
Cash flows from financing activities:
Dividend payout	(202,566)	(202,186)
Proceeds from exercise of stock options	-	11,000
Net cash used in financing activities	(202,566)	(191,186)
Net increase (decrease) in cash	1,184,315	(335,159)
Cash at beginning of period	3,339,952	3,421,679
Cash at end of period	$4,524,267	$3,086,520
Supplemental cash flow information
Cash paid for income taxes	$335,115	$105,059

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

June 30, 2015

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

On June 30, 2015, a total of 939,320 shares were available for grant. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the six-month periods ended June 30, 2015 and 2014, general and administrative expenses included stock based compensation expense of $188,862 and $134,160, respectively, decreasing the Company's income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the six-month periods ended June 30, 2015 and 2014.

d)	Subsequent Events

Management has evaluated events subsequent to June 30, 2015 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories follows:

	June 30, 2015	December 31, 2014
Raw materials	$1,334,592	$1,370,867
Work-in-process	769,170	754,942
Materials at vendor	420,263	490,907
Finished goods	365,553	421,306
Less: Allowance for obsolescence reserve	(188,572)	(141,408)
	$2,701,006	$2,896,614

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

At June 30, 2015 and 2014, outstanding options to acquire 1,514,000 and 874,000, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2015 and 2014, respectively:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic EPS – weighted-average number of common shares outstanding	10,128,311	10,114,311	10,128,311	10,110,978
Effect of dilutive potential common shares – stock options outstanding	15,798	66,033	12,327	48,696
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,144,109	10,180,344	10,140,638	10,159,674

Concentrations

No customer made up more than 10% of accounts receivable at June 30, 2015 and two customers each made up more than 10% of accounts receivable at December 31, 2014. No customers made up more than 10% of net sales for the three and six-months period ended June 30, 2015 or June 30, 2014.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $4,024,267 and $2,839,952 were in excess of such insured amounts at June 30, 2015 and December 31, 2014, respectively.

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Instrumentation	$2,333,755	$2,118,746	$4,666,516	$4,154,501
FieldServers	2,683,244	2,633,629	5,278,270	4,699,132
	$5,016,999	$4,752,375	$9,944,786	$8,853,633

Line of Credit

The Company maintained a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first six months of fiscal year 2015 and there were no outstanding balances at June 30, 2015 and December 31, 2014. The line expired on July 23, 2015 and the Company is currently negotiating with another financial institution on a new line.

Stock Option Grants

No options were granted during the three-month period ended June 30, 2015, however, a total of 100,000 stock options were granted during the six-month period ended June 30, 2015. A total of 600,000 options were granted during the three and six-month periods ended June 30, 2014.

Stock Option Exercise and Expiration

No stock options were exercised in the six-month period ended June 30, 2015. During the same period, 32,000 options expired.

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

Results of Operations

For the three-month period ended June 30, 2015, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $5,016,999 compared to $4,752,375 for the three-month period ended June 30, 2014. For the six-month period ended June 30, 2015, net sales were $9,944,786 compared with $8,853,633 for the six-month period ended June 30, 2014. The sales results for the three-month period ended June 30, 2015 represent an increase of 6% compared to the same period in 2014. The sales results for the six-month period ended June 30, 2015 represent a 12% increase compared to the same period in 2014.

Sales of gas detection products, including industrial accounts, military sales and environment controllers for telephone company applications increased by approximately 10% in the second quarter of 2015 compared to the same period in 2014. In the first half of 2015, sales of gas detection products were 12% higher than the same period in 2014.

Sales of our FieldServer product line increased 2% in the second quarter of 2015 compared to the second quarter of 2014. In the first half of 2015, sales of FieldServer products increased approximately 12% compared with the same period in 2014. FieldServer units include box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for building automation projects and are generally sold to integrators. OEM modules are sold to companies that integrate our products into their commercial offerings.

Gross profit for the three-month period ended June 30, 2015 was approximately $2,984,000, or 59% of net sales, compared to approximately $2,747,000, or 58% of net sales, in the same period in the previous year. Gross profit for the six-month period ended June 30, 2015 was approximately $5,930,000, or 60% of net sales, compared to approximately $5,221,000, or 59% of net sales, in the same period in the previous year.

Expenses for research and development, which include new product development and engineering to sustain existing products, were approximately $575,000, or 11% of net sales, for the three-month period ended June 30, 2015 compared to approximately $580,000, or 12%of net sales, in the comparable period in 2014. In the six-month periods ended June 30, 2015 and June 30, 2014, research and development expenses were approximately $1,141,000, or 11% of net sales, and approximately $1,139,000, or 13% of net sales, respectively.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were approximately $1,309,000, or 26% of net sales, for the three-month period ended June 30, 2015, compared to approximately $1,251,000, or 26% of net sales, in the comparable period in the prior year. For the six-month periods ended June 30, 2015 and June 30, 2014, selling and marketing expenses were approximately $2,494,000, or 25% of net sales, and approximately $2,495,000, or 28% of net sales, respectively. The higher selling expenses for the three-month period ended June 30, 2015 reflect higher travel expenses and higher amortization expenses related to product approvals.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were approximately $755,000, or 15% of net sales, for the three-month period ended June 30, 2015 compared to approximately $707,000, or 15% of net sales, in the three-month period ended June 30, 2014. For the six-month periods ended June 30, 2015 and June 30, 2014, general and administrative expenses were approximately $1,531,000, or 15% of net sales, and approximately $1,366,000, or 15% of net sales, respectively. General and administrative expenses have increased 7% and 12% in the three and six-month reporting periods ended June 30, 2015 compared to the same periods in 2014, primarily due to the expansion of the management team with the addition of the new CEO and associated salary and stock option expensing.

In the three-month period ended June 30, 2015, our income from operations was approximately $345,000, representing an increase of approximately $135,000 compared to our income from operations of approximately $210,000 in the three-month period ended June 30, 2014. In the six-month period ended June 30, 2015, our income from operations was approximately $763,000 representing a increase of approximately $543,000 compared to our income from operations of $220,000 in the six-month period ended June 30, 2014. The increase in income in both the second quarter and first half of 2015 compared to the same periods in 2014 is due primarily to higher sales and gross margins.

After interest and tax provisions, our net income for the three-month period ended June 30, 2015 was approximately $169,000 compared to net income of approximately $126,000 in the same period of 2014. For the six-month period ended June 30, 2015, our net income was approximately $383,000 compared to a net income of approximately $132,000 in the same period of 2014.

Liquidity and Capital Resources

During the six months ended June 30, 2015, net cash provided by operating activities was approximately $1,699,000 compared to net cash used in operating activities of approximately $23,000 for the same period in 2014. Working capital was approximately $8,423,000 at June 30, 2015, an increase of approximately $269,000 from December 31, 2014. At June 30, 2015, our balance sheet reflected approximately $4,524,000 of cash and approximately $2,288,000 of net trade receivables. At December 31, 2014, our total cash on hand was approximately $3,340,000 and our net trade receivables were approximately $2,572,000.

At June 30, 2015, we had no long term liabilities except for deferred income taxes of approximately $138,000.

The Company maintained a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first six months of fiscal year 2015 and there were no outstanding balances at June 30, 2015 and December 31, 2014. The line expired on July 23, 2015 and the Company is currently negotiating with another financial institution on a new line.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Varun Nagaraj, our principal executive officer and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Nagaraj and Ms. Allen concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit Number	Description

3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-7441) for fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION
Registrant

Date:	August 14, 2015	By:	/s/ Varun Nagaraj
Varun Nagaraj
President
Chief Executive Officer

Date:	August 14, 2015	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-7441) for fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.