Form 10-Q
period 2015-09-30
SIERRA MONITOR CORP /CA/
filed 2015-11-13
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the issuer's common stock, as of November 12, 2015, was 10,140,635.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

Assets	September 30, 2015	December 31, 2014
	(unaudited)
Current assets:
Cash	$4,544,660	$3,339,952
Trade receivables, less allowance for doubtful accounts of approximately $79,000 and $72,000, at September 30, 2015 and December 31, 2014, respectively	2,747,004	2,571,994
Inventories, net	2,776,298	2,896,614
Prepaid expenses	148,462	317,269
Income tax deposits	61,661	180,306
Deferred income taxes	207,231	207,231
Total current assets	10,485,316	9,513,366

Property and equipment, net	248,957	277,088
Other assets	389,934	342,546
Total assets	$11,124,207	$10,133,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$818,395	$814,090
Accrued compensation	774,812	471,014
Other current liabilities	127,756	74,353
Total current liabilities	1,720,963	1,359,457

Deferred tax liability	138,125	138,125
Total liabilities	1,859,088	1,497,582

Commitments and contingencies Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,140,635 and 10,128,311 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10,141	10,128
Additional paid-in capital	3,686,079	3,399,179
Retained earnings	5,568,899	5,226,111
Total shareholders' equity	9,265,119	8,635,418
Total liabilities and shareholders’ equity	$11,124,207	$10,133,000

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$5,398,080	$5,363,086	$15,342,866	$14,216,719
Cost of goods sold	2,165,225	2,489,972	6,180,436	6,122,574
Gross profit	3,232,855	2,873,114	9,162,430	8,094,145
Operating expenses
Research and development	605,803	599,278	1,746,849	1,738,777
Selling and marketing	1,303,203	1,176,337	3,796,827	3,671,616
General and administrative	826,830	815,197	2,358,291	2,180,969
	2,735,836	2,590,812	7,901,967	7,591,362
Income from operations	497,019	282,302	1,260,463	502,783
Interest income	43	32	106	102
Income before income taxes	497,062	282,334	1,260,569	502,885
Income tax provision	232,971	112,934	613,932	201,154
Net income	$264,091	$169,400	$646,637	$301,731
Net income available to common shareholders per common share
Basic:	$0.03	$0.02	$0.06	$0.03

Diluted:	$0.03	$0.02	$0.06	$0.03
Weighted average number of common shares used in per share computations
Basic:	10,128,311	10,114,311	10,128,311	10,112,089
Diluted:	10,214,894	10,490,174	10,211,764	10,158,363

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$646,637	$301,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309,688	236,603
Provision for bad debt expense	6,308	(6,817)
Provision for inventory losses	41,165	24,824
Stock based compensation expense	274,263	237,663
Changes in operating assets and liabilities:
Trade receivables	(181,318)	(362,445)
Inventories	79,151	(621,212)
Prepaid expenses	168,807	73,915
Income taxes payable	118,645	26,091
Accounts payable	4,305	316,200
Accrued compensation	303,798	241,645
Other current liabilities	53,403	8,723
Net cash provided by operating activities	1,824,852	476,921
Cash flows from investing activities:
Purchase of property and equipment	(137,888)	(101,724)
Purchase of other long-term assets	(187,086)	(233,935)
Other assets	(3,971)	75,001
Net cash used in investing activities	(328,945)	(260,658)
Cash flows from financing activities:
Dividends	(303,849)	(303,329)
Proceeds from exercise of stock options	12,650	11,000
Net cash used in financing activities	(291,199)	(292,329)
Net increase (decrease) in cash	1,204,708	(76,066)
Cash at beginning of period	3,339,952	3,421,679
Cash at end of period	$4,544,660	$3,345,613
Supplemental cash flow information Cash paid for income taxes	$495,315	$175,059

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2015

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

On September 30, 2015, a total of 939,320 shares were available for grant. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the nine-month periods ended September 30, 2015 and 2014, general and administrative expenses included stock based compensation expense of $274,263 and $237,663, respectively, decreasing the Company's income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. Stock based compensation expense in the nine-month period ended September 30, 2015 resulted in lower earnings of approximately $0.03 per share basic and diluted.

d)	Subsequent Events

Management has evaluated events subsequent to September 30, 2015 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories follows:

	September 30, 2015	December 31, 2014
Raw materials	$1,521,944	$1,370,867
Work-in-process	781,572	754,942
Materials at vendor	419,074	490,907
Finished goods	236,280	421,306
Less: Allowance for obsolescence reserve	(182,572)	(141,408)
	$2,776,298	$2,896,614

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

At September 30, 2015 and 2014, outstanding options to acquire 1,459,000 and 1,524,000, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2015 and 2014, respectively:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Basic EPS – weighted-average number of common shares outstanding	10,128,311	10,114,311	10,128,311	10,112,089
Effect of dilutive potential common shares – stock options outstanding	86,583	375,863	83,453	46,274
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,214,894	10,490,174	10,211,764	10,158,363

Concentrations

One customer made up 10% of accounts receivable at September 30, 2015 and two customers each made up more than 10% of accounts receivable at December 31, 2014. No customer made up more than 10% of net sales for the nine-month periods ended September 30, 2015 and September 30, 2014.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $3,795,000 and $2,840,000 were in excess of such insured amounts at September 30, 2015 and December 31, 2014, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Instrumentation	$2,439,995	$2,729,417	$7,126,283	$6,881,212
FieldServers	2,958,085	2,633,669	8,216,583	7,335,507
	$5,398,080	$5,363,086	$15,342,866	$14,216,719

Line-of-Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first nine months of fiscal year 2015 and there were no outstanding balances at September 30, 2015 and December 31, 2014. As of September 30, 2015, the Company was in compliance with the financial covenants to which it is subject under the line of credit.

Stock Option Grants

No options were granted during the three-month period ended September 30, 2015, however, a total of 100,000 stock options were granted during the nine-month period ended September 30, 2015. A total of 600,000 options and 1,200,000 options were granted during the three and nine-month periods ended September 30, 2014.

Stock Option Exercise and Expiration

In the nine-month periods ended September 30, 2015 and 2014, a total of 12,324 and 10,000 shares of common stock, respectively, were issued as a result of stock option exercises. During the same periods, 32,000 and 23,000 options expired, respectively.

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

Results of Operations

For the three-month period ended September 30, 2015, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $5,398,080 compared to $5,363,086 for the three-month period ended September 30, 2014. For the nine-month period ended September 30, 2015, net sales were $15,342,866 compared with $14,216,719 in the prior year nine-month period. The sales results for the three and nine-month periods ended September 30, 2015 represent an increase of 1% and an increase of 8%, respectively, compared to the same periods in 2014.

For the three-month period ended September 30, 2015, sales of our instrumentation products, including fire and gas detection, military sales and environment controllers were approximately $2,440,000 compared to approximately $2,729,000 in the three-month period ended September 30, 2014. For the nine-month period ended September 30, 2015, sales of our instrumentation products were approximately $7,126,000 compared to approximately $6,881,000 in the same period in 2014. There was an 11% decrease in the sales levels in the third quarter of 2015 compared to 2014. The results for the year to date period represent a 4% year-over-year increase. These results reflect a decrease in industrial gas detection sales during the three month period ended September 30, 2015, and an increase in the nine month period ended September 30, 2015 in each as compared to the prior year period.

In the three-month period ended September 30, 2015, sales of FieldServer products were approximately $2,958,000 compared to approximately $2,634,000 in the same period in 2014. In the nine-month period ended September 30, 2015, sales of our FieldServer products were approximately $8,217,000, compared to approximately $7,336,000 in sales reported in the same period in 2014. These results represent a 12% year-over-year increase in the third quarter and a 12% year-over-year increase in the year-to-date period.

FieldServer sales include both box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for integration with building automation systems and are generally sold to building automation integrators. Strong increases in OEM sales offset lower sales of box products.

Gross profit for the three-month period ended September 30, 2015 was approximately $3,233,000, or 60% of net sales, compared to approximately $2,873,000, or 54% of net sales, in the same period in the previous year. Gross profit for the nine-month period ended September 30, 2015 was approximately $9,162,000, or 60% of net sales, compared to approximately $8,094,000, or 57% of net sales, in the same period in the previous year. Our gross margins are influenced primarily by discounts for large orders and by product mix. Generally sales to OEM accounts generate lower margins. In the quarter ended September 30, 2014 two international fire and gas detection projects were sold at discounts which negatively influenced our gross margin for the three-month and nine-month periods ended September 30, 2014.

Expenses for research and development, which include new product development and engineering to sustain existing products, were approximately $606,000, or 11% of net sales, for the three-month period ended September 30, 2015 compared to approximately $599,000, or 11% of net sales, in the comparable period in 2014. In the nine-month periods ended September 30, 2015 and September 30, 2014, research and development expenses were approximately $1,747,000, or 11% of net sales, and approximately $1,739,000, or 12% of net sales, respectively. Engineering expenses have remained constant as we continue to invest in sustaining engineering and new product development.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were approximately $1,303,000, or 24% of net sales for the three-month period ended September 30, 2015, compared to approximately $1,176,000, or 22% of net sales, in the comparable period in the prior year. For the nine-month periods ended September 30, 2015 and 2014, selling and marketing expenses were approximately $3,797,000, or 25% of net sales, and approximately $3,672,000, or 26% of net sales, respectively. The increases in selling costs in both the three-month and year-to-date periods in 2015 compared to the same periods in 2014 are due, primarily, to increased travel and increased amortization expense related to capitalization of third party approvals partially offset by reduced marketing salary and advertising expenses.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were approximately $827,000, or 15% of net sales, for the three-month period ended September 30, 2015 compared to approximately $815,000, or 15% of net sales, in the three-month period ended September 30, 2014. For the nine-month periods ended September 30, 2015 and September 2014, general and administrative expenses were approximately $2,358,000, or 15% of net sales, and approximately $2,181,000, or 15% of net sales, respectively. General and administrative expenses have increased 1% and 8% in the three and nine-month reporting periods ended September 30, 2015 compared to the same periods in 2014, primarily due to salary and stock option expenses related to the expansion of the management team partially offset by a reduction in outsourced professionals.

In the three-month period ended September 30, 2015, our income from operations was approximately $497,000 compared to income from operations of approximately $282,000 for the three-month period ended September 30, 2014. In the nine-month period ended September 30, 2015, our income from operations was approximately $1,260,000 compared to income from operations of $503,000 in the nine-month period ended September 30, 2014. The increase in income in the third quarter of 2015 compared to the third quarter of 2014 is due to higher gross margins as discussed above.

After interest and provision for tax expense, our net income for the three-month period ended September 30, 2015 was approximately $264,000 compared to net income of approximately $169,000 in the same period of 2014. For the nine-month period ended September 30, 2015, our net income was approximately $647,000 compared to a net income of approximately $302,000 in the same period of 2014.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, net cash provided by operating activities was approximately $1,825,000 compared to approximately $477,000 for the same period in 2014. Working capital was approximately $8,764,000 at September 30, 2015, an increase of approximately $610,000 from December 31, 2014. At September 30, 2015, our balance sheet reflected approximately $4,545,000 of cash and approximately $2,747,000 of net trade receivables. At December 31, 2014, our total cash on hand was approximately $3,340,000 and our net trade receivables were approximately $2,572,000.

At September 30, 2015, we had no long term liabilities except for deferred income taxes.

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first nine months of fiscal year 2015 and there were no outstanding balances at September 30, 2015 and December 31, 2014. As of September 30, 2015, the Company was in compliance with the financial covenants of the line of credit.

Historically, we have financed our operations principally from cash provided by our operating activities. We believe our existing cash and accounts receivable will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

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

The Company recognizes revenues when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; (b) delivery has occurred, based on shipping terms, or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and (d) collectability is reasonably assured. By product and service type, revenues are recognized when the following specific conditions are met:

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Varun Nagaraj, our principal executive officer, and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Nagaraj and Ms. Allen concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6.      EXHIBITS

See the Index to Exhibits, which follows the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION
Registrant

Date: November 12, 2015	By:	/s/ Varun Nagaraj
Varun Nagaraj
President
Chief Executive Officer

Date: November 12, 2015	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description

3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-7441) for fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.

Page 15 of 15