Form 10-K
period 2015-12-31
SIERRA MONITOR CORP /CA/
filed 2016-03-30
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015.

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

   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2015 was approximately $5,547,266 based upon the last reported sale price of $1.50 per share on the Over the Counter Bulletin Board, which occurred on June 30, 2015. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's common stock outstanding as of March 28, 2016 was 10,145,862.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 8, and information required under Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2016.

FORM 10-K

SIERRA MONITOR CORPORATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report. Forward-looking statements in this report include, among others, statements regarding the sufficiency of cash and accounts receivable, effect of inflation on our results of operations, critical accounting policies, our dividend policy and other matters discussed under Part I, Item 1A “Risk Factors,” below. Our future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting our industry, lack of growth in our end-markets, our ability to develop, manufacture, and sell both new and existing products at a profitable yet competitive price and other matters discussed under Part I, Item 1A “Risk Factors” below. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART I

Item 1.	Business.

General

Sierra Monitor Corporation, a California corporation (the “Company”, “Sierra Monitor”, “we” or “us”), was founded in 1978. The Company addresses the industrial and commercial facilities management market with Industrial Internet of Things (IIoT) solutions that connect and protect high-value infrastructure assets.

Products and Applications

Our FieldServer family of protocol gateways is used by system integrators and original equipment manufacturers (“OEMs”) to enable local and remote monitoring and control of assets and facilities. With more than 200,000 installed gateways supporting over 140 protocols such as BACnet, LonWorks, MODBUS, and XML in commercial and industrial facilities, FieldServer is the industry’s leading multi-protocol gateway. The FieldServer multi-protocol gateway uses specialized embedded software on proprietary hardware platforms. Embedded software enables data transfer between various devices and sub-systems within a facility by bridging between different protocols and physical media, and additionally enables the devices and sub-systems in the facility to connect to the cloud over Internet Protocol (IP) networks for remote monitoring, control, and analytics. Embedded software also includes an application engine and several local web applications that run within the application engine, providing additional value to the devices being interfaced with the gateway. Offering embedded software on proprietary hardware platforms allows us to increase the value proposition while protecting our intellectual property.

The FieldServer gateway is also available to OEMs as a module for installation in customer devices and controllers under the ProtoCessor name. The FieldServer gateways work with our newly introduced FieldPoP™ solution, a cloud-based service that registers and manages FieldServers, provides secure remote access to the local applications that run on the FieldServer, and integrates with third-party business applications and advanced visualization and analytics cloud platforms. Collectively, we refer to the FieldServer gateway (including the applications that run on it), the FieldPoP service, and the third party integrations as our “IIoT On-Ramp Suite”. In 2015, combined revenue from sales of our FieldServer family of products (including ProtoCessor products) was approximately 53% of our sales compared to approximately 50% in 2014.

Our Sentry IT fire and gas detection solutions are used by industrial and commercial facilities managers to protect their personnel and assets. The motivation for installing gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health Administration, state and local governing bodies, insurance companies and various industry rule-making bodies. The solution consists of proprietary system hardware that runs embedded controller and gateway software, detector modules that sense the presence of various toxic and combustible gases and flames, connectivity between the modules and the controller, and a user interface and applications that a facility manager can interact with, either locally on site or remotely over the Internet. The complex software embedded in the various products facilitates system-wide functions such as calibration, alarm detection, notification, and mitigation. The controller software also includes local web-based applications that simplify management of the complete solution and a gateway to integrate the fire and gas detection solution with the facility’s supervisory or management system. With more than 100,000 detector modules sold, our fire and gas detection solutions are deployed in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages and other sites where hazardous gases are used or produced.  Revenue from gas detection products was approximately 44% of our sales in 2015, compared to 47% in 2014.

Our solutions are also sold to telecommunication companies and their suppliers to manage environmental and security conditions such as temperature, gas, and smoke in remote structures such as local DSL distribution nodes and buildings at cell tower sites. Revenue from all products sold to the telecommunications industry was approximately 3% of our sales in 2015, compared to 3% in 2014.

Research and Development

We maintain research and development programs to enhance existing products and to develop new products. Our research and development expenses, which include costs for sustaining engineering and technical support, were $2,369,996 or 12% of sales in 2015, compared to $2,301,026 or 12% of sales in 2014.

Sales and Distribution

We use a combination of in-region sales managers and a centralized inside sales and customer support team. Our in-region sales managers are located in western, central, and eastern regions of North America. Additionally, we have in-region sales managers in Europe and the Middle East. The inside sales and customer support team is based in Milpitas, California. In addition to supporting in-region sales managers, the inside sales and customer support team also supports our selling efforts in Latin America and Asia.

Our FieldServer products are sold to integrators and OEMs who then use the product as part of their system integration projects. We target integrators and OEMs worldwide through in-region sales managers supported by inside sales and customer support team at our headquarters in Milpitas, California. Our FieldServer products are also available from leading on-line catalog distributors of industrial products.

Our Sentry products are primarily sold to engineering and installation firms that utilize the products as part of larger fire and safety facility projects. Our in-region and headquarters-based sales teams work with a network of independent sales representatives to identify and fulfill such opportunities. There are currently 30 authorized representative companies in the United States and approximately 20 international sales partners. The majority of our domestic representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products.

Our marketing activities include maintaining a comprehensive and search-optimized web site and social media presence, participating in relevant trade shows and events, issuing newsletters, blogging, conducting on-line seminars and other forms of communication, seeking press coverage, and developing tools to assist in the selling effort.

Our sales and marketing expenses for 2015 were $5,030,102 or 25% of revenue, compared to $4,873,314 or 25% of revenue in 2014.

We consider that we operate in one business segment. Substantially all of the revenues reported in Part II, Item 7 of this Annual Report on Form 10-K are attributable to sales to that single segment. See “Note 8: Segment Reporting” to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2015, we had a total of 79 full-time employees and consultants. At that date, 57 were located in Milpitas, California, and the rest were based out of regional offices.

Seasonality and Customer Concentration

The demand for monitoring devices and other products we manufacture is typically not seasonal. There were no customers to whom sales exceeded 10% of our net sales during 2015 or 2014. Factors affecting specific industries, such as telecommunications, building automation or petro-chemical processing, could affect our sales within any of those industries. Those factors may include, but are not limited to, a general economic downturn, labor problems, and rapid shifts in technology or introduction of competing products at lower prices.

Backlog

The commercial order backlog for our products at December 31, 2015 was approximately $4,002,000, compared to approximately $3,403,000 at December 31, 2014. The backlog includes orders for which we have not yet received engineering release from the customer. Since we generally ship many of our products within the same quarter that we receive a purchase order and engineering release from the customer, we believe that our backlog at any particular time is generally not indicative of the level of future sales.

Competition

The facility management market is highly competitive and generally price sensitive. The solutions that address this market compete on reliability, ease of use, product support, price, and increasingly, the ability to enable the IIoT vision.

Our FieldServer family of protocol gateway products compete with products or alternate methods and technologies offered by, among others, Honeywell Tridium, Contemporary Controls, HMS, Control Solutions Inc., Loytec Electronics, and in some cases protocol gateway functionality developed in-house by device or system OEMs. Our FieldPoP device cloud may compete with cloud-based offerings from new startup companies, and in-house development efforts. IoT cloud offerings from established software companies, such as Salesforce.com, Oracle, SAP, Microsoft and Google, may also compete with our FieldPoP solution.

Our Sentry IT gas detection products compete with systems offered by Draeger Safety Inc., Mine Safety Appliance Company, Honeywell Life Safety, TYCO, and the Detector Electronics division of UTC. Most of these competitors in the fire and gas detection area offer broad product lines including items that do not compete with our products and have greater financial, marketing and manufacturing resources than we do.

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

Major Customers

No customers exceeded 10% of the Company’s accounts receivable during the year ended December 31, 2015 while sales to one customer based in the Middle East represented 29% of the Company’s accounts receivable as of December 31, 2014. No customers exceeded 10% of the Company’s sales during the year ended December 31, 2015 or 2014.

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

Economic Conditions: Continuing uncertainty about the global economy and political landscape increases the challenges and the financial risks facing us. These risks include potential postponement of spending by commercial, industrial and municipal customers, product delays from increasing lead times from suppliers; and inability of customers, including commercial contractors, to obtain credit to finance projects requiring our products. Additionally, low oil prices are negatively impacting construction of new oil and gas extraction, processing, and delivery facilities, slowing down large alternative fuel projects and resulting in cautious capital spending on fire and gas solutions, and putting pressure on product margin as suppliers seek to reduce total solution costs. These risks could have a material negative effect on the demand for our products and services.

Competitive Industry: The industry in which we compete is highly competitive and we expect such competition to continue in the future. Many of our competitors are larger than us and have substantially greater financial, technical, marketing and manufacturing resources. While the IIoT represents an opportunity for innovation and differentiation, it also implies a greater rate of change and the possibility of new competitors, ranging from venture capital backed startups to established software companies. Even though we continue to invest in new products, there can be no assurance that there will be adequate demand or that certain of our products will not be rendered non-competitive or obsolete by our competitors or by the emergence of alternative approaches. In addition, our OEM customers may “design out” our FieldServer gateway products, replacing them with internally-designed technology. In order to maintain and grow the sales of our FieldServer products, we must maintain a new design-win rate that is in excess of the design-out rate. If we are unable to compete with alternative third-party or internally-developed products, our business and financial results may be adversely affected.

Concentrated Operations: Our operations are concentrated in a two-building complex in Milpitas, California. Our operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for all losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business and financial results.

Strategic Transactions: We may acquire businesses and technologies, which may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisitions are completed. We have limited experience in acquiring other businesses, and if we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations or if we are unable to successfully integrate it, our business and financial results may suffer.

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

(a) Market Information. Our common stock is quoted on the OTC Bulletin Board under the symbol "SRMC." There is not an active market for our common stock and there is only infrequent trading in limited volume. The high and low closing sales price, as reported by the OTC Bulletin Board system, of our common stock during each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices	High	Low
Quarter ended December 31, 2015	$1.88	$1.49
Quarter ended September 30, 2015	$1.88	$1.39
Quarter ended June 30, 2015	$1.70	$1.44
Quarter ended March 31, 2015	$1.70	$1.34

Quarter ended December 31, 2014	$1.73	$1.43
Quarter ended September 30, 2014	$1.76	$1.30
Quarter ended June 30, 2014	$1.85	$1.62
Quarter ended March 31, 2014	$2.00	$1.61

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Holders. As of March 28, 2016, there were approximately 126 stockholders of record of our common stock and the closing price of our common stock was $1.42. This figure does not include beneficial holders or common stock held in street names, as we cannot accurately estimate the number of these beneficial holders.

(c) Dividends. We adopted a dividend policy authorizing a quarterly cash dividend of $0.01 per share of common stock. The last quarterly dividend was paid on February 16, 2016 to shareholders of record as of the close of business on February 1, 2016. This dividend represented a quarterly payout of $101,459 in aggregate, based on 10,145,862 shares outstanding. The cash dividend policy and payment of any future quarterly cash dividends will be at the discretion of the Board and will be dependent upon Sierra Monitor’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board.

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

Stock Option Plan

On December 31, 2015, a total of 720,320 shares were available for grant. Options are granted under our 2006 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Fiscal 2015 vs. Fiscal 2014

For the fiscal year ended December 31, 2015, our net sales were $20,323,987, compared to net sales of $19,330,444 in the prior fiscal year ended December 31, 2014. Net sales increased approximately 5% in 2015 compared to the prior year. Our income from operations before interest income and income taxes was $1,634,304 in 2015, compared to operating income before interest income and income taxes of $764,974 in 2014. Net income in 2015 was $887,580, or $0.09 per share, compared to net income of $311,101, or $0.03 per share, in 2014.

Sales of our FieldServer communications bridge products increased approximately 13% in 2015 compared to 2014. FieldServer products are primarily sold to integrators, generally related to building automation for energy efficiency, and to OEM’s for a broad range of products from lighting controls to roof-top air conditioners, window and drape controls and others.

Our sales of Sentry gas detection products, including sales to the military, decreased by 4% in 2015 compared to 2014. Sentry products are generally sold to engineering and installation firms who utilize the products as part of larger fire and safety projects in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages, and other sites where hazardous gases are used or produced.

We also sell environment control products for high-value remote telecommunications buildings, including cell towers and underground vaults. Sales of environment control products for telecommunications buildings increased by approximately 20% in 2015 compared to 2014. Sales of our products to telecommunications buildings in 2015 were primarily a result of replacement and repair cycles at existing sites and not a result of active new sales in the segment.

Gross profit as a percent of sales was approximately 60% in 2015 and 57% in 2014. Our gross margins vary by product mix and channel of distribution. In particular, domestic sales generate higher margins but also higher selling expenses, while international shipments are sold at a discount and have lower selling expenses. We did not experience any significant increase in costs for materials including electronic components, fabricated materials and contract assembly in 2015 compared to 2014.

Research and development expenses, which include new product development and support for existing products, were $2,369,996 or 12% of net sales in the fiscal year ended December 31, 2015, compared to $2,301,026 or 12% of net sales in the fiscal year ended December 31, 2014. We maintained our historical level of spending for engineering projects in an effort to continue to produce new products and product enhancements. In 2015, we introduced new FieldServer products such as the BACnet Testing Laboratories (BTL) certified BACnet router, a new easy-to-use “EZ Gateway” for a popular protocol pair, and also implemented OEM-specific protocols and web-based applications to facilitate the design-in of our FieldServer gateway products by the OEMs. We also initiated development of our cloud-based FieldPoP offering with plans to introduce it in 2016. We introduced a new Sentry IT gas detection module for Chlorine Dioxide and new web-based application front-end for the Sentry IT Controller.

Selling and marketing expenses were $5,030,102 or 25% of net sales in 2015 compared to $4,873,314 or 25% of net sales in the prior year. Ongoing changes to the sales coverage model and personnel contributed to the increase in selling and marketing expenses in 2015 relative to 2014.

General and administrative expenses, which include salaries and benefits, professional fees, and product and general liability insurance, were $3,107,313 or 15% of net sales in 2015, compared to $3,007,588 or 16% of net sales in 2014. Higher compensation offset by lower consultant fees and IT support services were the primary factors contributing to higher general and administrative expenses.

Our financial results reflect a revenue increase of $993,543 and an increase in income from operations of $869,330 over the prior year. All of our current deferred income tax benefits have been utilized. We are currently accruing income taxes at the maximum corporate rate.

Liquidity and Capital Resources

Our working capital at December 31, 2015 was $9,062,457 compared to working capital of $8,153,909 at December 31, 2014. We undertook no significant equity or long-term debt transactions in 2015.

Inventories on hand at December 31, 2015 were $2,842,449, a decrease of $54,165 compared to the end of the prior year. Current inventory levels are consistent with our historical experience.

Our net trade receivables at December 31, 2015 were $2,582,664 compared to $2,571,994 at December 31, 2014. Trade receivables, measured by days of sales outstanding, decreased to 45 days at December 31, 2015 compared to 54 days at December 31, 2014.

At December 31, 2015, our balance sheet reflected $4,883,373 of cash on hand compared to $3,339,952 at December 31, 2014. The increase in cash is due primarily to the increase in EBITDA. Income taxes paid totaled $653,715 during 2015 compared with $373,059 during 2014.

As of December 31, 2015, the Company has a $2,000,000 line of credit, secured by substantially all assets of the Company and bears interest at the bank's prime rate (3.50% at December 31, 2015) less 0.5% or LIBOR plus 2.5%. The line of credit matures on August 1, 2017 and requires compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and a quarterly profitability test. At December 31, 2015 and 2014, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least January 1, 2017. There are no current plans for significant capital equipment expenditures.

Inflation

We believe that inflation will not have a direct material effect on our results of operations.

The economic factors that could adversely impact our business in 2016 include, but are not limited to, currency fluctuations as we buy materials and sell products internationally and also fluctuations in materials prices.

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

Accounts Receivable

Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer’s potential inability or unwillingness to meet the payment terms dictate secured payments. Our international sales are generally made based on secure payments, including cash wire advance payments and letters of credit. International sales are made on open account terms only where sufficient historical experience justifies the credit risks involved. In many of our larger sales, the customers are frequently construction contractors who need our start-up services to complete their work and obtain payment. Management’s ability to manage the credit terms and leverage the need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. We use an Enterprise Requirements Planning (“ERP”) software system which provides data upon which management can rely to determine inventory trends and identify excesses. We consider it necessary to maintain an elevated inventory level of critical components and low inventory turns compared to typical industry benchmarks in order to mitigate potential supply disruptions and to respond to orders in a timely manner. Write-downs of slow moving and obsolete inventories are determined based on historical experience and current product demand. We evaluate the inventory for excess or obsolescence on a quarterly basis. The ultimate write-down is dependent upon management’s ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

The market cost of our inventory is equal to the realizable value which is based on management’s forecast for sales of our products in the ensuing years. The industry in which we operate is characterized by technological advancements and change. Should demand for our products prove to be significantly less than anticipated, the ultimate realizable value of our inventory could be substantially less than the amount shown on the accompanying balance sheet.

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

At December 31, 2015 and 2014, we determined that, based on the profitable results and full utilization of the available deferred tax benefits, no valuation allowance against the remaining deferred tax asset is required.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, including the notes thereto, together with the report thereon of Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP, independent registered public accounting firm, attached to this Annual Report on Form 10-K as a separate section beginning on page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with Squar Milner LLP of the type required to be reported under this Item 9 since the date of their engagement.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of Varun Nagaraj, our principal executive officer and Tamara Allen, our principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (GAAP), and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its report, Internal Control-Integrated Framework. No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers such as us.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2015 that were not disclosed.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2015, based upon information furnished by such persons:

			Director or
Name	Principal Occupation or Employment	Age	Officer Since

Gordon R. Arnold	Director of the Company;	70	1984
	Executive Chairman and Secretary

Varun Nagaraj	Director of the Company; President
	Chief Executive Officer	50	2014

Tamara S. Allen	Chief Financial Officer	49	2014

Anders Axelsson	Vice President of Sales and Marketing	56	2014

Michael C. Farr	Vice President of Operations	58	1986

C. Richard Kramlich	Director of the Company	80	1980

Jay T. Last	Director of the Company	86	1977

Robert C. Marshall	Director of the Company	84	1998

All officers of the Company serve at the discretion of the Board of Directors.

Gordon R. Arnold joined Sierra Monitor Corporation, a California corporation (“Old Sierra”), in December 1979 as Operations Manager and Vice President.  He became President in 1984 and Chief Executive Officer in 1985.  In September 1989, Old Sierra merged into UMF Systems, Inc., a California corporation (“UMF”), and UMF changed its name to “Sierra Monitor Corporation.”  Mr. Arnold served as the Company’s President, Chief Executive Officer and Chief Financial Officer and as the Company’s Secretary until July 2014.  Mr. Arnold has served as a Director and Chairman of the Board since 1984 and he became Executive Chairman in July 2014.  He is a past Chairman of the Measurement Control and Automation Association. Mr. Arnold’s specific qualifications and experience to serve as a member of our Board of Directors include his business management education, more than forty years of direct industry experience and over thirty-five years of full-time employment as an executive of the Company.

Varun Nagaraj joined Sierra Monitor Corporation as President and Chief Executive Officer in July 2014, from Echelon Corporation (ELON) where he was senior vice president and general manager of the Industrial Internet of Things (IIoT) division. Previously, Mr. Nagaraj served as president and chief executive officer of NetContinuum, a leading provider of web application firewalls, acquired by Barracuda Networks (“CUDA”) in 2007. Mr. Nagaraj also served as vice president of product development and marketing for Extreme Networks (“EXTR”); and as executive vice president of marketing and customer delivery for Ellacoya Networks. From 1995 to 2001, Mr. Nagaraj worked for PRTM, a leading management consulting firm focused on product and operations strategy, in various positions including associate, manager, principal and partner. He started his career in 1988 at Hewlett Packard as an engineer. Mr. Nagaraj received his Electrical Engineering degree from the Indian Institute of Technology, Bombay; a Master of Science degree from North Carolina State University; and his Master of Business Administration degree from Boston University. Mr. Nagaraj’s specific qualifications and experience to serve as an officer and a member of our Board of Directors include his technical and business management education and more than twenty-five years of experience with technology-based companies, including experience serving as an officer and a board member.

Tamara S. Allen has served as our Chief Financial Officer since April 2014 and has been our Controller since March 2005. Ms. Allen joined Sierra Monitor Corporation in January 1996. She holds a Bachelor of Science in Business Administration from University of Wisconsin with an emphasis in Financial Management. Prior to joining us, Ms. Allen held various finance and accounting positions at Philips Semiconductors and served on the board of directors for Horizon West Federal Credit Union. Ms. Allen’s experience and expertise in GAAP practice, financial SEC reporting, Sarbanes-Oxley, COSO, and board level financial reporting and analysis qualify her to serve as an officer of the Company.

Anders Axelsson joined Sierra Monitor Corporation as Vice President, Sales and Marketing in January 2014 from Echelon Corporation where he served from 2003 as senior vice president of worldwide sales, marketing and business development for Echelon’s control networking business, including its LonWorks portfolio. During his Echelon tenure Mr. Axelsson also served on LonMark International’s board of directors. Previously, he served as chief executive officer of PowerFile, Inc. and president and general manager of the Snap Division of Quantum Corporation. Mr. Axelsson worked for Honeywell/Measurex from 1992 to1999 in various senior management positions, including vice president, engineering, marketing and business development and president and managing director for EMEA sales and services. He also served in various management positions with the global engineering firm ABB where he started his career in Sweden as a software engineer. Mr. Axelsson holds a Bachelor of Science in Electrical Engineering from Jonkoping, Sweden and is a graduate of the Executive Program at the University of Michigan. Mr. Axelsson’s education, extensive industry and management experience, and officer level roles in previous employer companies qualify him to serve as an officer of the Company.

Michael C. Farr has served as Vice President of Operations at Sierra Monitor Corporation since 1986, having joined the company in 1983 as Operations Manager. He holds a Bachelor of Arts in Mathematics from the University of California, Los Angeles. Prior to joining us, Mr. Farr held operations management positions in Signetics Semiconductor Co. and Advanced Micro Devices. He is APICS Certified in Production and Inventory Management (“CPIM”). His strong production control and operations management background resulted in our attainment of ISO-9001 registration for our quality system and has supported our growth through multiple transitions of our supply chain process, partners, and systems. Mr. Farr’s extensive operations management experience and knowledge of our products, services and processes qualify him to serve as an officer of the Company.

C. Richard Kramlich has been a Director of the Company since 1980. Mr. Kramlich, who has more than thirty five years of venture capital experience, is a co-founder of New Enterprise Associates, a venture capital firm. Mr. Kramlich is presently a director of Zhone Technologies (“ZHNE”). He received a Master’s in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University. Mr. Kramlich’s specific qualifications and experience to serve as a member of our Board of Directors include over thirty years as managing general partner of a highly successful venture capital company, his membership on numerous boards of private and public companies, and over thirty years of participation on our Board of Directors.

Jay T. Last has been a Director of the Company since 1977. Mr. Last, who was one of the founders of Fairchild Semiconductor, is a retired technologist and business investor. Mr. Last received a Ph.D. in Physics from Massachusetts Institute of Technology. Mr. Last’s specific qualifications and experience to serve as a member of our Board of Directors include his participation in the founding of Fairchild Semiconductor, his involvement in the management and rapid expansion of a major public industrial conglomerate, and over thirty years of participation on our Board of Directors.

Robert C. Marshall has been a Director of the Company since 1998. Since 1997, Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm. Mr. Marshall received a Bachelor’s degree in Electrical Engineering from Heald Engineering and an MBA from Pepperdine University. Mr. Marshall’s specific qualifications and experience to serve as a member of our Board of Directors include his participation in the founding of the first redundant computer manufacturing company, his founding of a highly successful venture capital company, his involvement in the management and turn-around of various electronic companies and his eighteen years of participation on our Board of Directors.

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

With respect to the other information required by this Item 10, the sections entitled “Election of Directors Nominees”, “Information About Our Board of Directors – Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on May 17, 2016 are incorporated by reference herein.

The information required by this Item 10 regarding our code of business conduct is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 17, 2016 under the section entitled “Corporate Governance.”

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 17, 2016 under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

i. All compensation plans previously approved by security holders; and

ii. All compensation plans not previously approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,833,000	$1.78	720,320
Equity compensation plans not approved by security holders	-	-	-
Total	1,833,000	$1.78	720,320

The other information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 17, 2016 under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 17, 2016 under the section entitled “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference herein from our Proxy Statement for our Annual Meeting of Shareholders to be held on May 17, 2016 under the section entitled “Principal Accountant Fees and Services”.

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements.

See Item 8 of this Annual Report on Form 10-K.

Schedules.

Not applicable.

Index to Exhibits

Exhibit Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3(6)	Standard Industrial Lease dated April 4, 2003, by and between Sierra Monitor and Geomax.
10.4(7)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.
10.5(8)	Employment Offer Letter by and between Sierra Monitor and Anders B. Axelsson, dated December 18, 2013
10.6(9)	Employment Offer Letter by and between Sierra Monitor and Varun Nagaraj, dated May 15, 2014.
10.7(9)	Transition Agreement by and between Sierra Monitor and Gordon R. Arnold, dated July 7, 2014.
10.8(10)	Form of Indemnification Agreement by and between Sierra Monitor and its directors and certain of its executive officers.
10.9	Form of Restricted Stock Award Agreement
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.
(6)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION

Date: March 29, 2016	By:	/s/ Varun Nagaraj
Varun Nagaraj
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 29, 2016	Chief Executive Officer	By:	/s/ Varun Nagaraj
Varun Nagaraj

March 29, 2016	Chief Financial Officer	By:	/s/ Tamara S. Allen
Tamara S. Allen

March 29, 2016	Director	By:	/s/ Gordon R. Arnold
Gordon R. Arnold

March 29, 2016	Director	By:	/s/ C. Richard Kramlich
C. Richard Kramlich

March 29, 2016	Director	By:	/s/ Jay T. Last
Jay T. Last

March 29, 2016	Director	By	/s/ Robert C. Marshall
Robert C. Marshall

SIERRA MONITOR CORPORATION

Financial Statements

SIERRA MONITOR CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Sierra Monitor Corporation

We have audited the accompanying balance sheets of Sierra Monitor Corporation (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)

Newport Beach, California

March 29, 2016

SIERRA MONITOR CORPORATION

Balance Sheets

December 31, 2015 and 2014

	2015	2014
Assets
Current assets:
Cash	$4,883,373	$3,339,952
Trade receivables, less allowance for doubtful accounts of approximately $79,000 in 2015 and $72,000 in 2014, respectively	2,582,664	2,571,994
Inventories, net	2,842,449	2,896,614
Prepaid expenses	215,406	317,269
Income tax deposit	11,887	180,306
Deferred tax assets	308,486	207,231
Total current assets	10,844,265	9,513,366

Property and equipment, net	226,888	277,088
Other assets	365,960	342,546

Total assets	$11,437,113	$10,133,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$978,838	$814,090
Accrued compensation expenses	654,609	471,014
Other current liabilities	148,361	74,353
Total current liabilities	1,781,808	1,359,457

Deferred tax liability	164,341	138,125
Total liabilities	1,946,149	1,497,582

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,145,862 and 10,128,311 shares issued and outstanding at December 31, 2015 and 2014, respectively	10,146	10,128
Additional paid-in capital	3,772,435	3,399,179
Retained earnings	5,708,383	5,226,111
Total shareholders’ equity	9,490,964	8,635,418

Total liabilities and shareholders’ equity	$11,437,113	$10,133,000

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Income

For the Years Ended December 31, 2015 and 2014

	2015	2014
Net sales	$20,323,987	$19,330,444
Cost of goods sold	8,182,272	8,383,542
Gross profit	12,141,715	10,946,902
Operating expenses:
Research and development	2,369,996	2,301,026
Selling and marketing	5,030,102	4,873,314
General and administrative	3,107,313	3,007,588
	10,507,411	10,181,928
Income from operations	1,634,304	764,974
Interest income	344	134
Income before income tax expense	1,634,648	765,108
Income tax expense	747,068	454,007
Net income	$887,580	$311,101
Net income attributable to common shareholders per common share:
Basic	$0.09	$0.03
Diluted	$0.09	$0.03
Weighted-average number of shares used in per share computations:
Basic	10,132,361	10,106,811
Diluted	10,177,010	10,189,887

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2015 and 2014

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2014	10,104,311	$10,104	$3,031,056	$5,319,622	$8,360,782
Stock options exercised	24,000	24	13,376	–	13,400
Stock option compensation	–	–	354,747	–	354,747
Dividend paid	–	–	–	(404,612)	(404,612)
Net income	–	–	–	311,101	311,101
Balance as of December 31, 2014	10,128,311	10,128	3,399,179	5,226,111	8,635,418
Stock options exercised	17,551	18	12,632	–	12,650
Stock option compensation	–	–	360,624	–	360,624
Dividend paid	–	–	–	(405,308)	(405,308)
Net income	–	–	–	887,580	887,580
Balance as of December 31, 2015	10,145,862	$10,146	$3,772,435	$5,708,383	$9,490,964

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net income	$887,580	$311,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	211,445	238,108
Amortization	193,042	103,113
Bad debt expense	6,308	(6,817)
Provision for inventory losses	56,165	54,863
Stock-based compensation expense	360,624	354,747
Loss on disposal of fixed asset	750	1,248
Changes in operating assets and liabilities:
Trade receivables	(16,978)	(621,534)
Inventories	(2,000)	(210,642)
Prepaid expenses	101,863	(6,125)
Income tax deposit	168,419	(73,447)
Other assets	-	100,931
Deferred taxes	(75,039)	154,394
Accounts payable	164,748	125,076
Accrued compensation expenses	183,595	180,425
Other current liabilities	74,008	2,624
Net cash provided by operating activities	2,314,530	708,065

Cash flows from investing activities:
Purchases of property and equipment	(161,995)	(125,689)
Purchases of other assets	(216,456)	(272,891)
Net cash used in investing activities	(378,451)	(398,580)

Cash flows from financing activities:
Payment of dividend	(405,308)	(404,612)
Proceeds from exercise of stock options	12,650	13,400
Net cash used in financing activities	(392,658)	(391,212)

Net increase (decrease) in cash and cash equivalents	1,543,421	(81,727)

Cash – beginning of year	3,339,952	3,421,679
Cash – end of year	$4,883,373	$3,339,952

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$653,715	$373,059

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2015 and 2014

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

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological, regulatory and other business risks associated with such a company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the allowance for bad debts on trade receivables, net realization of inventory, realizability of long-lived assets, provision for warranty returns and deferred income tax asset valuation.

Concentrations

We currently maintain substantially all of our day to day operating cash with a major financial institution. At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $4,133,000 and $2,840,000 were in excess of such insured amounts at December 31, 2015 and 2014, respectively.

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

No customers exceeded 10% of the Company’s accounts receivable during the year ended December 31, 2015 while receivables from one customer based in the Middle East represented 29% of the Company’s accounts receivable as of December 31, 2014. No customers exceeded 10% of the Company’s sales during the year ended December 31, 2015 or 2014.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset. Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized and other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

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

Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification 360-10, Property, Plant and Equipment (“ASC 360-10”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. ASC 360-10 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2015 and 2014, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets. Also, no long-lived assets are held for sale. There can be no assurance however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

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

Gas Detection and Environment Control Services

Gas Detection and Environment Control Services consist of field service orders (technical support) and training, which are provided separately from product orders. Orders are accepted in the same forms as discussed for Gas Detection and Environment Control Products above with hourly prices fixed at the time of order. Revenue recognition occurs only when the service activity is completed. Such services are provided to current and prior customers, and, as noted above, creditworthiness has generally already been assessed. In cases where the probability of receiving payment is low, a credit card number is collected for immediate processing.

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

Deferred Revenue

When advance payments are received from customers, they are recorded as deferred revenue until the product is shipped.  At December 31, 2015 and 2014, the Company had received approximately $0 and $20,000, respectively, of such advance payments which are included in other current liabilities in the accompanying balance sheets.

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

For the years ended December 31, 2015 and 2014, the Company’s statements of income reflected an increase in salaries and benefits expense of $360,624 and $354,747, respectively, with a corresponding decrease in the Company’s income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company’s basic and diluted net income per share.

Compensation expense associated with stock options is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. At December 31, 2015, there was $982,246 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over the next 4 years.

Compensation expense associated with restricted stock is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. On December 21, 2015 the Company issued 118,000 restricted shares with a 4 year vesting schedule. There were no shares vested as of December 31, 2015 and, accordingly, no compensation expense associated with the restricted stock was recorded in 2015. There was $193,520 of total unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over the next 4 years.

Warranty

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company’s ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2015 and 2014, warranty reserve approximated $111,000 and $63,000, respectively, which is included in other current liabilities in the accompanying balance sheets.

Advertising Programs

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of income. Advertising expenses were approximately $173,000 for the year ended December 31, 2015 and approximately $263,000 for the year ended December 31, 2014.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying statements of income in accordance with ASC 605-45, Revenue Recognition.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when management estimates that future taxable income will not fully utilize deferred tax assets. No valuation allowance was deemed necessary as of December 31, 2015 and 2014.

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

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share for the years ended December 31, 2015 and 2014, respectively:

F-10

	2015	2014

Basic earnings per share – weighted-average number of shares of common stock outstanding	10,132,361	10,106,811
Effect of dilutive stock options	44,649	83,076

Diluted earnings per share – dilutive potential common shares	10,177,010	10,189,887

For purposes of calculating diluted earnings per share, there were no adjustments to net income.

For the years ended December 31, 2015 and December 31, 2014, options to acquire 1,457,500 and 1,464,000 shares of common stock, respectively, were not considered dilutive potential shares of common stock as their exercise prices were greater than the average market price of the Company’s common stock during the years then ended.

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

Fair Value of Financial Instruments and Certain Other Assets/Liabilities

ASC 825-10, Financial Instruments, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, trade receivables, accounts payable, accrued and other liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended December 31, 2015 and 2014, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

Subsequent Events

Management has evaluated events subsequent to December 31, 2015 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Significant Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This accounting standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this accounting standard will have on the Company’s financial position, results of operations or cash flows.

On February 25, 2016, the FASB issued ASU 2016-2, "Leases" (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year, and early adoption is permitted. Management has not yet determined the effect of this ASU on the Company's financial statements.

Note 2 – Inventories

A summary of inventories as of December 31 is as follows:

	2015	2014
Raw materials	$1,427,954	$1,370,867
Work in process	1,220,120	1,245,849
Finished goods	391,947	421,306
	3,040,021	3,038,022
Obsolescence reserve	(197,572)	(141,408)

	$2,842,449	$2,896,614

Note 3 - Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2015	2014
Machinery and equipment	$671,289	$781,161
Furniture, fixtures, and leasehold improvements	1,118,667	1,208,589

	1,789,956	1,989,750
Less accumulated depreciation and amortization	(1,563,068)	(1,712,662)

	$226,888	$277,088

Note 4 - Employee Stock Compensation Plan

During 2006, the shareholders adopted the 2006 Stock Plan. Options are granted under the 2006 Stock Plan at the fair market value of the Company’s common stock at the grant date, vest ratably over 4 years, and expire 10 years from the grant date.

As of December 31, 2015, there were 720,320 shares still available for grant under the Company’s 2006 Stock Plan. A summary of stock option transactions for the two years ended December 31, 2015 is as follows:

	Options	prices	exercise price
Balance as of January 1, 2014	629,500	0.23 – 2.65	1.56
Granted	1,200,000	1.76 - 2.15	1.87
Exercised	(24,000)	0.60 - 1.10	0.77
Forfeited or expired	(29,000)	1.50 - 1.75	1.63
Balance as of December 31, 2014	1,776,500	0.60 – 2.65	1.78
Granted	136,500	1.64	1.64
Exercised	(17,551)	1.10 - 1.30	1.16
Forfeited or expired	(65,449)	1.40 - 1.75	1.45
Balance as of December 31, 2015	1,830,000	1.10 – 2.65	1.78

Options outstanding that have vested and are expected to vest as of December 31, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	955,743	$1.77	7.2
Expected to vest	874,257	1.79	9.3
Total	1,830,000	1.78	7.4

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of ASC 718 which are estimated when compensation costs are recognized.

The following table summarizes information about the Company’s stock options outstanding under the 2006 Stock Plan as of December 31, 2015:

	Options outstanding			Options exercisable
Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
Exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$1.30 – 2.65	1,830,000	7.4	$1.78	955,743	$1.77

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2015 and 2014 approximated $0.63 and $0.69 per share respectively. The weighted average grant date fair values of options granted during the years ended December 31, 2015 and 2014 were $1.45 and $1.18 per share respectively. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2015	2014
Expected life	8 years	8 years
Estimated volatility	72%	90%
Risk-free interest rate	1.51%	1.65%
Dividends	$0.04	$0.04

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

The total intrinsic value of options exercised during 2015 and 2014 was $40,850 and 23,000, respectively.

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

As of December 31, 2015, future minimum lease payments are as follows:

Year ending
December 31,

2016	256,844
2017	279,676
2018	94,140
$630,660

Rent expense was approximately $381,000 in 2015 and $364,000 in 2014, which is apportioned to the various departments in the accompanying statements of income.

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

Note 6 – Line-of-Credit

As of December 31, 2015, the Company has a $2,000,000 line of credit, secured by substantially all assets of the Company, and bears interest at the bank’s prime rate (3.50% at December 31, 2015) less 0.5% or LIBOR plus 2.5%. The line of credit matures on August 1, 2017 and requires compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and to satisfy quarterly profitability test. At December 31, 2015 and 2014, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

Note 7 - Income Taxes

The components of income tax expense consist of the following for the years ended December 31:

	2015	2014

Current:
Federal	$638,410	$237,748
State	183,697	61,865

Total current	822,107	299,613

Deferred:
Federal	(69,058)	135,279
State	(5,981)	19,115

Total deferred	(75,039)	154,394

Total Income Tax	$747,068	$454,007

At December 31, 2015 and 2014, the Company had no federal or state net operating loss carry-forwards.

The tax effects of temporary differences that gave rise to significant portions of net deferred tax assets at December 31, 2015 and 2014 are as follows:

	2015	2014
Accruals and reserves	$247,486	$182,950
State taxes	61,000	24,281
Property, plant and equipment	(164,341)	(138,125)

Total Deferred Tax Assets	$144,145	69,106

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical income and projections for future taxable income over the periods to which the deferred tax assets are applicable, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Company and, therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2015 and 2014.

The Company is no longer subject to U.S. federal income tax examination for years before 2010 and state and local tax examinations before 2009. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry-forward amount.

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2015	2014

Computed tax expense	$555,780	$260,137
Nondeductible items and other	74,569	137,168
Current and deferred state taxes, net of federal benefit	116,719	56,702
Total Income Tax Expense	$747,068	$454,007

Note 8 - Segment Reporting

The Company’s chief operating decision-maker is the Company’s CEO. The CEO reviews financial information presented on an entity-level basis for purposes of making operating decisions and assessing financial performance. The entity-level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: Industrial Internet of Things (IIoT) solutions.

In addition, the CEO reviews the following information on revenues by product category.

	2015	2014

Gas detection devices	$8,828,050	$9,178,681
Environmental controllers	672,161	557,904
FieldServers	10,823,776	9,593,859
	$20,323,987	$19,330,444

The Company sells its products to companies located primarily in the United States. For the years ended December 31, 2015 and 2014, sales to international customers were 24% and 28%, respectively.

Exhibit Index.

Exhibit Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3(6)	Standard Industrial Lease dated April 4, 2003, by and between Sierra Monitor and Geomax.
10.4(7)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.
10.5(8)	Employment Offer Letter by and between Sierra Monitor and Anders B. Axelsson, dated December 18, 2013
10.6(9)	Employment Offer Letter by and between Sierra Monitor and Varun Nagaraj, dated May 15, 2014.
10.7(9)	Transition Agreement by and between Sierra Monitor and Gordon R. Arnold, dated July 7, 2014.
10.8(10)	Form of Indemnification Agreement by and between Sierra Monitor and its directors and certain of its executive officers.
10.9	Form of Restricted Stock Award Agreement
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.
(6)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014.