Form 10-Q
period 2016-03-31
SIERRA MONITOR CORP /CA/
filed 2016-05-16
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

or

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

(408) 262-6611

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the issuer’s common stock, as of May 13, 2016, was 10,145,862.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

Assets	March 31, 2016 (unaudited)	December 31, 2015
Current assets:
Cash	$4,152,745	$4,883,373
Trade receivables, less allowance for doubtful accounts of approximately $79,000 at March 31, 2016 and December 31, 2015	2,795,160	2,582,664
Inventories, net	3,037,759	2,842,449
Prepaid expenses	325,590	215,406
Income tax deposit	25,958	11,887
Deferred income taxes - current	308,486	308,486
Total current assets	10,645,698	10,844,265

Property and equipment, net	189,915	226,888
Other assets	316,473	365,960
Total assets	$11,152,086	$11,437,113
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$942,457	$978,838
Accrued compensation expenses	497,992	654,609
Other current liabilities	157,786	148,361
Total current liabilities	1,598,235	1,781,808

Deferred tax liability	164,341	164,341
Total liabilities	1,762,576	1,946,149

Commitments and contingencies Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,145,862 shares issued and outstanding, at March 31, 2016 and December 31, 2015.	10,146	10,146
Additional paid-in capital	3,870,568	3,772,435
Retained earnings	5,508,796	5,708,383
Total shareholders’ equity	9,389,510	9,490,964
Total liabilities and shareholders’ equity	$11,152,086	$11,437,113

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Net sales	$4,540,997	$4,927,787
Cost of goods sold	1,912,780	1,981,927
Gross profit	2,628,217	2,945,860
Operating expenses
Research and development	699,921	566,081
Selling and marketing	1,256,433	1,184,678
General and administrative	769,139	776,254
	2,725,493	2,527,013
(Loss) income from operations	(97,276)	418,847
Interest income	53	32
(Loss) income before income taxes	(97,223)	418,879
Income tax provision	905	205,384
Net (loss) income	$(98,128)	$213,495
Net (loss) income available to common shareholders per common share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02
Weighted average number of common shares used in per share computations:
Basic	10,145,862	10,128,311
Diluted	10,145,862	10,143,097

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(98,128)	$213,495
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	92,315	108,584
Provision for doubtful accounts	-	6,308
Provision for inventory losses	22,500	11,165
Stock-based compensation expense	98,133	94,582
Change in operating assets and liabilities:
Trade receivables	(212,496)	116,648
Inventories	(217,810)	192,057
Prepaid expenses	(110,184)	38,911
Accounts payable	(36,381)	89,342
Accrued compensation expenses	(156,617)	(15,161)
Income taxes payable	(14,071)	200,295
Other current liabilities	9,425	8,252
Net cash (used in) provided by operating activities	(623,314)	1,064,478
Cash flows from investing activities:
Purchases of property and equipment	(6,455)	(123,732)
Other long term assets	-	(96,247)
Other assets	600	(33,472)
Net cash used in investing activities	(5,855)	(253,451)
Cash flows from financing activities:
Dividend payout	(101,459)	(101,283)
Net cash used in financing activities	$(101,459)	$(101,283)
Net (decrease) increase in cash and cash equivalents:	(730,628)	709,744
Cash and cash equivalents at beginning of period:	$4,883,373	$3,339,952
Cash and cash equivalents at end of period:	$4,152,745	$4,049,696

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

March 31, 2016

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company,” “we,” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. Amounts related to disclosure of December 31, 2015 balances within these interim condensed financial statements were derived from the audited 2015 financial statements and notes thereto. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

Summary of Business

Sierra Monitor Corporation addresses the industrial and commercial facilities management market with Internet of Things solutions that connect and protect high-value infrastructure assets.

The Company’s FieldServer family of protocol gateways is used by system integrators and original equipment manufacturers (“OEMs”) to enable local and remote monitoring and control of assets and facilities.   With more than 100,000 products, supporting over 140 protocols such as BACnet, LonWorks, MODBUS, and XML in commercial and industrial facilities, FieldServer is the industry’s leading multi-protocol gateway. The FieldServer multi-protocol gateway uses specialized embedded software on proprietary hardware platforms. Embedded software enables data transfer between various devices and sub-systems within a facility by bridging between different protocols and physical media, and additionally enables the devices and sub-systems in the facility to connect to the cloud over Internet Protocol (IP) networks for remote monitoring, control, and analytics.  Offering embedded software on proprietary hardware platforms allows the Company to increase the value proposition while protecting its intellectual property. The FieldServer gateway is also available to OEMs as modules for installation in customer devices and controllers.

The Company’s Sentry IT fire and gas detection solutions are used by industrial and commercial facilities managers to protect their personnel and assets. The solution consists of proprietary system hardware that runs embedded controller and gateway software, detector modules that sense the presence of various toxic and combustible gases and flames, connectivity between the modules and the controller, and a user interface and applications that a facility manager can interact with, either locally on site or remotely over the Internet. The complex software embedded in the various products facilitates system-wide functions such as calibration, alarm detection, notification, and mitigation. With more than 100,000 detector modules sold, the Company’s fire and gas detection solutions are deployed in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages, and other sites where hazardous gases are used or produced.  The Company’s solutions are also sold to telecommunication companies and their suppliers to manage environmental and security conditions in small structures, such as local DSL distribution nodes and buildings at cell tower sites.

The Company was founded in 1978 and its common stock is quoted on the OTC Bulletin Board under the symbol “SRMC”.

Accounting Policies

a)	Revenue Recognition

A detailed discussion of our revenue recognition policies is contained in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under Critical Accounting Policies below. The discussion is incorporated herein by reference.

b)	Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2015 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 30, 2016, that are required to be adopted during the year ended December 31, 2016, did not have or are not expected to have a significant impact on the Company’s 2016 financial statements.

c)	Employee Stock-Based Compensation

In March 2016, the Company’s 2006 Stock Plan expired. In April 2016, the Company’s board of directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 Shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan becomes effective, expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Consequently, as of March 31, 2016, no shares were available for issuance under the 2006 Stock Plan or the 2016 Stock Plan. Options are granted under our 2006 Stock Plan and 2016 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the three-month periods ended March 31, 2016 and 2015, general and administrative expenses included stock based compensation expense of $98,133 and $94,582, respectively, decreasing the Company's income before income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company’s basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2016 and 2015.

d)	Subsequent Events

Management has evaluated events subsequent to March 31, 2016 through the date that the accompanying condensed financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories is as follows:

	March 31, 2016 (unaudited)	December 31, 2015
Raw materials	$1,478,932	$1,427,954
Work-in-process	919,537	808,335
Material at vendor	488,422	411,785
Finished goods	370,940	391,947
Less: Allowance for obsolescence reserve	(220,072)	(197,572)
	$3,037,759	$2,842,449

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

At March 31, 2016, there were no options to acquire shares of common stock that were considered potentially dilutive due to the net loss for the quarter. At March 31, 2015, outstanding options to acquire 1,678,500 shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2016 and 2015, respectively:

	Three months ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Basic EPS – weighted-average number of common shares outstanding	10,145,862	10,128,311
Effect of dilutive potential common shares – stock options outstanding	-	14,786
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,145,862	10,143,097

Concentrations

No customer made up more than 10% of accounts receivable at March 31, 2016 and at March 31, 2015. No customer made up more than 10% of net sales for the three-month periods ended March 31, 2016 and March 31, 2015.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of $3,403,000 and $4,133,000 were in excess of such insured amounts at March 31, 2016 and December 31, 2015, respectively.

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended
	March 31, 2016 (unaudited)	March 31, 2015 (unaudited)
Instrumentation	$2,067,584	$2,332,762
FieldServers	2,473,413	2,595,025
	$4,540,997	$4,927,787

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2016 and there were no outstanding balances at March 31, 2016 and December 31, 2015. As of March 31, 2016, the Company was in compliance with the financial covenants of the line of credit.

Stock Option Grants

No stock options were granted during the three-month period ended March 31, 2016 and a total of 100,000 stock options were granted during the three-month period ended March 31, 2015.

Stock Option Exercises and Expirations

No stock options were exercised and 20,500 options expired during the three-month period ended March 31, 2016. No stock options were exercised and 18,000 options expired during the three-month period ended March 31, 2015.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements. Such forward-looking statements include any expectations of operating and non-operating expense, including research and development expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items; any statements concerning future sales levels and timingand demand for our products; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to our positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors identified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three months ended March 31, 2016, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $4,540,997 compared to $4,927,787 for the three months ended March 31, 2015. The results for the first quarter of fiscal 2016 represent an 8% decrease from the same period in the prior year.

Sales of gas detection products, including industrial accounts, military sales and environment controllers for telephone company applications decreased by approximately 11% in the first quarter of 2016 compared to the same period in 2015. Sales to industrial accounts were 13% lower, military sales were 10% lower, and sales of environmental controllers were 22% higher in the first quarter of 2016 compared to the same period in 2015. Our sales to the U.S. Navy are dependent upon military spending and fluctuate as a result. The decline in industrial gas detection products was primarily due to a decline in sales in the international region.

Sales of our FieldServer product line decreased by 5% in the first quarter of 2016 compared to the first quarter of 2015. FieldServer units include box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for building automation integration and are generally sold to integrators. OEM modules are sold to companies that integrate our products into their commercial offerings. Box product sales decreased by approximately 5% in the three-month period ended March 31, 2016 on a year-over-year basis. OEM module sales decreased by approximately 8% in the first quarter of 2016 compared to the first quarter of 2015 with weakness in international sales and a slow start in the Americas.

Gross profit for the three-month period ended March 31, 2016 was $2,628,217, or 58% of net sales, compared to $2,945,860, or 60% of net sales, for the same period in the previous year. Our gross margin in the first quarter of 2016 is within our historical range of 56-60%.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $699,921, or 15% of net sales, for the three-month period ended March 31, 2016, compared with $566,081, or 11% of net sales, in the comparable period in 2015. We have increased our research and development expenses to support new product innovation required to support our planned revenue growth in 2017 and beyond.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three-month period ended March 31, 2016 were $1,256,433, or 28% of net sales, compared to $1,184,678, or 24% of net sales, in the same period in the prior year. Selling and marketing expenses remained relatively flat compared to the first quarter of 2015 though we made changes within the sales organization to align resources with opportunities.

General and administrative expenses for the first quarter of 2016 were $769,139, or 17% of net sales, compared to $776,254, or 16% of net sales, in the same period in the prior year. General and administrative expenses remained relatively flat in first quarter of 2016 compared to the same period in 2015.

Loss from operations for the three-month period ended March 31, 2016 was $97,276, or (-2)% of net sales, compared to income of $418,847, or 8% of net sales, in the same period in the prior year. The loss is primarily the result of lower net sales. Net loss for the three-month period ended March 31, 2016 was $98,128, or approximately (-2)% of net sales, compared to net income of $213,495, or approximately 4% of net sales, for the same period in the prior year.

Liquidity and Capital Resources

During the three months ended March 31, 2016, net cash used by operating activities was approximately $623,000 compared to approximately $1,064,000 net cash provided by operating activities for the same period in 2015. Working capital was approximately $9,047,000 at March 31, 2016, a decrease of approximately $15,000 from December 31, 2015. At March 31, 2016, our balance sheet reflected approximately $4,153,000 of cash and $2,795,000 of net trade receivables. At December 31, 2015, our total cash on hand was approximately $4,883,000 and our net trade receivables were approximately $2,583,000. The difference in the cash flow and balance sheet in first quarter of 2016 compared with the first quarter of 2015 was due to a number of factors including a net loss for the period, increased net receivables, increased inventory, and decreased taxes payable.

At March 31, 2016, we had no long term liabilities except for deferred tax liabilities.

We maintain a line of credit with a commercial bank in the maximum amount of $2,000,000. No borrowings have been made under our line of credit during the first three months of fiscal year 2016 and there were no outstanding balances at March 31, 2016 and December 31, 2015. As of March 31, 2016, we were in compliance with the financial covenants of the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least January 1, 2017. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in an increase or decrease to our liquidity in any material way.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the condensed financial statements:

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Varun Nagaraj, our principal executive officer, and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Nagaraj and Ms. Allen concluded that, as of March 31, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Date Filed

3.1	Articles of Incorporation of the Registrant.	10-K	3.1	March 23, 1990

3.2	Bylaws of the Registrant.	10-K	3.2	March 30, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

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

SIERRA MONITOR CORPORATION
Registrant

Date: May 13, 2016	By:	/s/ Varun Nagaraj
Varun Nagaraj
President
Chief Executive Officer

Date: May 13, 2016	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer