Form 10-Q
period 2016-06-30
SIERRA MONITOR CORP /CA/
filed 2016-08-15
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

or

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

Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock, as of August 15, 2016 was 10,145,862.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Current assets:
Cash	$4,327,076	$4,883,373
Trade receivables, less allowance for doubtful accounts of approx. $79,000 at June 30, 2016 and December 31, 2015	2,570,163	2,582,664
Inventories, net	2,877,848	2,842,449
Prepaid expenses	285,999	215,406
Income tax deposit	159,929	11,887
Deferred income taxes - current	308,486	308,486
Total current assets	10,529,501	10,844,265

Property and equipment, net	187,641	226,888
Other assets	269,098	365,960
Total assets	$10,986,240	$11,437,113
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$807,866	$978,838
Accrued compensation expenses	478,750	654,609
Other current liabilities	145,693	148,361
Total current liabilities	1,432,309	1,781,808

Deferred tax liability	164,341	164,341
Total liabilities	1,596,650	1,946,149

Commitments and contingencies Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,145,862 shares issued and outstanding, at June 30, 2016 and December 31, 2015.	10,146	10,146
Additional paid-in capital	3,967,691	3,772,435
Retained earnings	5,411,753	5,708,383
Total shareholders’ equity	9,389,590	9,490,964
Total liabilities and shareholders’ equity	$10,986,240	$11,437,113

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	$4,818,592	$5,016,999	$9,359,589	$9,944,786
Cost of goods sold	2,022,418	2,033,284	3,935,198	4,015,211
Gross profit	2,796,174	2,983,715	5,424,391	5,929,575
Operating expenses
Research and development	680,441	574,965	1,380,362	1,141,046
Selling and marketing	1,216,580	1,308,946	2,473,013	2,493,624
General and administrative	828,098	755,207	1,597,237	1,531,461
	2,725,119	2,639,118	5,450,612	5,166,131
Income (loss) from operations	71,055	344,597	(26,221)	763,444
Interest income	150	31	203	63
Income (loss) before income taxes	71,205	344,628	(26,018)	763,507
Income tax provision	66,789	175,577	67,694	380,961
Net income (loss)	$4,416	$169,051	$(93,712)	$382,546
Net income (loss) available to common shareholders per common share
Basic:	$0.00	$0.02	$(0.01)	$0.04
Diluted:	$0.00	$0.02	$(0.01)	$0.04
Weighted average number of common shares used in per share computations
Basic:	10,145,862	10,128,311	10,145,862	10,128,311
Diluted:	10,147,539	10,144,109	10,145,862	10,140,638

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(93,712)	$382,546
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	179,505	212,635
Provision for doubtful accounts	-	6,308
Provision for inventory losses	(21,411)	47,165
Stock-based compensation expense	195,256	188,862
Change in operating assets and liabilities:
Trade receivables	12,501	277,704
Inventories	(13,988)	148,443
Prepaid expenses	(70,593)	104,200
Income tax deposit	(148,042)	45,873
Accounts payable	(170,972)	74,775
Accrued compensation expenses	(175,859)	206,913
Other current liabilities	(2,668)	3,860
Net cash (used in) provided by operating activities	(309,983)	1,699,284
Cash flows from investing activities:
Purchases of property and equipment	(43,996)	(128,833)
Other assets	600	(183,570)
Net cash used in investing activities	(43,396)	(312,403)
Cash flows from financing activities:
Dividend payout	(202,918)	(202,566)
Net cash used in financing activities	$(202,918)	$(202,566)
Net (decrease) increase in cash and cash equivalents:	(556,297)	1,184,315
Cash and cash equivalents at beginning of period:	$4,883,373	$3,339,952
Cash and cash equivalents at end of period:	$4,327,076	$4,524,267

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

June 30, 2016

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

In March 2016, the Company’s 2006 Stock Plan expired. In April 2016, the Company’s board of directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 Shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan becomes effective, expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Options granted under our 2006 Stock Plan and 2016 Stock Plan are at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the six-month periods ended June 30, 2016 and 2015, general and administrative expenses included stock based compensation expense of $195,256 and $188,862, respectively, decreasing the Company's income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the six-month periods ended June 30, 2016 and 2015.

d)	Subsequent Events

Management has evaluated events subsequent to June 30, 2016 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories follows:

	June 30, 2016	December 31, 2015
Raw materials	$1,460,856	$1,427,954
Work-in-process	814,566	808,335
Materials at vendor	515,590	411,785
Finished goods	285,497	391,947
Less: Allowance for obsolescence reserve	(198,661)	(197,572)
	$2,877,848	$2,842,449

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

At June 30, 2016 and 2015, outstanding options to acquire 1,788,000 and 1,514,000, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2016 and 2015, respectively:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Basic EPS – weighted-average number of common shares outstanding	10,145,862	10,128,311	10,145,862	10,128,311
Effect of dilutive potential common shares – stock options outstanding	1,677	15,798	-	12,327
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,147,539	10,144,109	10,145,862	10,140,638

Concentrations

No customer made up more than 10% of accounts receivable at June 30, 2016 and two customers each made up more than 10% of accounts receivable at December 31, 2015. No customers made up more than 10% of net sales for the six-month period ended June 30, 2016 or June 30, 2015.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of $3,577,000 and $4,133,000 were in excess of such insured amounts at June 30, 2016 and December 31, 2015, respectively.

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Instrumentation	$2,199,892	$2,333,754	$4,267,476	$4,666,516
FieldServers	2,618,700	2,683,245	5,092,113	5,278,270
	$4,818,592	$5,016,999	$9,359,589	$9,944,786

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first six months of fiscal year 2016 and there were no outstanding balances at June 30, 2016 and December 31, 2015. As of June 30, 2016, the Company was in compliance with the financial covenants to which it is subject under the line of credit.

Stock Option Grants

No options were granted during the three-month and six-month periods ended June 30, 2016. Additionally, no options were granted during the three-month period ended June 30, 2015, however, a total of 100,000 stock options were granted during the six-month period ended June 30, 2015.

Stock Option Exercise and Expiration

No stock options were exercised in the six-month period ended June 30, 2016. During the same period, 27,500 options expired.

Additionally, no stock options were exercised in the six-month period ended June 30, 2015. During the same period, 32,000 options expired.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements. Such forward-looking statements include any expectations of operating and non-operating expense, including research and development expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items; any statements concerning future sales levels and timing and demand for our products; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to our positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors identified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three-month period ended June 30, 2016, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $4,818,592 compared to $5,016,999 for the three-month period ended June 30, 2015. For the six-month period ended June 30, 2016, net sales were $9,359,589 compared with $9,944,786 for the six-month period ended June 30, 2015. The sales results for the three-month period ended June 30, 2016 represent a decrease of 4% compared to the same period in 2015. The sales results for the six-month period ended June 30, 2016 represent a 6% decrease compared to the same period in 2015.

Sales of gas detection products, including industrial accounts, military sales and environment controllers for telephone company applications, decreased by approximately 6% in the second quarter of 2016 compared to the same period in 2015. In the first half of 2016, sales of gas detection products were 9% lower than the same period in 2015. During the first half of 2016, we experienced some project delays in our core North American business, and recognized lower sales in the Middle East and Latin America primarily due to reduced infrastructure investment in the oil and gas sector and increased competition.

Sales of our FieldServer product line decreased 2% in the second quarter of 2016 compared to the second quarter of 2015. In the first half of 2016, sales of FieldServer products decreased approximately 4% compared with the same period in 2015. FieldServer units include box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for building automation projects and are generally sold to integrators. OEM modules are sold to companies that integrate our products into their commercial offerings. We increased the number of new OEM design wins in the first half of 2016 relative to the number of design wins in the first half of 2015. We believe that design wins are critical to our business because they help to offset design-outs that occur from time-to-time as OEMs modify their designs or introduce alternate products. However, in the first half of 2016, revenues from design-in OEM projects did not sufficiently offset revenue losses as a result of design-outs. In the quarter ended June 30, 2016, we initiated a beta program for our FieldPoP service with our OEM customers, and intend to expand the number of participants in this program in future periods.

Gross profit for the three-month period ended June 30, 2016 was approximately $2,796,000, or 58% of net sales, compared to approximately $2,984,000, or 59% of net sales, in the same period in the previous year. Gross profit for the six-month period ended June 30, 2016 was approximately $5,424,000, or 58% of net sales, compared to approximately $5,930,000, or 60% of net sales, in the same period in the previous year. Gross margins were negatively impacted by specific decisions around customer product upgrades to enhance customer loyalty for the long-term.

Expenses for research and development, which include new product development and engineering to sustain existing products, were approximately $680,000, or 14% of net sales, for the three-month period ended June 30, 2016 compared to approximately $575,000, or 11% of net sales, in the comparable period in 2015. In the six-month periods ended June 30, 2016 and June 30, 2015, research and development expenses were approximately $1,380,000, or 15% of net sales, and approximately $1,141,000, or 11% of net sales, respectively. Our increased research and development spending is consistent with our strategy of developing products that we anticipate will have a positive impact on revenues in future periods. We introduced the FieldPoP service in Q1 2016 and will be beta testing and enhancing the product throughout 2016. Additionally, we introduced the Red Owl line of flame detectors in Q2 2016 and are in the process of certifying them with Nationally Certified Testing Laboratories (NRTL)

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were approximately $1,217,000, or 25% of net sales, for the three-month period ended June 30, 2016, compared to approximately 1,309,000, or 26% of net sales, in the comparable period in the prior year. For the six-month periods ended June 30, 2016 and June 30, 2015, selling and marketing expenses were approximately $2,473,000, or 26% of net sales, and approximately $2,494,000, or 25% of net sales, respectively. We maintained a flat level of spending between the first half of 2016 and the first half of 2016, while tuning our sales personnel and focus.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were approximately $828,000, or 17% of net sales, for the three-month period ended June 30, 2016 compared to approximately $755,000, or 15% of net sales, in the three-month period ended June 30, 2015. For the six-month periods ended June 30, 2016 and June 30, 2015, general and administrative expenses were approximately $1,597,000, or 17% of net sales, and approximately $1,531,000, or 15% of net sales, respectively. The increase in general and administrative expenses is a result of greater investment in our IT systems for enterprise reporting and product line management as well as an increase in legal fees.

In the three-month period ended June 30, 2016, our income from operations was approximately $71,000, representing a decrease of approximately $274,000 compared to our income from operations of approximately $345,000 in the three-month period ended June 30, 2015. In the six-month period ended June 30, 2016, our loss from operations was approximately $26,000 representing a decrease of approximately $790,000 compared to our income from operations of $763,000 in the six-month period ended June 30, 2015. The decrease in income in both the second quarter and first half of 2016 compared to the same periods in 2015 is due primarily to lower sales and gross margins.

After interest and tax provisions, our net income for the three-month period ended June 30, 2016 was approximately $4,000 compared to net income of approximately $169,000 in the same period of 2015. For the six-month period ended June 30, 2016, our net loss was approximately $94,000 compared to a net income of approximately $383,000 in the same period of 2015.

Liquidity and Capital Resources

During the six months ended June 30, 2016, net cash used by operating activities was approximately $310,000 compared to net cash provided by operating activities of approximately $1,699,000 for the same period in 2015. The change was due primarily to changes in income, income taxes payable and accrued compensation. Working capital was approximately $9,097,000 at June 30, 2016, an increase of approximately $35,000 from December 31, 2015. At June 30, 2016, our balance sheet reflected approximately $4,327,000 of cash and approximately $2,570,000 of net trade receivables. At December 31, 2015, our total cash on hand was approximately $4,883,000 and our net trade receivables were approximately $2,583,000.

At June 30, 2016, we had no long term liabilities except for deferred tax liabilities.

We maintain a line of credit with our commercial bank in the maximum amount of $2,000,000. No borrowings have been made under our line of credit during the first six months of fiscal year 2016 and there were no outstanding balances at June 30, 2016 and December 31, 2015. As of June 30, 2016, we were in compliance with the financial covenants of the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least January 1, 2017. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

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

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to determine whether it is adequate. We believe that we have demonstrated the ability to make reasonable and reliable estimates of allowances for doubtful accounts based on significant historical experience.

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

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Varun Nagaraj, our principal executive officer, and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Nagaraj and Ms. Allen concluded that, as of June 30, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIERRA MONITOR CORPORATION
Registrant

Date:	August 15, 2016	By:	/s/ Varun Nagaraj
Varun Nagaraj
President
Chief Executive Officer

Date:	August 15, 2016	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer