Form 10-Q
period 2016-09-30
SIERRA MONITOR CORP /CA/
filed 2016-11-14
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

or

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

Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of November 10, 2016, was 10,145,862.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

Assets	September 30, 2016 (unaudited)	December 31, 2015
Current assets:
Cash	$4,573,975	$4,883,373
Trade receivables, less allowance for doubtful accounts
of approximately $79,000 at September 30, 2016 and December 31, 2015, respectively	2,873,300	2,582,664
Inventories, net	2,528,331	2,842,449
Prepaid expenses	400,557	215,406
Income tax deposits	68,504	11,887
Deferred income taxes	308,486	308,486
Total current assets	10,753,153	10,844,265

Property and equipment, net	152,347	226,888
Other assets	227,563	365,960
Total assets	$11,133,063	$11,437,113

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$755,956	$978,838
Accrued compensation	628,826	654,609
Other current liabilities	158,780	148,361
Total current liabilities	1,543,562	1,781,808

Deferred tax liability	164,341	164,341
Total liabilities	1,707,903	1,946,149
Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,145,862 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	10,146	10,146
Additional paid-in capital	4,059,197	3,772,435
Retained earnings	5,355,817	5,708,383
Total shareholders' equity	9,425,160	9,490,964
Total liabilities and shareholders’ equity	$11,133,063	$11,437,113

 See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$5,063,617	$5,398,080	$14,423,206	$15,342,866
Cost of goods sold	2,183,511	2,165,225	6,118,709	6,180,436
Gross profit	2,880,106	3,232,855	8,304,497	9,162,430
Operating expenses
Research and development	736,136	605,803	2,116,498	1,746,849
Selling and marketing	1,240,436	1,303,203	3,713,449	3,796,827
General and administrative	766,872	826,830	2,364,109	2,358,291
	2,743,444	2,735,836	8,194,056	7,901,967
Income from operations	136,662	497,019	110,441	1,260,463
Interest income	285	43	488	106
Income before income taxes	136,947	497,062	110,929	1,260,569
Income tax provision	91,424	232,971	159,118	613,932
Net income (loss)	$45,523	$264,091	$(48,189)	$646,637
Net income (loss) available to common shareholders per common share
Basic:	$0.00	$0.03	$(0.00)	$0.06
Diluted:	$0.00	$0.03	$(0.00)	$0.06
Weighted average number of common shares used in per share computations
Basic:	10,145,862	10,128,311	10,145,862	10,128,311
Diluted:	10,147,576	10,214,894	10,145,862	10,211,764

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(48,189)	$646,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,568	309,688
Provision for bad debt expense	-	6,308
Provision for inventory losses	8,589	41,165
Stock based compensation expense	286,762	274,263
Changes in operating assets and liabilities:
Trade receivables	(290,636)	(181,318)
Inventories	305,529	79,151
Prepaid expenses	(185,151)	168,807
Income taxes payable	(56,617)	118,645
Accounts payable	(222,882)	4,305
Accrued compensation	(25,783)	303,798
Other current liabilities	10,419	53,403
Net cash provided by operating activities	44,609	1,824,852
Cash flows from investing activities:
Purchase of property and equipment	(46,229)	(137,888)
Purchase of other long-term assets	(4,001)	(187,086)
Other assets	600	(3,971)
Net cash used in investing activities	(49,630)	(328,945)
Cash flows from financing activities:
Dividends	(304,377)	(303,849)
Proceeds from exercise of stock options	-	12,650
Net cash used in financing activities	(304,377)	(291,199)
Net (decrease) increase in cash	(309,398)	1,204,708
Cash at beginning of period	4,883,373	3,339,952
Cash at end of period	$4,573,975	$4,544,660
Supplemental cash flow information
Cash paid for income taxes	$218,573	$495,315

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2016

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”, “Sierra Monitor”, “we” or “us”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. Amounts related to disclosure of December 31, 2015 balances within these interim condensed financial statements were derived from the audited 2015 financial statements and notes thereto. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

Summary of Business

Sierra Monitor Corporation, a California corporation, was founded in 1978. The Company addresses the industrial and commercial facilities management market with Industrial Internet of Things (IIoT) solutions that connect and protect high-value infrastructure assets.

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

For the nine-month periods ended September 30, 2016 and 2015, general and administrative expenses included stock based compensation expense of $286,762 and $274,263, respectively, decreasing the Company's income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. Stock based compensation expense negatively impacted earnings in the nine-month period ended September 30, 2016, which were approximately $0.03 per share basic and diluted.

d)	Subsequent Events

Management has evaluated events subsequent to September 30, 2016 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories follows:

	September 30, 2016	December 31, 2015
Raw materials	$1,381,774	$1,427,954
Work-in-process	622,286	808,335
Materials at vendor	387,179	411,785
Finished goods	343,253	391,947
Less: Allowance for obsolescence reserve	(206,161)	(197,572)
	$2,528,331	$2,842,449

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

At September 30, 2016 and 2015, outstanding options to acquire 1,472,500 and 1,459,000, shares of common stock, respectively, were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2016 and 2015, respectively:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Basic EPS – weighted-average number of common shares outstanding	10,145,862	10,128,311	10,145,862	10,128,311
Effect of dilutive potential common shares – stock options outstanding	1,714	86,583	-	83,453
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,147,576	10,214,894	10,145,862	10,211,764

Concentrations

No customer made up more than 10% of accounts receivable at September 30, 2016 and two customers each made up more than 10% of accounts receivable at December 31, 2015. No customer made up more than 10% of net sales for the nine-month periods ended September 30, 2016 and September 30, 2015.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $3,824,000 and $4,133,000 were in excess of such insured amounts at September 30, 2016 and December 31, 2015, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Instrumentation	$2,468,485	$2,439,995	$6,737,013	$7,126,283
FieldServers	2,595,132	2,958,085	7,686,193	8,216,583
	$5,063,617	$5,398,080	$14,423,206	$15,342,866

Line-of-Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first nine months of fiscal year 2016 and there were no outstanding balances at September 30, 2016 and December 31, 2015. As of September 30, 2016, the Company was in compliance with the financial covenants to which it is subject under the line of credit.

Stock Option Grants

No options were granted during the three and nine-month periods ended September 30, 2016. Similarly, no options were granted during the three-month period ended September 30, 2015, however, a total of 100,000 stock options were granted during the nine-month period ended September 30, 2015.

Stock Option Exercise and Expiration

In the nine-month periods ended September 30, 2016, no options were exercised. A total of 12,324 shares of common stock, were issued as a result of stock option exercises in the nine-month period ended September 30, 2015. During the same periods, 38,500 and 32,000 options expired, respectively.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements. Such forward-looking statements include any expectations of operating and non-operating expense, including research and development expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items; any statements concerning future sales and demand for our products; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to the Company’s positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those issues described under the heading “Critical Accounting Policies,” and those risk factors identified in Item 1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, as such section may be updated in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with, or furnished to, the SEC. We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Results of Operations

For the three-month period ended September 30, 2016, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $5,063,617 compared to $5,398,080 for the three-month period ended September 30, 2015. For the nine-month period ended September 30, 2016, net sales were $14,423,206 compared with $15,342,866 in the prior year nine-month period. The sales results for the three and nine-month periods ended September 30, 2016 represent a decrease of 6% compared to each of the same periods in 2015.

For the three-month period ended September 30, 2016, sales of our instrumentation products, including fire and gas detection, military sales and environment controllers, were approximately $2,468,000 compared to approximately $2,440,000 in the three-month period ended September 30, 2015, representing a 1% increase. For the nine-month period ended September 30, 2016, sales of our instrumentation products were approximately $6,737,000 compared to approximately $7,126,000 in the same period in 2015 representing a 5% decrease.

In the three-month period ended September 30, 2016, sales of FieldServer products were approximately $2,595,000 compared to approximately $2,958,000 in the same period in 2015, representing a 12% decrease. In the nine-month period ended September 30, 2016, sales of our FieldServer products were approximately $7,686,000, compared to approximately $8,217,000 in sales reported in the same period in 2015, representing a 6% decrease.

FieldServer sales include both box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for integration with building automation systems and are generally sold to building automation integrators. Strong increases in OEM sales offset lower sales of box products.

Gross profit for the three-month period ended September 30, 2016 was approximately $2,880,000, or 57% of net sales, compared to approximately $3,233,000, or 60% of net sales, in the same period in the previous year. Gross profit for the nine-month period ended September 30, 2016 was approximately $8,304,000, or 58% of net sales, compared to approximately $9,162,000, or 60% of net sales, in the same period in the previous year. Our gross margins are influenced primarily by product mix, discount level based on order size and sales channels. Generally sales to OEM accounts generate lower margins.

Expenses for research and development, which include new product development and engineering to sustain existing products, were approximately $736,000, or 15% of net sales, for the three-month period ended September 30, 2016 compared to approximately $606,000, or 11% of net sales, in the comparable period in 2015. In the nine-month periods ended September 30, 2016 and September 30, 2015, research and development expenses were approximately $2,116,000, or 15% of net sales, and approximately $1,747,000, or 11% of net sales, respectively. In the current year we have undertaken new product development related primarily to applying our FieldServer products for Internet of Things applications.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were approximately $1,240,000, or 24% of net sales for the three-month period ended September 30, 2016, compared to approximately $1,303,000, or 24% of net sales, in the comparable period in the prior year. For the nine-month periods ended September 30, 2016 and 2015, selling and marketing expenses were approximately $3,713,000, or 26% of net sales, and approximately $3,797,000, or 25% of net sales, respectively. There has been no significant change in our selling expenses in the three and nine-month periods ended September 30, 2016 compared to the same period in the prior year.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were approximately $767,000, or 15% of net sales, for the three-month period ended September 30, 2016 compared to approximately $827,000, or 15% of net sales, in the three-month period ended September 30, 2015. For the nine-month periods ended September 30, 2016 and September 2015, general and administrative expenses were approximately $2,364,000, or 16% of net sales, and approximately $2,358,000, or 15% of net sales, respectively. General and administrative expenses have decreased 7% in the three-month period and remained flat in the nine-month reporting periods ended September 30, 2016 compared to the same periods in 2015, primarily due to decreased salary and depreciation expenses partially offset by an increase in outsourced professionals.

In the three-month period ended September 30, 2016, our income from operations was approximately $137,000 compared to income from operations of approximately $497,000 for the three-month period ended September 30, 2015. In the nine-month period ended September 30, 2016, our income from operations was approximately $110,000 compared to income from operations of $1,260,000 in the nine-month period ended September 30, 2015. The decrease in income in the third quarter of 2016 compared to the third quarter of 2015 is due to lower sales and lower gross margins.

After interest income and provision for income tax expense, our net income for the three-month period ended September 30, 2016 was approximately $46,000 compared to net income of approximately $264,000 in the same period of 2015. For the nine-month period ended September 30, 2016, our net loss was approximately $48,000 compared to a net income of approximately $647,000 in the same period of 2015.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, net cash provided by operating activities was approximately $45,000 compared to approximately $1,825,000 for the same period in 2015. Working capital was approximately $9,210,000 at September 30, 2016, an increase of approximately $147,000 from December 31, 2015. At September 30, 2016, our balance sheet reflected approximately $4,574,000 of cash and approximately $2,873,000 of net trade receivables. At December 31, 2015, our total cash on hand was approximately $4,883,000 and our net trade receivables were approximately $2,583,000.

At September 30, 2016, we had no long term liabilities except for deferred income taxes.

We maintain a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under our line of credit during the first nine months of fiscal year 2016 and there were no outstanding balances at September 30, 2016 and December 31, 2015. As of September 30, 2016, we were in compliance with the financial covenants of the line of credit.

Historically, we have financed our operations principally from cash provided by our operating activities. We believe our existing cash and accounts receivable will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

a)	Revenue Recognition

We recognizes revenue when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; (b) delivery has occurred, based on shipping terms, or services have been rendered; (c) our price to the buyer is fixed or determinable, as documented on the accepted purchase order; and (d) collectability is reasonably assured. By product and service type, revenues are recognized when the following specific conditions are met:

Gas Detection and Environment Control Products

Gas detection and environment control products are sold as off-the-shelf products with prices fixed at the time of order. Orders delivered to us by phone, fax, mail or email are considered valid purchase orders and once accepted by us are deemed to be the final understanding between us and our customer as to the specific nature and terms of the agreed-upon sale transaction. Products are shipped and are considered delivered when (a) for FOB factory orders they leave our shipping dock or (b) for FOB customer dock orders upon confirmation of delivery.  The creditworthiness of customers is generally assessed prior to our acceptance of a customer’s first order. Additionally, international customers and customers who have developed a history of payment problems are generally required to prepay or pay through a letter-of-credit.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control Products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device.  The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServer products, which is common to every unit, and (ii) customized protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer. We do not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting because we do not believe that they have value on a stand-alone basis. The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware. Additionally, the software included in each sale is deemed to not require significant production, modification or customization, and therefore we recognize revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

FieldServer Services

FieldServer services consist of orders for custom development of protocol drivers.  Generally customers place orders for FieldServer products concurrently with their order for protocol drivers. However, if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in FieldServer Products above, but due to the non-recurring engineering aspect of the customized driver development, we are more likely to have a written evidence trail of a quotation and a hard copy order.  The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program.  When development of the driver is complete the customer participates in testing and provides written confirmation that the driver program meets its expectations.  The customer is then able to place or release orders for FieldServer product with the new driver loaded into it (see FieldServer Products above).  Revenues for driver development are billed and recognized only after the customer’s written confirmation is received. Collectability is reasonably assured as described in FieldServer Products above.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Varun Nagaraj, our principal executive officer, and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Nagaraj and Ms. Allen concluded that, as of September 30, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIERRA MONITOR CORPORATION
Registrant

Date:	November 14, 2016	By:	/s/ Varun Nagaraj
Varun Nagaraj
President
Chief Executive Officer

Date:	November 14, 2016	By:	/s/ Tamara S. Allen
Tamara S. Allen
TWChief Financial Officer

Page 15 of 19