Form 10-K/A
period 2015-12-31
SIERRA MONITOR CORP /CA/
filed 2016-12-14
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”) of Sierra Monitor Corporation (the “Company”) is being filed with the Securities and Exchange Commission (the “Commission”) to include a revised consent (the “Revised Consent”) of Squar Milner LLP, our independent registered public accounting firm, to correct the date of its report on the financial statements appearing in the Original Filing as referred to in its Consent filed as Exhibit 23.1 to the Annual Report.

This Amendment No. 1 consists of a cover page, this explanatory note, the Revised Consent, an updated Exhibit Index and new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 does not reflect events occurring after the date that the Original Filing was filed with the Commission, and does not modify or update the disclosures contained therein in any other way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION

Date: December 13, 2016	By:	/s/ Varun Nagaraj
Varun Nagaraj
Chief Executive Officer

Exhibit Index.

Exhibit Number	Description

3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3(6)	Standard Industrial Lease dated April 4, 2003, by and between Sierra Monitor and Geomax.
10.4(7)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.
10.5(8)	Employment Offer Letter by and between Sierra Monitor and Anders B. Axelsson, dated December 18, 2013
10.6(9)	Employment Offer Letter by and between Sierra Monitor and Varun Nagaraj, dated May 15, 2014.
10.7(9)	Transition Agreement by and between Sierra Monitor and Gordon R. Arnold, dated July 7, 2014.
10.8(10)	Form of Indemnification Agreement by and between Sierra Monitor and its directors and certain of its executive officers.
10.9(11)	Form of Restricted Stock Award Agreement
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(11)	XBRL Instance Document.
101.SCH(11)	XBRL Taxonomy Schema.
101.CAL(11)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(11)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(11)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(11)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.
(6)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014.
(11)	Previously filed as a like-numbered exhibit to the Original Filing and incorporated by reference herein.

- 3 -