Form 10-K
period 2016-12-31
SIERRA MONITOR CORP /CA/
filed 2017-03-22
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2016 was approximately $5,389,013 based upon the last reported sale price of $1.47 per share on the Over the Counter Bulletin Board, which occurred on June 30, 2016. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's common stock outstanding as of March 20, 2017 was 10,181,553.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 8, and information required under Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on or about May 31, 2017.

FORM 10-K

SIERRA MONITOR CORPORATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report. Forward-looking statements in this report include, among others, statements regarding the sufficiency of cash and accounts receivable, potential litigation expenses, methods, estimates and judgments in accounting policies, our internal control environment, effect of inflation and fluctuation in currency exchange rates on our results of operations, critical accounting policies, our dividend policy and other matters discussed under Part I, Item 1A “Risk Factors,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Our future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, changes in the economy and the credit market, investment and research and development plans and success, market position and penetration, strategic plans and objectives, operating margins, government and regulatory approvals or certifications, cyclical factors affecting our industry, our ability to identify, attract, motivate and retain qualified personnel, lack of growth in our end-markets, our ability to develop and manufacture, seasonality in our products, availability of components and materials used in our products, and our ability to sell both new and existing products at a profitable yet competitive price and other matters discussed under Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART I

Item 1.	Business.

General

Sierra Monitor Corporation, a California corporation (the “Company”, “Sierra Monitor”, “we” or “us”), was founded in 1978. The Company addresses the industrial and commercial facilities management market with Industrial Internet of Things (“IIoT”) solutions that target facility automation and facility safety requirements, also referred to as “Connect” and “Protect”.

Products and Applications

Our FieldServer family of protocol gateways, routers, and network explorers targets facility automation requirements, and is used by original equipment manufacturers (“OEMs”) and system integrators to enable local and remote monitoring and control of assets and facilities. The FieldServer family of products works with the FieldPoP™ device cloud portal; a cloud-based service that registers and manages FieldServer products, provides secure remote access to the local web-based applications that run on FieldServer products, and integrates with third-party applications over REST APIs. With more than 200,000 installed gateways supporting over 140 protocols such as BACnet, LonWorks, MODBUS, and XML in commercial and industrial facilities, FieldServer is the industry’s leading multi-protocol gateway brand and is delivered in a variety of form factors appropriate to the asset being interfaced. The intellectual property in FieldServer products is embodied in the proprietary embedded software that runs on a variety of customized hardware platforms with different connectivity options such as Serial, Ethernet, WiFi, or cellular. In addition to bridging data protocols between various assets or devices within a facility, the embedded software includes value-added “fog” or “local application” software for monitoring, logging, alarming, and trending local field data. Additionally, the embedded software enables the assets or devices in the facility to securely connect to third-party clouds and to Sierra Monitor’s own FieldPoP device cloud. The FieldPoP device cloud portal is a proprietary, secure, and scalable Software-as-a-Service (SaaS) product and is developed and deployed using the same core technologies and providers that are used by many of the world’s leading web sites and Internet-based services. In 2016, combined revenue from sales of our FieldServer family of products was approximately 54% of our sales compared to approximately 53% in 2015.

Our Sentry IT fire and gas detection solutions target facility safety requirements, and are used by industrial and commercial facilities managers to protect their personnel and assets. The motivation for installing gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health Administration, state and local governing bodies, insurance companies and various industry rule-making bodies. The solution consists of proprietary system hardware that runs embedded controller and gateway software, detector modules that sense the presence of various toxic and combustible gases and flames, connectivity between the modules and the controller, and a user interface and applications that a facility manager can interact with, either locally on site or remotely over the Internet. The complex software embedded in the various products facilitates system-wide functions such as calibration, alarm detection, notification, and mitigation. The controller software also includes local web-based applications that simplify management of the complete solution and a gateway to integrate the fire and gas detection solution with the facility’s local supervisory system or to Sierra Monitor’s FieldPoP device cloud portal. With more than 100,000 detector modules sold, our fire and gas detection solutions are deployed in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages and other sites where hazardous gases are used or produced.  Revenue from gas detection products was approximately 43% of our sales in 2016, compared to 43% in 2015.

Our solutions are also sold to telecommunication companies and their suppliers to manage environmental and security conditions such as temperature, gas, and smoke in remote structures such as local DSL distribution nodes and buildings at cell tower sites. Revenue from all products sold to the telecommunications industry was approximately 3% of our sales in 2016, compared to 3% in 2015.

Research and Development

We maintain research and development programs to develop new products and to enhance and support existing products. We use a core group of experienced engineers, supported by a dynamic network of third-party specialists with skills as needed by specific projects. Our research and development expenses, which include costs for sustaining engineering and technical support, were $2,950,651 or 15% of our sales in 2016, compared to $2,369,996 or 12% of our sales in 2015.

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

Our FieldServer products are sold to hundreds of OEMS and integrators who then use the product as part of their system integration projects. We target OEMs in North America and Europe and integrators worldwide through in-region sales managers supported by inside sales and customer support team at our headquarters in Milpitas, California. Our FieldServer products are also available from leading on-line catalog distributors of industrial products.

Our Sentry products are primarily sold to engineering and installation firms that utilize the products as part of larger fire and safety facility projects. Our in-region and headquarters-based sales teams work with a network of independent sales representatives and value-added resellers to identify and fulfill such opportunities. After-sale service is carried out by certified service partners. There are currently 25 authorized representative companies in the United States and approximately 27 international sales partners. The majority of our domestic representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products.

Our marketing activities include maintaining a comprehensive and search-optimized web site and social media presence, participating in relevant trade shows and events, issuing newsletters, blogging, conducting on-line seminars and other forms of communication, seeking press coverage, and developing tools to assist in the selling effort.

Our sales and marketing expenses for 2016 were $4,899,882 or 26% of revenue, compared to $5,030,102 or 25% of revenue in 2015.

We consider that we operate in one business segment. Substantially all of the revenues reported in Part II, Item 7 of this Annual Report on Form 10-K are attributable to sales to that single segment. See “Note 8: Segment Reporting” to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2016, we had a total of 79 full-time employees and consultants. At that date, 57 were located in Milpitas, California, and the rest were based out of regional offices.

Seasonality and Customer Concentration

The demand for monitoring devices and other products we manufacture is typically not seasonal. There were no customers to whom sales exceeded 10% of our net sales during 2016, or 2015. Factors affecting specific industries, such as telecommunications, building automation or petro-chemical processing, could affect our sales within any of those industries. Those factors may include, but are not limited to, a general economic downturn, labor problems, and rapid shifts in technology or introduction of competing products at lower prices.

Backlog

The commercial order backlog for our products at December 31, 2016 was approximately $4,647,653 compared to approximately $4,002,000 at December 31, 2015. The backlog includes orders for which we have not yet received engineering release from the customer. Since we generally ship many of our products within the same quarter that we receive a purchase order and engineering release from the customer, we believe that our backlog at any particular time is generally not indicative of the level of future sales.

Competition

The facility management market for automation and safety applications is highly competitive and generally price sensitive. The solutions that address this market compete on reliability, ease of use, product support, price, and increasingly, the ability to enable the IIoT vision.

Our FieldServer family of protocol gateway products competes in the building or industrial automation industries with products or alternate methods and technologies offered by, among others, Honeywell Tridium, Contemporary Controls, HMS, Control Solutions Inc., Loytec Electronics, and in some cases protocol gateway functionality developed in-house by device or system OEMs. In application areas outside of building and industrial automation where multi-protocol translation requirements are fewer, FieldServer protocol gateways may compete with gateways provided by companies such as Dell and Advantech. Our FieldPoP device cloud may compete with cloud-based platform offerings from companies such as PTC/ThingWorx, Amazon AWS IoT, Microsoft Azure IoT, Google Cloud, and other IoT startup companies.

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

Major Customers

No customers exceeded 10% of the Company’s accounts receivable during the years ended December 31, 2016, or December 31, 2015. No customers exceeded 10% of the Company’s sales during the years ended December 31, 2016 or December 31, 2015.

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

Economic Conditions: Continuing uncertainty about the global economy and political landscape increases the challenges and the financial risks facing us. These risks include potential postponement of spending by commercial, industrial and municipal customers; the loss of major customers; fluctuations in currency markets; product delays and costs from increasing lead times or material prices from suppliers; and inability of customers, including commercial contractors, to obtain credit to finance projects requiring our products. Additionally, low oil prices are negatively impacting construction of new oil and gas extraction, processing, and delivery facilities, slowing down large alternative fuel projects and resulting in cautious capital spending on fire and gas solutions, and putting pressure on product margin as suppliers seek to reduce total solution costs. These risks could have a material negative effect on the demand for our products and services.

Competitive Industry: The industry in which we compete is highly competitive and we expect such competition to continue in the future. Many of our competitors are larger than us and have substantially greater financial, technical, marketing and manufacturing resources. While the IIoT represents an opportunity for innovation and differentiation, it also implies a greater rate of change and the possibility of new competitors, ranging from venture capital backed startups to established technology companies. Even though we continue to invest in new products, there can be no assurance that there will be adequate demand or that certain of our products will not be rendered non-competitive or obsolete by our competitors or by the emergence of alternative approaches. Further, there is no guarantee that our research and development efforts or the associated costs will lead to increased sales or additional customers, or prevent erosion of competitive position of our products. In addition, our OEM customers may “design out” our FieldServer gateway products, replacing them with internally-designed technology. In order to maintain and grow the sales of our FieldServer products, we must maintain a new design-win rate that is in excess of the design-out rate. Our business and financial results may be adversely affected if our offerings do not keep pace with the rapidly changing IIoT landscape, if we are unable to compete with alternative third-party or internally-developed products, and if we are faced with pricing pressure in international markets.

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

(a) Market Information. Our common stock is quoted on the OTC Bulletin Board under the symbol "SRMC." There is not an active market for our common stock and there is only infrequent trading in limited volume. The high and low closing sales price, as reported by the OTC Bulletin Board system, of our common stock during each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices	High	Low
Quarter ended December 31, 2016	$1.85	$1.38
Quarter ended September 30, 2016	$1.75	$1.40
Quarter ended June 30, 2016	$1.55	$1.22
Quarter ended March 31, 2016	$2.00	$1.35

Quarter ended December 31, 2015	$1.88	$1.49
Quarter ended September 30, 2015	$1.88	$1.39
Quarter ended June 30, 2015	$1.70	$1.44
Quarter ended March 31, 2015	$1.70	$1.34

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Holders. As of March 21, 2017, there were approximately 126 shareholders of record of our common stock and the closing price of our common stock was $1.40. This figure does not include beneficial holders or common stock held in street names, as we cannot accurately estimate the number of these beneficial holders.

(c) Dividends. We adopted a dividend policy authorizing a quarterly cash dividend of $0.01 per share of common stock. Under this dividend policy, we have paid eighteen consecutive quarterly dividends of $0.01 per share of common stock. The last quarterly dividend was paid on February 15, 2017 to shareholders of record as of the close of business on February 1, 2017. This dividend represented a quarterly payout of $101,715 in aggregate, based on 10,171,551 shares outstanding. The cash dividend policy and payment of any future quarterly cash dividends will be at the discretion of the Board and will be dependent upon Sierra Monitor’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board.

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

Stock Option Plan

In March 2016, the Company’s 2006 Stock Plan expired. In April 2016 and in May 2016, the Company’s Board of Directors and the Company’s shareholders, respectively, approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan became effective, expired or otherwise terminated without having been exercised in full, or were forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Options granted under our 2006 Stock Plan and 2016 Stock Plan are at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date. On December 31, 2016, a total of 1,038,500 shares were available for grant.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Fiscal 2016 vs. Fiscal 2015

For the fiscal year ended December 31, 2016, our net sales were $19,184,442 compared to net sales of $20,323,987 in the prior fiscal year ended December 31, 2015. Net sales decreased approximately 5.6% in 2016 compared to the prior year. Our income from operations before interest income and income taxes was $75,100 in 2016, compared to operating income before interest income and income taxes of $1,634,304 in 2015. Net loss in 2016 was $90,932, or $(0.01) per share, compared to net income of $887,580, or $0.09 per share, in 2015.

Sales of our FieldServer products decreased approximately 4% in 2016 compared to 2015. FieldServer products are primarily sold to OEMs who develop a broad range of products relevant to facility automation, such as boilers, chillers, air handlers, lighting controls, generator sets, electric sub-meters, etc. FieldServer products are also bought by system integrators looking to connect various discrete automation sub-systems to a common facility management system. The decline in sales was mostly attributable to a reduction in our international business primarily as a result of pricing pressure. In North America, which is the focus of our product development-driven pivot to take advantage of the IIoT trend, we gained more than 20 new revenue-producing “design-in” customers to add to our more than 200 existing Original Equipment Manufacturer (OEM) customers, but were also designed out by a large legacy customer as they consolidated multiple products that used the FieldServer technology under a new in-house design. We met our target of initiating 20 or more beta trials for the FieldPoP device cloud portal in 2016. With beta customers also testing our FieldServer wireless gateways, we believe that our revamped product-line is more relevant to OEMs than before, and we expect to gain new OEM customers and win new product lines within existing OEMs. In 2016, revenue from FieldServer products was approximately 54% of our sales compared to approximately 53% in 2015.

Our sales of Sentry gas detection products, including sales to the military, decreased by 8% in 2016 compared to 2015. Sentry products are generally sold to engineering and installation firms who utilize the products as part of larger fire and safety projects in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages, and other sites where hazardous gases are used or produced. The decline in sales was partially attributable to low oil prices that depressed the alternative fuel market segment in North America and put pressure on our international project business. In 2017, we expect to see an increased level of activity in North America if alternative fuel and other infrastructure spending grows. We expect to derive incremental revenue from our flame detector product currently under certification testing. The projected availability of this product after agency certifications in 2017 is anticipated to improve our competitiveness in large projects that involve both fire and gas products, and has the potential to enable us to target flame-only applications within facility safety that we currently do not address. Integrating the FieldPoP device cloud with the Sentry product line bridges our automation and safety offerings and is expected to provide differentiation in the traditional safety market. We also hired a senior executive, Mike Nugent, formerly VP of North American sales for Emerson Rosemount Analytical products to drive new business development initiatives in safety. Revenue from gas detection products was approximately 43% of our sales in 2016, compared to 43% in 2015.

We also sell environment control products for high-value remote telecommunications buildings, including cell towers and underground vaults. Sales of environment control products for telecommunications buildings decreased by approximately 11% in 2016 compared to 2015. Sales of our products to telecommunications buildings are primarily a result of replacement and repair cycles at existing sites. Revenue from all products sold to the telecommunications industry was approximately 3% of our sales in 2016, compared to 3% in 2015.

Gross profit as a percent of sales was approximately 58% in 2016 and 60% in 2015. Our gross margins vary by product mix and channel of distribution. We did not experience any significant increase in costs for materials including electronic components, fabricated materials and contract assembly in 2016 compared to 2015. The major contributor to the reduction in gross margin was an increase in warranty costs as we accelerated our product refresh cycles for certain customer sites with competitive exposure, mostly in gas detection applications.

Research and development expenses, which include new product development and support for existing products, were $2,950,651 or 15% of net sales in the fiscal year ended December 31, 2016, compared to $2,369,996 or 12% of net sales in the fiscal year ended December 31, 2015. The growth in R&D spending in 2016 was primarily driven by our efforts on IIoT-specific initiatives such as the FieldPoP device cloud portal and new FieldServer wireless gateways and network explorers. Our R&D efforts in 2016 also included the development of a proprietary Sentry flame detector that is expected to have superior margins relative to the third-party flame detectors that we currently resell.

Selling and marketing expenses were $4,899,882 or 26% of net sales in 2016 compared to $5,030,102 or 25% of net sales in the prior year. The reduction in sales and market expenses was driven by a reduction in revenues from 2015 to 2016 resulted in the reduction of sales commissions paid to our sales teams and sales partners.

General and administrative expenses, which include professional fees and product and general liability insurance incurred by the company, were $3,106,265 or 16% of net sales in 2016, compared to $3,107,313 or 15% of net sales in 2015. We increased IT spending as we adopted a Product Line Management (PLM) system and enhanced reporting capabilities on our legacy Manufacturing Resource Planning (MRP) system. However, higher spending on IT and other professional services was completely offset by reduced compensation.

Our financial results reflect a revenue decrease of $1,139,545 and a decrease in income from operations of $1,559,204 over the prior year. All of our current deferred income tax benefits have been utilized. We are currently accruing income taxes at the maximum corporate rate.

Liquidity and Capital Resources

Our working capital at December 31, 2016 was $9,079,348 compared to working capital of $9,062,457 at December 31, 2015. We undertook no significant equity or long-term debt transactions in 2016.

Inventories on hand at December 31, 2016 were $2,443,774, a decrease of $398,675 compared to December 31, 2015. Current inventory levels are consistent with our historical experience.

Our net trade receivables at December 31, 2016 were $2,502,601 compared to $2,582,664 at December 31, 2015. Trade receivables, measured by days of sales outstanding, increased to 48 days at December 31, 2016 compared to 45 days at December 31, 2015.

At December 31, 2016, our balance sheet reflected $4,692,999 of cash on hand compared to $4,883,373 at December 31, 2015. The decrease in cash is due to an increase in prepaid expenses from $215,406 at December 31, 2015 to $575,177 at December 31, 2016. Income taxes paid totaled $243,573 during 2016 compared with $653,715 during 2015.

As of December 31, 2016, the Company has a $2,000,000 line of credit, secured by substantially all assets of the Company and bears interest at the bank's prime rate (3.25% at December 31, 2016) less 0.5% or LIBOR plus 2.5%. The line of credit matures on August 1, 2017 and requires compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and a quarterly profitability test. At December 31, 2016 and 2015, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least April, 2018. There are no current plans for significant capital equipment expenditures.

Inflation

We believe that inflation will not have a direct material effect on our results of operations.

The economic factors that could adversely impact our business in 2017 include, but are not limited to, currency fluctuations as we buy materials and sell products internationally and also fluctuations in materials prices.

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

At December 31, 2016 and 2015, we determined that, based on the profitable results and full utilization of the available deferred tax benefits, no valuation allowance against the remaining deferred tax asset is required.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, including the notes thereto, together with the report thereon of Squar Milner LLP, independent registered public accounting firm, attached to this Annual Report on Form 10-K as a separate section beginning on page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with Squar Milner LLP of the type required to be reported under this Item 9 since the date of their engagement.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of Varun Nagaraj, our principal executive officer and Tamara Allen, our principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report, Internal Control-Integrated Framework (1992). No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of December 31, 2016 based on the criteria set forth in COSO’s report Internal Control-Integrated Framework (1992).

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers such as us.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2016 that were not disclosed.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2016, based upon information furnished by such persons:

			Director or
Name	Principal Occupation or Employment	Age	Officer Since

Gordon R. Arnold	Director of the Company;	71	1984
	Executive Chairman and Secretary

Varun Nagaraj	Director of the Company; President	51	2014
	Chief Executive Officer

Tamara S. Allen	Chief Financial Officer	50	2014

Anders Axelsson	Vice President of Sales and Marketing	57	2014

Michael C. Farr	Vice President of Operations	59	1986

C. Richard Kramlich	Director of the Company	81	1980

Jay T. Last	Director of the Company	87	1977

Robert C. Marshall	Director of the Company	85	1998

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

With respect to the other information required by this Item 10, the sections entitled “Election of Directors Nominees”, “Information About Our Board of Directors – Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2017 Annual Meeting of Shareholders to be held on or about May 31, 2017 are incorporated by reference herein.

The information required by this Item 10 regarding our code of business conduct is incorporated by reference herein from our Proxy Statement for our 2017 Annual Meeting of Shareholders to be held on or about May 31, 2017 under the section entitled “Corporate Governance.”

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference herein from our Proxy Statement for our 2017 Annual Meeting of Shareholders to be held on or about May 31, 2017 under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

i.    All compensation plans previously approved by security holders; and

ii.   All compensation plans not previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,642,000	$1.81	1,038,500
Equity compensation plans not approved by security holders	-	-	-
Total	1,642,000	$1.81	1,038,500

The other information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our 2017 Annual Meeting of Shareholders to be held on or about May 31, 2017 under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference herein from our Proxy Statement for our 2017 Annual Meeting of Shareholders to be held on or about May 31, 2017 under the section entitled “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference herein from our Proxy Statement for our 2017 Annual Meeting of Shareholders to be held on or about May 31, 2017 under the section entitled “Principal Accountant Fees and Services”.

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements.

See Item 8 of this Annual Report on Form 10-K.

Schedules.

Not applicable.

Index to Exhibits

Exhibit Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3(6)	Standard Industrial Lease dated April 4, 2003, by and between Sierra Monitor and Geomax.
10.4(7)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.
10.5(8)	Employment Offer Letter by and between Sierra Monitor and Anders B. Axelsson, dated December 18, 2013.
10.6(9)	Employment Offer Letter by and between Sierra Monitor and Varun Nagaraj, dated May 15, 2014.
10.7(9)	Transition Agreement by and between Sierra Monitor and Gordon R. Arnold, dated July 7, 2014.
10.8(10)	Form of Indemnification Agreement by and between Sierra Monitor and its directors and certain of its executive officers.
10.9(11)	Form of Restricted Stock Award Agreement.
10.10(12)	Sierra Monitor Corporation 2016 Equity Incentive Plan and forms of award agreements thereunder.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.
(6)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2016.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION

Date: March 22, 2017	By:	/s/ Varun Nagaraj
Varun Nagaraj
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 22, 2017	Chief Executive Officer	By:	/s/ Varun Nagaraj
Varun Nagaraj

March 22, 2017	Chief Financial Officer	By:	/s/ Tamara S. Allen
Tamara S. Allen

March 22, 2017	Director	By:	/s/ Gordon R. Arnold
Gordon R. Arnold

March 22, 2017	Director	By:	/s/ C. Richard Kramlich
C. Richard Kramlich

March 22, 2017	Director	By:	/s/ Jay T. Last
Jay T. Last

March 22, 2017	Director	By	/s/ Robert C. Marshall
Robert C. Marshall

SIERRA MONITOR CORPORATION

Financial Statements

SIERRA MONITOR CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Sierra Monitor Corporation

We have audited the accompanying balance sheets of Sierra Monitor Corporation (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Monitor Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar Milner LLP

Newport Beach, California

March 22, 2017

SIERRA MONITOR CORPORATION

Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets
Current assets:
Cash	$4,692,999	$4,883,373
Trade receivables, less allowance for doubtful accounts of approximately $75,000 in 2016 and $79,000 in 2015, respectively	2,502,601	2,582,664
Inventories, net	2,443,774	2,842,449
Prepaid expenses	575,177	215,406
Income tax deposit	68,949	11,887
Deferred tax assets	249,967	308,486
Total current assets	10,533,467	10,844,265

Property and equipment, net	167,831	226,888
Other assets	202,875	365,960

Total assets	$10,904,173	$11,437,113

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$824,951	$978,838
Accrued compensation expenses	460,584	654,609
Other current liabilities	168,584	148,361
Total current liabilities	1,454,119	1,781,808

Deferred tax liability	88,802	164,341
Total liabilities	1,542,921	1,946,149

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,171,551 and 10,145,862 shares issued and outstanding at December 31, 2016 and 2015, respectively	10,172	10,146
Additional paid-in capital	4,139,527	3,772,435
Retained earnings	5,211,553	5,708,383
Total shareholders’ equity	9,361,252	9,490,964

Total liabilities and shareholders’ equity	$10,904,173	$11,437,113

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Operations

For the Years Ended December 31, 2016 and 2015

	2016	2015
Net sales	$19,184,442	$20,323,987
Cost of goods sold	8,152,544	8,182,272
Gross profit	11,031,898	12,141,715
Operating expenses:
Research and development	2,950,651	2,369,996
Selling and marketing	4,899,882	5,030,102
General and administrative	3,106,265	3,107,313
	10,956,798	10,507,411
Income from operations	75,100	1,634,304
Interest income	621	344
Income before income tax expense	75,721	1,634,648
Income tax expense	166,653	747,068
Net (loss) income	$(90,932)	$887,580
Net (loss) income attributable to common shareholders per common share:
Basic	$(0.01)	$0.09
Diluted	$(0.01)	$0.09
Weighted-average number of shares used in per share computations:
Basic	10,147,430	10,132,361
Diluted	10,147,430	10,177,010

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2016 and 2015

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2015	10,128,311	$10,128	$3,399,179	$5,226,111	$8,635,418
Stock options exercised	17,551	18	12,632	–	12,650
Stock-based compensation	–	–	360,624	–	360,624
Dividend paid	–	–	–	(405,308)	(405,308)
Net income	–	–	–	887,580	887,580
Balance as of December 31, 2015	10,145,862	10,146	3,772,435	5,708,383	9,490,964
Stock options exercised	6,272	6	5,843	–	5,849
Stock-based compensation	–	–	375,857	–	375,857
Restricted stock vested	19,417	20	(14,608)	–	(14,588)
Dividend paid	–	–	–	(405,898)	(405,898)
Net loss	–	–	–	(90,932)	(90,932)
Balance as of December 31, 2016	10,171,551	$10,172	$4,139,527	$5,211,553	$9,361,252

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net (loss) income	$(90,932)	$887,580
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	157,017	211,445
Amortization	184,985	193,042
Bad debt expense	(3,827)	6,308
Provision for inventory losses	(463)	56,165
Stock-based compensation expense	375,857	360,624
Loss on disposal of fixed asset	-	750
Changes in operating assets and liabilities:
Trade receivables	83,890	(16,978)
Inventories	399,138	(2,000)
Prepaid expenses	(359,771)	101,863
Income tax deposit	(57,062)	168,419
Deferred taxes	(17,020)	(75,039)
Accounts payable	(153,887)	164,748
Accrued compensation expenses	(194,025)	183,595
Other current liabilities	20,223	74,008
Net cash provided by operating activities	344,123	2,314,530

Cash flows from investing activities:
Purchases of property and equipment	(97,960)	(161,995)
Purchases of other assets	(21,900)	(216,456)
Net cash used in investing activities	(119,860)	(378,451)

Cash flows from financing activities:
Payment of dividend	(405,898)	(405,308)
Proceeds from exercise of stock options	5,849	12,650
Payment of minimum tax withholdings on net share settlement of restricted stock	(14,588)	-
Net cash used in financing activities	(414,637)	(392,658)

Net (decrease) increase in cash and cash equivalents	(190,374)	1,543,421

Cash – beginning of year	4,883,373	3,339,952
Cash – end of year	$4,692,999	$4,883,373

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$243,573	$653,715

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2016 and 2015

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

Concentrations

We currently maintain substantially all of our day to day operating cash with a major financial institution. At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $4,331,000 and $4,133,000 were in excess of such insured amounts at December 31, 2016 and 2015, respectively.

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

No customers exceeded 10% of the Company’s accounts receivable during the years ended December 31, 2016 and December 31, 2015. No customers exceeded 10% of the Company’s sales during the years ended December 31, 2016 or 2015.

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

Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification 360-10, Property, Plant and Equipment (“ASC 360-10”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. ASC 360-10 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2016 and 2015, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets. Also, no long-lived assets are held for sale. There can be no assurance however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

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

Deferred Revenue

When advance payments are received from customers, they are recorded as deferred revenue until the product is shipped.  At December 31, 2016 and 2015, the Company had received approximately $61,000 and $0 respectively, of such advance payments which are included in other current liabilities in the accompanying balance sheets.

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

For the years ended December 31, 2016 and 2015, the Company’s statements of operations reflected an increase in salaries and benefits expense of $375,857 and $360,624, respectively, with a corresponding decrease in the Company’s income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock-based compensation. There was no material impact on the Company’s basic and diluted net income per share.

Compensation expense associated with stock options is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. At December 31, 2016, there was $450,297 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over the next 4 years.

Compensation expense associated with restricted stock is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. On December 21, 2015 the Company issued 118,000 restricted shares with a 4 year vesting schedule. A total of 29,499 shares were vested as of December 31, 2016 and, accordingly, $42,774 in compensation expense associated with the restricted stock was recorded in 2016 and is included in stock-based compensation expense in the accompanying statement of operations. There was $150,746 of total unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over the next 4 years.

Warranty

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company’s ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2016 and 2015, warranty reserve approximated $72,000 and $111,000, respectively, which is included in other current liabilities in the accompanying balance sheets.

Advertising Programs

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations. Advertising expenses were approximately $140,000 for the year ended December 31, 2016 and approximately $173,000 for the year ended December 31, 2015.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with ASC 605-45, Revenue Recognition.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when management estimates that future taxable income will not fully utilize deferred tax assets. No valuation allowance was deemed necessary as of December 31, 2016 and 2015.

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

The following is a reconciliation of the shares used in the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2016 and 2015, respectively:

	2016	2015

Basic earnings per share – weighted-average number of shares of common stock outstanding	10,147,430	10,132,361

Effect of dilutive stock options	—	44,649

Diluted earnings per share – dilutive potential common shares	10,147,430	10,177,010

For the year ended December 31, 2016, all employee stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Additionally, for the year ended December 31, 2015, options to acquire 1,457,500 shares of common stock were not considered dilutive potential shares of common stock as their exercise prices were greater than the average market price of the Company’s common stock during the year then ended.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended December 31, 2016 and 2015, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

Subsequent Events

Management has evaluated events subsequent to December 31, 2016 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Significant Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This accounting standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this accounting standard will have on the Company’s financial position, results of operations or cash flows. Management does not believe it will have a significant impact.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330) Simplifying the Measurement of Inventory". The amendments clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This guidance is not expected to have a material impact on our financial statements

On February 25, 2016, the FASB issued ASU 2016-2, "Leases" (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year, and early adoption is permitted. Management has not yet determined the effect of this ASU on the Company's financial statements.

Note 2 – Inventories

A summary of inventories as of December 31 is as follows:

	2016	2015
Raw materials	$1,421,004	$1,427,954
Work in process	954,010	1,220,120
Finished goods	265,869	391,947
	2,640,883	3,040,021
Obsolescence reserve	(197,109)	(197,572)

	$2,443,774	$2,842,449

Note 3 - Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2016	2015
Machinery and equipment	$722,435	$671,289
Furniture, fixtures, and leasehold improvements	1,162,125	1,118,667

	1,884,560	1,789,956
Less accumulated depreciation and amortization	(1,716,729)	(1,563,068)

	$167,831	$226,888

Note 4 - Employee Stock Compensation Plan

In March 2016, the Company’s 2006 Stock Plan expired. In April 2016 and in May 2016, the Company’s Board of Directors and the Company’s shareholders, respectively, approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan became effective, expired or otherwise terminated without having been exercised in full, or were forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Options granted under our 2006 Stock Plan and 2016 Stock Plan are at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date. On December 31, 2016, a total of 1,038,500 shares were available for grant.

A summary of stock option transactions for the two years ended December 31, 2016 is as follows:

	Options	prices	exercise price
Balance as of January 1, 2015	1,776,500	0.60 – 2.65	1.78
Granted	136,500	1.64	1.64
Exercised	(17,551)	1.10 - 1.30	1.16
Forfeited or expired	(65,449)	1.40 - 1.75	1.45
Balance as of December 31, 2015	1,830,000	1.10 - 2.65	1.78
Granted	-	-
Exercised	(14,500)	1.30	1.30
Forfeited or expired	(38,500)	1.52 - 1.65	1.67
Balance as of December 31, 2016	1,777,000		1.78

Options outstanding that have vested and are expected to vest as of December 31, 2016 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	1,303,045	$1.79	6.0
Expected to vest	473,955	1.77	7.5
Total	1,777,000	1.78	6.5

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of ASC 718 which are estimated when compensation costs are recognized.

The following table summarizes information about the Company’s stock options outstanding under the 2006 Stock Plan as of December 31, 2016:

	Options outstanding			Options exercisable
Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
Exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price
$1.30 - 2.65	1,777,000	6.5	$1.78	1,303,045	$1.79

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2016 and 2015 approximated $0.67 and $0.63 per share respectively. There were no options granted during the year ended December 31, 2016. The weighted average grant date fair values of options granted during the year ended December 31, 2015 was $1.45 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2016	2015
Expected life	-	8 years
Estimated volatility	-	72%
Risk-free interest rate	-	1.51%
Dividends	-	$0.04

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

The total intrinsic value of options exercised during 2016 and 2015 was $18,850 and $40,850, respectively.

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

As of December 31, 2016, future minimum lease payments are as follows:

Year ending
December 31,

2017	279,676
2018	94,140
$373,816

Rent expense was approximately $375,000 in 2016 and $381,000 in 2015, which is apportioned to the various departments in the accompanying statements of operations.

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

Note 6 – Line-of-Credit

As of December 31, 2016, the Company has a $2,000,000 line of credit, secured by substantially all assets of the Company, and bears interest at the bank’s prime rate (3.25% at December 31, 2016) less 0.5% or LIBOR plus 2.5%. The line of credit matures on August 1, 2017 and requires compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and to satisfy quarterly profitability test. At December 31, 2016 and 2015, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

Note 7 - Income Taxes

The components of income tax expense consist of the following for the years ended December 31:

	2016	2015

Current:
Federal	$128,926	$638,410
State	54,747	183,697
Total current	183,673	822,107

Deferred:
Federal	(9,471)	(69,058)
State	(7,549)	(5,981)
Total deferred	(17,020)	(75,039)
Total Income Tax	$166,653	$747,068

At December 31, 2016 and 2015, the Company had no federal or state net operating loss carry-forwards.

The tax effects of temporary differences that gave rise to significant portions of net deferred tax assets at December 31, 2016 and 2015 are as follows:

	2016	2015
Accruals and reserves	$233,398	$247,486
State taxes	16,569	61,000
Property, plant and equipment	(88,802)	(164,341)
Total Deferred Tax Assets	$161,165	144,145

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

The Company accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Company and, therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2016 and 2015.

The Company is no longer subject to U.S. federal income tax examination for years before 2012 and state and local tax examinations before 2011. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry-forward amount.

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2016	2015

Computed tax expense	$25,746	$555,780
Nondeductible items and other	110,277	74,569
Current and deferred state taxes, net of federal benefit	30,630	116,719

Total Income Tax Expense	$166,653	$747,068

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

In addition, the CEO reviews the following information on revenues by product category.

	2016	2015

Gas detection devices	$8,159,916	$8,828,050
Environmental controllers	599,492	672,161
FieldServers	10,425,034	10,823,776
	$19,184,442	$20,323,987

The Company sells its products to companies located primarily in the United States. For the years ended December 31, 2016 and 2015, sales to international customers were 22% and 24%, respectively.

Exhibit Index.

Exhibit Number	Description
3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.1(4)	1996 Stock Plan of Registrant.
10.2(5)	2006 Stock Plan of Registrant.
10.3(6)	Standard Industrial Lease dated April 4, 2003, by and between Sierra Monitor and Geomax.
10.4(7)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.
10.5(8)	Employment Offer Letter by and between Sierra Monitor and Anders B. Axelsson, dated December 18, 2013
10.6(9)	Employment Offer Letter by and between Sierra Monitor and Varun Nagaraj, dated May 15, 2014.
10.7(9)	Transition Agreement by and between Sierra Monitor and Gordon R. Arnold, dated July 7, 2014.
10.8(10)	Form of Indemnification Agreement by and between Sierra Monitor and its directors and certain of its executive officers.
10.9(11)	Form of Restricted Stock Award Agreement.
10.10(12)	Sierra Monitor Corporation 2016 Equity Incentive Plan and forms of award agreements thereunder.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.
(6)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2014.

1

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2016.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2016.

2