Form 10-Q
period 2017-03-31
SIERRA MONITOR CORP /CA/
filed 2017-05-15
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

or

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock, as of May 15, 2017, was 10,181,553.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Current assets:
Cash	$4,448,251	4,692,999
Trade receivables, less allowance for doubtful accounts of approximately $75,000 at March 31, 2017 and December 31, 2016, respectively.	2,580,477	2,502,601
Inventories, net	2,470,579	2,443,774
Prepaid expenses	673,793	575,177
Income tax deposit	104,043	68,949
Total current assets	10,277,143	10,283,500

Property and equipment, net	144,934	167,831
Deferred income taxes	249,967	249,967
Other assets	185,431	202,875
Total assets	$10,857,475	10,904,173
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$722,808	824,951
Accrued compensation expenses	650,511	460,584
Other current liabilities	184,706	168,584
Total current liabilities	1,558,025	1,454,119

Deferred tax liability	88,802	88,802
Total liabilities	1,646,827	1,542,921

Commitments and contingencies Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,181,553 and 10,171,551 shares issued and outstanding, at March 31, 2017 and December 31, 2016 respectively.	10,182	10,172
Additional paid-in capital	4,224,471	4,139,527
Retained earnings	4,975,995	5,211,553
Total shareholders’ equity	9,210,648	9,361,252
Total liabilities and shareholders’ equity	$10,857,475	10,904,173

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Net sales	$4,527,190	$4,540,997
Cost of goods sold	1,792,806	1,912,780
Gross profit	2,734,384	2,628,217
Operating expenses
Research and development	760,296	699,921
Selling and marketing	1,355,211	1,256,433
General and administrative	787,812	769,139
	2,903,319	2,725,493
Loss from operations	(168,935)	(97,276)
Interest income	-	53
Loss before income taxes	(168,935)	(97,223)
Income tax (benefit) provision	(35,093)	905
Net loss	$(133,842)	$(98,128)
Net (loss) available to common shareholders per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted average number of common shares used in per share computations:
Basic	10,181,553	10,145,862
Diluted	10,181,553	10,145,862

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(133,842)	$(98,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,733	92,315
Provision for doubtful accounts	-	-
Provision for inventory losses		22,500
Stock-based compensation expense	81,204	98,133
Change in operating assets and liabilities:
Trade receivables	(77,876)	(212,496)
Inventories	(26,805)	(217,810)
Prepaid expenses	(98,616)	(110,184)
Accounts payable	(102,143)	(36,381)
Accrued compensation expenses	189,927	(156,617)
Income taxes deposit	(35,094)	(14,071)
Other current liabilities	16,122	9,425
Net cash used in operating activities	(112,390)	(623,314)
Cash flows from investing activities:
Purchases of property and equipment	(10,086)	(6,455)
Other long term assets	(24,306)	-
Other assets	-	600
Net cash used in investing activities	(34,392)	(5,855)
Cash flows from financing activities:
Dividend payout	(101,716)	(101,459)
Proceeds from exercise of stock options	3,750	-
Net cash used in financing activities	$(97,966)	$(101,459)
Net decrease in cash and cash equivalents:	(244,748)	(730,628)
Cash and cash equivalents at beginning of period:	$4,692,999	$4,883,373
Cash and cash equivalents at end of period:	$4,448,251	$4,152,745

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

March 31, 2017

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company,” “we,” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. Amounts related to disclosure of December 31, 2016 balances within these interim condensed financial statements were derived from the audited 2016 financial statements and notes thereto. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 22, 2017. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

Summary of Business

Sierra Monitor Corporation addresses the industrial and commercial facilities management market with Industrial Internet of Things (“IIoT”) solutions that target facility automation and facility safety requirements, also referred to as “Connect” and “Protect”.

The Company’s FieldServer family of protocol gateways, routers, and network explorers targets facility automation requirements, and is used by original equipment manufacturers (“OEMs”) and system integrators to enable local and remote monitoring and control of assets and facilities. The FieldServer family of products works with the FieldPoP™ device cloud portal; a cloud-based service that registers and manages FieldServer products, provides secure remote access to the local web-based applications that run on FieldServer products, and integrates with third-party applications over REST APIs. With more than 200,000 installed gateways supporting over 140 protocols such as BACnet, LonWorks, MODBUS, and XML in commercial and industrial facilities, FieldServer is the industry’s leading multi-protocol gateway brand and is delivered in a variety of form factors appropriate to the asset being interfaced. The intellectual property in FieldServer products is embodied in the proprietary embedded software that runs on a variety of customized hardware platforms with different connectivity options such as Serial, Ethernet, WiFi, or cellular. In addition to bridging data protocols between various assets or devices within a facility, the embedded software includes value-added “fog” or “local application” software for monitoring, logging, alarming, and trending local field data. Additionally, the embedded software enables the assets or devices in the facility to securely connect to third-party clouds and to the Company’s own FieldPoP device cloud portal. The FieldPoP device cloud portal is a proprietary, secure, and scalable Software-as-a-Service product and is developed and deployed using the same core technologies and providers that are used by many of the world’s leading web sites and Internet-based services.

The Company’s Sentry IT fire and gas detection solutions target facility safety requirements, and are used by industrial and commercial facilities managers to protect their personnel and assets. The motivation for installing gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health Administration, state and local governing bodies, insurance companies and various industry rule-making bodies. The solution consists of proprietary system hardware that runs embedded controller and gateway software, detector modules that sense the presence of various toxic and combustible gases and flames, connectivity between the modules and the controller, and a user interface and applications that a facility manager can interact with, either locally on site or remotely over the Internet. The complex software embedded in the various products facilitates system-wide functions such as calibration, alarm detection, notification, and mitigation. The controller software also includes local web-based applications that simplify management of the complete solution and a gateway to integrate the fire and gas detection solution with the facility’s local supervisory system or to the Company’s FieldPoP device cloud portal. With more than 100,000 detector modules sold, our fire and gas detection solutions are deployed in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages and other sites where hazardous gases are used or produced.

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

Recent accounting pronouncements discussed in the notes to the December 31, 2016 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 22, 2017, that are required to be adopted during the year ended December 31, 2017, did not have or are not expected to have a significant impact on the Company’s 2017 financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted ASU 2015-17 during our first quarter of fiscal year 2017 on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our December 31, 2016 Condensed Balance Sheet, which increased noncurrent deferred tax assets to $249,967.

c)	Employee Stock-Based Compensation

In March 2016, the Company’s 2006 Stock Plan expired. In April 2016, the Company’s board of directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 Shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan becomes effective, expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. As of March 31, 2017, no shares were issued under the 2016 Stock Plan. Options are granted under our 2006 Stock Plan and 2016 Stock Plan at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the three-month periods ended March 31, 2017 and 2016, general and administrative expenses included stock based compensation expense of $81,204 and $98,133, respectively, increasing the Company's loss before income taxes and net loss resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company’s basic and diluted net loss per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2017 and 2016.

d)	Subsequent Events

Management has evaluated events subsequent to March 31, 2017 through the date that the accompanying condensed financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Evaluation of Potential Alternative Strategic Transactions

As previously announced by the Company, in order to enhance value to the Company’s shareholders, the Company is currently in the process of identifying and evaluating a wide range of potential alternative strategic transactions, including strategic business model alternatives, disposition of one or more corporate assets, business combinations and the sale of the Company. There is no definitive timetable for completing the Company’s identification and evaluation of potential strategic alternatives. The Company has not made a decision to enter into or consummate any particular transaction, nor has the Company entered into any definitive agreement for any particular transaction. In connection with the Company’s discussions regarding potential alternative strategic transactions, on April 10, 2017, the Company received $1,000,000 in cash from a potential strategic partner. Of the total cash received, $500,000 is an expense reimbursement for some of the out-of-pocket costs the Company has incurred in connection with its consideration of strategic alternatives. The other $500,000 is a fully refundable amount which the Company expects to return to the payer.

Departure of Directors or Principal Officers

As previously announced by the Company, Anders B. Axelsson, has departed his position as the Company’s Vice President of Sales and Marketing. Mr. Axelsson’s departure was not related to any disagreement with the Company regarding any financial or other matters. In connection with Mr. Axelsson’s departure, the Company and Mr. Axelsson entered into a separation agreement, under which the Company will provide Mr. Axelsson a severance package consistent with the terms of his employment offer letter with the Company, dated December 18, 2013, and Mr. Axelsson provided a customary release to the Company.

As previously announced by the Company, Varun Nagaraj has departed his position as the Company’s President and Chief Executive Officer and as a member of the Company’s board of directors. Mr. Nagaraj’s departure was not related to any disagreement with the Company regarding any financial or other matters. In connection with Mr. Nagaraj’s departure, the Company and Mr. Nagaraj entered into a separation agreement, under which the Company will provide Mr. Nagaraj a severance package consistent with the terms of his employment offer letter with the Company, dated May 15, 2014, and Mr. Nagaraj provided a customary release to the Company. As of Mr. Nagaraj’s departure, Gordon R. Arnold, Executive Chairman and Secretary to the Company, is acting as the interim President and Chief Executive Officer of the Company, while the Company undergoes a search for a permanent President and Chief Executive Officer.

Inventories

A summary of inventories is as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials	$1,355,641	$1,421,004
Work-in-process	636,169	706,330
Material at vendor	391,386	247,680
Finished goods	284,492	265,869
Less: Allowance for obsolescence reserve	(197,109)	(197,109)
	$2,470,579	$2,443,774

Net Loss Per Share

Basic loss per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to losses were made for purposes of per share calculations.

At March 31, 2017 and March 31, 2016, there were no options to acquire shares of common stock that were considered potentially dilutive due to the net loss for the quarter.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2017 and 2016, respectively:

	Three months ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Basic EPS – weighted-average number of common shares outstanding	10,181,553	10,145,862
Effect of dilutive potential common shares – stock options outstanding	-	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,181,553	10,145,862

Concentrations

No customer made up more than 10% of accounts receivable at March 31, 2017 and at March 31, 2016. No customer made up more than 10% of net sales for the three-month periods ended March 31, 2017 and March 31, 2016.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of $4,086,000 and $4,331,000 were in excess of such insured amounts at March 31, 2017 and December 31, 2016, respectively.

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Instrumentation	$2,077,599	$2,067,584
FieldServers	2,449,591	2,473,413
	$4,527,190	$4,540,997

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2017 and there were no outstanding balances as of March 31, 2017 and December 31, 2016. As of March 31, 2017, the Company was not in compliance with one of the financial covenants of the line of credit and received a waiver for that covenant.

Stock Option Grants

No stock options were granted during the three-month periods ended March 31, 2017 and March 31, 2016.

Stock Option Exercises and Expirations

A total of 135,000 stock options were exercised and 1,500 options expired during the three-month period ended March 31, 2017. No stock options were exercised and 20,500 options expired during the three-month period ended March 31, 2016.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements. Such forward-looking statements include, among others, any expectations of operating and non-operating expense, including research and development expense, potential litigation expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items, our internal control environment and critical accounting policies; any statements concerning future sales levels and timing and demand for our products; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to our positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, general economic conditions in both foreign and domestic markets, changes in the economy and the credit market, investment and research and development plans and success, market position and penetration, strategic plans and objectives, operating margins, government and regulatory approvals or certifications, cyclical factors affecting our industry, our ability to identify, attract, motivate and retain qualified personnel, lack of growth in our end-markets, our ability to develop and manufacture, seasonality in our products, availability of components and materials used in our products, and our ability to sell both new and existing products at a profitable yet competitive price and those issues described under the heading “Critical Accounting Policies,” below, and those risk factors identified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, which was filed with the SEC on March 22, 2017, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Results of Operations

For the three months ended March 31, 2017, Sierra Monitor Corporation (“we”, “us” or the “Company”) reported net sales of $4,527,190 compared to $4,540,997 for the three months ended March 31, 2016. The results for the first quarter of fiscal 2017 represent a 0.3% decrease from the same period in the prior year.

Sales of gas detection products, including industrial accounts and military sales, decreased by approximately 5% in the first quarter of 2017 compared to the same period in the prior year. Our Sentry gas detection products are generally sold to engineering and installation firms who utilize the products as part of larger fire and safety projects in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages, and other sites where hazardous gases are used or produced. The decline in sales in the first quarter of 2017 compared to the same period in the prior year was primarily attributable to a reduction in international business.

Sales of our FieldServer product line decreased by 1% in the first quarter of 2017 compared to the same period in the prior year. Our FieldServer products are primarily sold to OEMs who develop a broad range of products relevant to facility automation, such as boilers, chillers, air handlers, lighting controls, generator sets, electric sub-meters, etc. Our FieldServer products are also bought by system integrators looking to connect various discrete automation sub-systems to a common facility management system. Our IIoT-focused facility automation business was roughly flat as the growth from newer accounts was offset by two of our significant OEM customers not placing orders in the first quarter of 2017, but from whom we expect continued business during the rest of the year.

Gross profit for the three-month period ended March 31, 2017 was $2,734,384, or 60% of net sales, compared to $2,628,217, or 58% of net sales, for the same period in the prior year. Our gross margin in the first quarter of 2017 is within our historical range of 56-60%.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $760,296, or 17% of net sales, for the three-month period ended March 31, 2017, compared with $699,921, or 15% of net sales, in the same period in the prior year. Research and development expenses increased compared to the first quarter of 2016 in order to support new product innovation required to support our planned revenue growth in 2017 and beyond.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three-month period ended March 31, 2017 were $1,355,211, or 30% of net sales, compared to $1,256,433, or 28% of net sales, in the same period in the prior year. Selling and marketing expenses increased compared to the first quarter of 2016 as we made changes within the sales organization to align resources with opportunities.

General and administrative expenses for the first quarter of 2017 were $787,812, or 17% of net sales, compared to $769,139, or 17% of net sales, in the same period in the prior year. General and administrative expenses remained relatively flat in first quarter of 2017 compared to the same period in the prior year.

Loss from operations for the three-month period ended March 31, 2017 was $168,935, or (4)% of net sales, compared to loss of $97,276, or (2)% of net sales, in the same period in the prior year. The loss is primarily the result of depressed net sales. Net loss for the three-month period ended March 31, 2017 was $133,842, or approximately (3)% of net sales, compared to net loss of $98,128, or approximately (2)% of net sales, for the same period in the prior year.

As previously announced by the Company, the Company is currently in the process of identifying and evaluating potential alternative strategic transactions in order to enhance value to the Company’s shareholders. In addition to continuing as a standalone entity, the Company is considering a wide range of alternative strategic transactions, including strategic business model alternatives, disposition of one or more corporate assets, business combinations and the sale of the Company. There is no definitive timetable for completing the Company’s identification and evaluation of potential strategic alternatives. The Company has not made a decision to enter into or consummate any particular transaction, nor has the Company entered into any definitive agreement for any particular transaction. In connection with the Company’s discussions regarding potential alternative strategic transactions, on April 10, 2017, the Company received $1,000,000 in cash from a potential strategic partner. Of the total cash received, $500,000 is an expense reimbursement for some of the out-of-pocket costs the Company has incurred in connection with its consideration of strategic alternatives. The other $500,000 is a fully refundable amount which the Company expects to return to the payer.

As previously announced by the Company, Anders B. Axelsson, has departed his position as the Company’s Vice President of Sales and Marketing. Mr. Axelsson’s departure was not related to any disagreement with the Company regarding any financial or other matters. In connection with Mr. Axelsson’s departure, the Company and Mr. Axelsson entered into a separation agreement, under which the Company will provide Mr. Axelsson a severance package consistent with the terms of his employment offer letter with the Company, dated December 18, 2013, and Mr. Axelsson provided a customary release to the Company.

As previously announced by the Company, Varun Nagaraj has departed his position as the Company’s President and Chief Executive Officer and as a member of the Company’s board of directors. Mr. Nagaraj’s departure was not related to any disagreement with the Company regarding any financial or other matters. In connection with Mr. Nagaraj’s departure, the Company and Mr. Nagaraj entered into a separation agreement, under which the Company will provide Mr. Nagaraj a severance package consistent with the terms of his employment offer letter with the Company, dated May 15, 2014, and Mr. Nagaraj provided a customary release to the Company. As of Mr. Nagaraj’s departure, Gordon R. Arnold, Executive Chairman and Secretary to the Company, is acting as the interim President and Chief Executive Officer of the Company while the Company undergoes a search for a permanent President and Chief Executive Officer.

Liquidity and Capital Resources

During the three months ended March 31, 2017, net cash used by operating activities was approximately $112,000 compared to approximately $623,000 net cash used by operating activities for the same period in the prior year. Working capital was approximately $8,719,000 at March 31, 2017, a decrease of approximately $110,000 from December 31, 2016. At March 31, 2017, our balance sheet reflected approximately $4,448,000 of cash and $2,580,000 of net trade receivables. At December 31, 2016, our total cash on hand was approximately $4,693,000 and our net trade receivables were approximately $2,503,000. The difference in the cash flow and balance sheet in first quarter of 2017 compared with the same period in the prior year was due to a number of factors including increased prepaid expenses, increased net receivables and decreased accounts payable, offset by decreased accrued compensation expenses.

At March 31, 2017, we had no long term liabilities except for deferred tax liabilities.

We maintain a line of credit with a commercial bank in the maximum amount of $2,000,000. No borrowings have been made under our line of credit during the first three months of fiscal year 2017 and there were no outstanding balances at March 31, 2017 and December 31, 2016. As of March 31, 2017, we were not in compliance with one of the financial covenants of the line of credit and received a waiver on that covenant.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least June 2018. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in an increase or decrease to our liquidity in any material way.

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

b)	Accounts Receivable and Related Allowances

Our domestic sales are generally made on an open account basis unless specific experience or knowledge of the customer’s potential inability or unwillingness to meet the payment terms dictate secured payments. Our international sales are generally made based on secure payments, including cash wire advance payments and letters of credit. International sales are made on open account terms where sufficient historical experience justifies the credit risks involved. In many of our larger sales, the customers are frequently construction contractors who are in need of our field services to complete their work and obtain payment. Management’s ability to manage the credit terms and take advantage of the leverage provided by the customers’ need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

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

Off-Balance Sheet Arrangements

None.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Gordon R. Arnold, our current interim principle executive officer, Varun Nagaraj, our previous principal executive officer as of March 31, 2017, and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Messrs. Arnold and Nagaraj and Ms. Allen concluded that, as of March 31, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Please see those risk factors identified in Item1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The Company’s risk factors have not changed materially since December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER

None.

ITEM 6. EXHIBITS

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Index to Exhibits immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION
Registrant

Date:	May 15, 2017	By:	/s/ Gordon R. Arnold
Gordon R. Arnold
Interim Chief Executive Officer

Date:	May 15, 2017	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Date Filed

3.1	Articles of Incorporation of the Registrant.	10-K	3.1	March 23, 1990

3.2	Bylaws of the Registrant.	10-K	3.2	March 30, 2015

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Page 18 of 18