Form 10-Q
period 2017-06-30
SIERRA MONITOR CORP /CA/
filed 2017-08-14
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

or

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares outstanding of the issuer’s common stock, as of August 14, 2017 was 10,190,625.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$4,639,458	$4,692,999
Trade receivables, less allowance for doubtful accounts of approximately $75,000 at June 30, 2017 and December 31, 2016	2,639,429	2,502,601
Inventories, net	2,524,298	2,443,774
Prepaid expenses	285,885	575,177
Income tax deposit	305,819	68,949
Total current assets	10,394,889	10,283,500

Property and equipment, net	130,740	167,831
Deferred income taxes	249,967	249,967
Other assets	149,423	202,875
Total assets	$10,925,019	$10,904,173
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$853,709	$824,951
Accrued compensation expenses	533,170	460,584
Other current liabilities	668,834	168,584
Total current liabilities	2,055,713	1,454,119

Deferred tax liability	88,802	88,802
Total liabilities	2,144,515	1,542,921

Commitments and contingencies Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,190,625 and 10,171,551 shares issued and outstanding, at June 30, 2017 and December 31, 2016 respectively.	10,191	10,172
Additional paid-in capital	4,321,598	4,139,527
Retained earnings	4,448,715	5,211,553
Total shareholders’ equity	8,780,504	9,361,252
Total liabilities and shareholders’ equity	$10,925,019	$10,904,173

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales	$4,835,420	$4,818,592	$9,362,610	$9,359,589
Cost of goods sold	2,048,474	2,022,418	3,841,280	3,935,198
Gross profit	2,786,946	2,796,174	5,521,330	5,424,391
Operating expenses
Research and development	768,212	680,441	1,528,508	1,380,362
Selling and marketing	1,260,339	1,216,580	2,615,550	2,473,013
General and administrative	824,726	828,098	1,612,538	1,597,237
Non-recurring restructuring expense	580,425	-	580,425	-
	3,433,702	2,725,119	6,337,021	5,450,612
Income (loss) from operations	(646,756)	71,055	(815,691)	(26,221)
Interest income	-	150	-	203
Income (loss) before income taxes	(646,756)	71,205	(815,691)	(26,018)
Income tax (benefit) provision	(221,292)	66,789	(256,385)	67,694
Net income (loss)	$(425,464)	$4,416	$(559,306)	$(93,712)
Net income (loss) available to common shareholders per common share
Basic:	$(0.04)	$0.00	$(0.06)	$(0.01)
Diluted:	$(0.04)	$0.00	$(0.06)	$(0.01)
Weighted average number of common shares used in per share computations
Basic:	10,181,553	10,145,862	10,179,053	10,145,862
Diluted:	10,181,553	10,147,539	10,179,053	10,145,862

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(559,306)	$(93,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	140,507	179,505
Provision for inventory losses	-	(21,411)
Stock-based compensation expense	165,792	195,256
Change in operating assets and liabilities:
Trade receivables	(136,828)	12,501
Inventories	(80,524)	(13,988)
Prepaid expenses	289,292	(70,593)
Income tax deposit	(236,870)	(148,042)
Other assets	-	600
Accounts payable	28,758	(170,972)
Accrued compensation expenses	72,586	(175,859)
Other current liabilities	500,250	(2,668)
Net cash provided by (used in) operating activities	183,657	(309,383)
Cash flows from investing activities:
Purchases of property and equipment	(49,964)	(43,996)
Net cash used in investing activities	(49,964)	(43,996)
Cash flows from financing activities:
Dividend payout	(203,532)	(202,918)
Proceeds from exercise of stock options	16,298	-
Net cash used in financing activities	$(187,234)	$(202,918)
Net decrease in cash and cash equivalents:	(53,541)	(556,297)
Cash and cash equivalents at beginning of period:	$4,692,999	$4,883,373
Cash and cash equivalents at end of period:	$4,639,458	$4,327,076

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

June 30, 2017

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

The Company’s FieldServer family of protocol gateways, routers, and network explorers targets facility automation requirements, and is used by original equipment manufacturers (“OEMs”) and system integrators to enable local and remote monitoring and control of assets and facilities. The FieldServer family of products works with the FieldPoP™ device cloud portal; a cloud-based service that registers and manages FieldServer products, provides secure remote access to the local web-based applications that run on FieldServer products, and integrates with third-party applications over REST APIs. With more than 200,000 installed gateways supporting over 140 protocols such as BACnet, LonWorks, MODBUS, and XML in commercial and industrial facilities, FieldServer is the industry’s leading multi-protocol gateway brand and is delivered in a variety of form factors appropriate to the asset being interfaced. The intellectual property in FieldServer products is embodied in the proprietary embedded software that runs on a variety of customized hardware platforms with different connectivity options such as Serial, Ethernet, Wi-Fi, or cellular. In addition to bridging data protocols between various assets or devices within a facility, the embedded software includes value-added “fog” or “local application” software for monitoring, logging, alarming, and trending local field data. Additionally, the embedded software enables the assets or devices in the facility to securely connect to third-party clouds and to the Company’s own FieldPoP device cloud portal. The FieldPoP device cloud portal is a proprietary, secure, and scalable Software-as-a-Service product and is developed and deployed using the same core technologies and providers that are used by many of the world’s leading web sites and Internet-based services.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (ASU 2014-09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. For public entities, the update is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

On February 25, 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year, and early adoption is permitted. Management has not yet determined the effect of this ASU on the Company’s financial statements.

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

In March 2016, the Company’s 2006 Stock Plan expired. In April 2016, the Company’s board of directors approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 Shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan becomes effective, expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Options granted under our 2006 Stock Plan and 2016 Stock Plan are granted with an exercise price equal to the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date.

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

For the six-month periods ended June 30, 2017 and 2016, general and administrative expenses included stock based compensation expense of $165,792 and $195,256, respectively, increasing the Company’s loss before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company’s basic and diluted net loss per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the six-month periods ended June 30, 2017 and 2016.

d)	Subsequent Events

Management has evaluated events subsequent to June 30, 2017 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories follows:

	June 30, 2017	December 31, 2016
Raw materials	$1,251,557	$1,421,004
Work-in-process	726,613	706,330
Materials at vendor	393,990	247,680
Finished goods	349,247	265,869
Less: Allowance for obsolescence reserve	(197,109)	(197,109)
	$2,524,298	$2,443,774

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

At June 30, 2017 and 2016, there were no options to acquire shares of common stock that were considered potentially dilutive due to the net loss for the year-to-date periods.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2017 and 2016, respectively:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Basic EPS – weighted-average number of common shares outstanding	10,181,553	10,145,862	10,179,053	10,145,862
Effect of dilutive potential common shares – stock options outstanding	-	1,677	-	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,181,553	10,147,539	10,179,053	10,145,862

Concentrations

No customer made up more than 10% of accounts receivable at June 30, 2017 or December 31, 2016. Additionally, no customers made up more than 10% of net sales for each of the three or six-month periods ended June 30, 2017 or June 30, 2016.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of $4,139,000 and $4,331,000 were in excess of such insured amounts at June 30, 2017 and December 31, 2016, respectively.

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Instrumentation	$2,291,828	$2,199,892	$4,369,427	$4,267,476
FieldServers	2,543,592	2,618,700	4,993,183	5,092,113
	$4,835,420	$4,818,592	$9,362,610	$9,359,589

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first six months of fiscal year 2017 and there were no outstanding balances at June 30, 2017 or December 31, 2016. As of June 30, 2017, the Company was not in compliance with one of the financial covenants for the line of credit related to the Company’s profitability and received a waiver of that covenant.

Stock Option Grants

A total of 238,000 options with a fair value of $162,554 were granted during the three month and six month periods ended June 30, 2017. No options were granted during the three-month and six-month periods ended June 30, 2016.

Stock Option Exercise and Expiration

A total of 135,000 stock options were exercised in the six-month period ended June 30, 2017 for total proceedes of 16,298. During the same period, 1,500 options expired.

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

Results of Operations

For the three-month period ended June 30, 2017, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $4,835,420 compared to $4,818,592 for the three-month period ended June 30, 2016. For the six-month period ended June 30, 2017, net sales were $9,362,610 compared with $9,359,589 for the six-month period ended June 30, 2016.

Sales of gas detection products, including industrial accounts, military sales and environment controllers for telephone company applications, increased by approximately 4% in the second quarter of 2017 compared to the same period in 2016. In the first half of 2017, sales of gas detection products were 2% higher than the same period in 2016. Increased sales customers in the U.S. and Asia were partly offset by lower sales to customers in the Middle East.

Sales of our FieldServer product line decreased by 3% in the second quarter of 2017 compared to the second quarter of 2016. In the first half of 2017, sales of FieldServer products decreased by 2% compared with the same period in 2016. FieldServer units include box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for building automation projects and are generally sold to integrators. OEM modules are sold to companies that integrate our products into their commercial offerings. There were no significant changes in the sales levels for our box products and OEM products in either the first half or second quarter of 2017 compared to the same periods in 2016.

Gross profit for the three-month period ended June 30, 2017 was approximately $2,787,000, or 58% of net sales, compared to approximately $2,796,000, or 58% of net sales, in the same period in the previous year. Gross profit for the six-month period ended June 30, 2017 was approximately $5,521,000, or 59% of net sales, compared to approximately $5,424,000, or 58% of net sales, in the same period in the previous year. The margins in each of the first half and second quarter of 2017 are generally consistent with our historical results. Expenses for research and development, which include new product development and engineering to sustain existing products, were approximately $768,000, or 16% of net sales, for the three-month period ended June 30, 2017 compared to approximately $680,000, or 14% of net sales, in the comparable period in 2016. In the six-month periods ended June 30, 2017 and June 30, 2016, research and development expenses were approximately $1,529,000, or 16% of net sales, and approximately $1,380,000, or 15% of net sales, respectively. Our increased research and development spending is consistent with our strategy of developing products that we anticipate will have a positive impact on revenues in future periods. We introduced the FieldPoP service in the first quarter of 2017 and expect to conduct beta testing and enhancing the product throughout 2017. Additionally, we anticipate continuing approval testing of our Red Owl line of flame detectors with final release to market in the fourth quarter of 2017.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were approximately $1,260,000, or 26% of net sales, for the three-month period ended June 30, 2017, compared to approximately $1,217,000, or 25% of net sales, in the comparable period in the prior year. For the six-month periods ended June 30, 2017 and June 30, 2016, selling and marketing expenses were approximately $2,616,000, or 28% of net sales, and approximately $2,473,000, or 26% of net sales, respectively. Selling expenses have increased in the three and six month periods ending June 30, 2017 primarily as a result of higher commission payments undertaken to increase sales representive activity in developing early sales opportunities. A related sales campaign was discontinued at the end of second quarter of 2017.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were approximately $825,000, or 17% of net sales, for the three-month period ended June 30, 2017 compared to approximately $828,000, or 17% of net sales, in the three-month period ended June 30, 2016. For the six-month periods ended June 30, 2017 and June 30, 2016, general and administrative expenses were approximately $1,613,000, or 17% of net sales, and approximately $1,597,000, or 17% of net sales, respectively. Our general and administrative expenses were essentially unchanged for the quarter and year-to-date periods.

In the second quarter of 2017, cost of $580,425 were incurred related to compensation expense incurred as a result of the departure of Varun Nagaraj as CEO and President and Anders Axelsson as Vice President of Sales and Marketing. Under the terms of his separation agreement, Mr. Nagaraj received: (i) a lump sum separation payment equal to six months of his annual base salary plus six months of his annual target bonus, for a total of $262,500; (ii) a payment of $21,000 in lieu of Company-subsidized COBRA; and (iii) vesting acceleration with respect to restricted stock awards and stock option awards previously granted to Mr. Nagaraj, in each case reflecting acceleration of 50% of the then unvested portion of each award as of the separation date.

Under the terms of his separation agreement, Mr. Axelsson received: (i) a lump sum separation payment equal to six months of his annual base salary plus six months of his annual target bonus, for a total of $250,000; (ii) a payment of $21,000 in lieu of Company-subsidized COBRA; and (iii) vesting acceleration with respect to the restricted stock awards and stock option awards previously granted to Mr. Axelsson, in each case reflecting acceleration of 50% of the then unvested portion of each award as of the separation date.

In the three-month period ended June 30, 2017, our loss from operations was approximately $647,000, representing a decrease of approximately $718,000 compared to our income from operations of approximately $71,000 in the three-month period ended June 30, 2016. In the six-month period ended June 30, 2017, our loss from operations was approximately $816,000 representing a decrease of approximately $789,000 compared to our loss from operations of $26,000 in the six-month period ended June 30, 2016. The decrease in income in both the second quarter and first half of 2017 compared to the same periods in 2016 is due primarily to the non-recurring expense for separation packages for our former two senior executives.

After interest and tax provisions, our net loss for the three-month period ended June 30, 2017 was approximately $425,000 compared to net income of approximately $4,000 in the same period of 2016. For the six-month period ended June 30, 2017, our net loss was approximately $559,000 compared to a net loss of approximately $94,000 in the same period of 2016.

Liquidity and Capital Resources

During the six months ended June 30, 2017, net cash provided by operating activities was approximately $184,000 compared to net cash used by operating activities of approximately $310,000 for the same period in 2016. As more fully described below, the change was due primarily to cash received by a potential strategic partner offset by changes in income. Working capital was approximately $8,339,000 at June 30, 2017, a decrease of approximately $490,000 from December 31, 2016. At June 30, 2017, our balance sheet reflected approximately $4,639,000 of cash and approximately $2,639,000 of net trade receivables. At December 31, 2016, our total cash on hand was approximately $4,693,000 and our net trade receivables were approximately $2,503,000.

As previously announced by the Company, in order to enhance value to the Company’s shareholders, the Company is currently in the process of identifying and evaluating a wide range of potential alternative strategic transactions, including strategic business model alternatives, disposition of one or more corporate assets, business combinations and the sale of the Company. There is no definitive timetable for completing the Company’s identification and evaluation of potential strategic alternatives. The Company has not made a decision to enter into or consummate any particular transaction, nor has the Company entered into any definitive agreement for any particular transaction. In connection with the Company’s discussions regarding potential alternative strategic transactions, on April 10, 2017, the Company received $1,000,000 in cash from a potential strategic partner. Of the total cash received, $500,000 is an expense reimbursement for some of the out-of-pocket costs the Company has incurred in connection with its consideration of strategic alternatives. The other $500,000 is a fully refundable amount which the Company expects to return to the payer in August 2017.

At June 30, 2017, we had no long term liabilities except for deferred tax liabilities.

We maintain a line of credit with our commercial bank in the maximum amount of $2,000,000. No borrowings have been made under our line of credit during the first six months of fiscal year 2017 and there were no outstanding balances at June 30, 2017 or December 31, 2016. As of June 30, 2017, we were not in compliance with one of the financial covenants of the line of credit and received a waiver of that covenant.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least September 2018. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

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

Off-Balance Sheet Arrangements.

None.

Contractual Obligations

Not applicable.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Gordon R. Arnold, our current interim principle executive officer, and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Arnold and Ms. Allen concluded that, as of June 30, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Index to Exhibits immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION
Registrant

Date: August 14, 2017	By:	/s/ Gordon R. Arnold
Gordon R. Arnold
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Date Filed
3.1	Articles of Incorporation of the Registrant.	10-K	3.1	March 23, 1990

3.2	Bylaws of the Registrant.	8-K	3.2	June 2, 2017

10.1	Separation Agreement with Anders B. Axelsson, dated May 5, 2017	Filed herewith

10.2	Separation Agreement with Varun Nagaraj, dated May 10, 2017	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.