Form 10-Q
period 2017-09-30
SIERRA MONITOR CORP /CA/
filed 2017-11-13
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2017

or

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

Yes [  ] No [X]

The number of shares outstanding of the issuer’s common stock, as of November 13, 2017, was 10,190,625.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$4,493,938	$4,692,999
Trade receivables, less allowance for doubtful accounts of approximately $75,000 at September 30, 2017 and December 31, 2016, respectively	2,591,455	2,502,601
Inventories, net	2,871,387	2,443,774
Prepaid expenses	393,493	575,177
Income tax deposits	128,659	68,949
Total current assets	10,478,932	10,283,500

Property and equipment, net	170,086	167,831
Deferred income taxes	249,967	249,967
Other assets	112,902	202,875
Total assets	$11,011,887	10,904,173

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,089,920	$824,951
Accrued compensation	747,976	460,584
Other current liabilities	149,873	168,584
Total current liabilities	1,987,769	1,454,119

Deferred tax liability	88,802	88,802
Total liabilities	2,076,571	1,542,921
Commitments and contingencies Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,190,625 and 10,171,551 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	10,191	10,172
Additional paid-in capital	4,385,840	4,139,527
Retained earnings	4,539,285	5,211,553
Total shareholders’ equity	8,935,316	9,361,252
Total liabilities and shareholders’ equity	$11,011,887	$10,904,173

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales	$5,177,199	$5,063,617	$14,539,809	$14,423,206
Cost of goods sold	2,072,236	2,183,511	5,913,516	6,118,709
Gross profit	3,104,963	2,880,106	8,626,293	8,304,497
Operating expenses
Research and development	767,550	736,136	2,296,058	2,116,498
Selling and marketing	1,225,351	1,240,436	3,840,901	3,713,449
General and administrative	743,405	766,872	2,355,943	2,364,109
Non-recurring restructuring expense	-	-	580,425	-
	2,736,306	2,743,444	9,073,327	8,194,056
Income (loss) from operations	368,657	136,662	(447,034)	110,441

Interest income	169	285	169	488
Income (loss) before income taxes	368,826	136,947	(446,865)	110,929

Income tax provision (benefit)	176,349	91,424	(80,036)	159,118

Net income (loss)	$192,477	$45,523	$(366,829)	$(48,189)
Net income (loss) available to common shareholders per common share
Basic:	$0.02	$0.00	$(0.04)	$(0.00)
Diluted:	$0.02	$0.00	$(0.04)	$(0.00)
Weighted average number of common shares used in per share computations
Basic:	10,181,553	10,145,862	10,179,886	10,145,862
Diluted:	10,181,553	10,147,576	10,179,886	10,145,862

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(366,829)	$(48,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	207,330	262,568
Provision for inventory losses	-	8,589
Stock based compensation expense	230,034	286,762
Changes in operating assets and liabilities:
Trade receivables	(88,854)	(290,636)
Inventories	(427,613)	305,529
Prepaid expenses	181,684	(185,151)
Income taxes payable	(59,710)	(56,617)
Accounts payable	264,969	(222,882)
Accrued compensation	287,392	(25,783)
Other current liabilities	(18,711)	10,419
Net cash provided by operating activities	209,692	44,609
Cash flows from investing activities:
Purchase of property and equipment	(119,612)	(49,630)
Net cash used in investing activities	(119,612)	(49,630)
Cash flows from financing activities:
Dividends	(305,439)	(304,377)
Proceeds from exercise of stock options	16,298	-
Net cash used in financing activities	(289,141)	(304,377)
Net decrease in cash	(199,061)	(309,398)
Cash at beginning of period	4,692,999	4,883,373
Cash at end of period	$4,493,938	$4,573,975
Supplemental cash flow information
Cash paid for income taxes	$10	$218,573

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2017

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

Summary of Business

Sierra Monitor Corporation addresses the industrial and commercial facilities management market with Industrial Internet of Things (“IIoT”) solutions that target facility automation and facility safety requirements, which are referred to as the Company’s “Connect” and “Protect” lines of business.

The Company’s FieldServer family of protocol gateways, routers, and network explorers targets facility automation requirements, and is used by original equipment manufacturers (“OEMs”) and system integrators to enable local and remote monitoring and control of assets and facilities. The FieldServer family of products works with the FieldPoP™ device cloud portal, a cloud-based service that registers and manages FieldServer products, provides secure remote access to the local web-based applications that run on FieldServer products, and integrates with third-party applications over REST APIs. With more than 200,000 installed gateways supporting over 140 protocols such as BACnet, LonWorks, MODBUS, and XML in commercial and industrial facilities, FieldServer is an industry leading multi-protocol gateway brand and is delivered in a variety of form factors appropriate to the asset being interfaced. The intellectual property in FieldServer products is embodied in the proprietary embedded software that runs on a variety of customized hardware platforms with different connectivity options such as Serial, Ethernet, Wi-Fi, or cellular. In addition to bridging data protocols between various assets or devices within a facility, the embedded software includes value-added “fog” or “local application” software for monitoring, logging, alarming, and trending local field data. Additionally, the embedded software enables the assets or devices in the facility to securely connect to third-party clouds and to the Company’s own FieldPoP device cloud portal. The FieldPoP device cloud portal is a proprietary, secure, and scalable Software-as-a-Service product and is developed and deployed using the same core technologies and providers that are used by many of the world’s leading web sites and Internet-based services. The Company’s Sentry IT Flame and Gas (F&G) detection solutions target facility safety requirements, and are used by industrial and commercial facilities managers to protect their personnel and assets. The motivation for installing gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health Administration, state and local governing bodies, insurance companies and various industry rule-making bodies. The solution consists of proprietary system hardware that runs embedded controller and gateway software, detector modules that sense the presence of various toxic and combustible gases and flames, connectivity between the modules and the controller, and a user interface and applications that a facility manager can interact with, either locally on site or remotely over the Internet. The complex software embedded in the various products facilitates system-wide functions such as calibration, alarm detection, notification, and mitigation. The controller software also includes local web-based applications that simplify management of the complete solution and a gateway to integrate the flame and gas detection solution with the facility’s local supervisory system or to the Company’s FieldPoP device cloud portal. With more than 100,000 detector modules sold, our flame and gas detection solutions are deployed in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages and other sites where hazardous gases are used or produced.

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

b) Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2016 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on March 30, 2017, that are required to be adopted during the year ended December 31, 2017, did not have or are not expected to have a significant impact on the Company’s 2017 financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (ASU 2014-09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. For public entities, the update is effective for financial statements issued for fiscal years beginning after December 15, 2017.

The Company has elected to adopt the guidance beginning in fiscal 2018 using the full retrospective approach, which applies the standard to all periods presented. The Company has hired outside subject matter experts to complete a preliminary assessment of the impact of adoption of this guidance, including required disclosures, and based upon its current analysis, does not expect a significant impact on processes, systems or controls. The Company will continue to evaluate the impact of adoption of this guidance and its preliminary assessments are subject to change.

In February 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year, and early adoption is permitted. Management has not yet determined the effect of this ASU on the Company’s financial statements.

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

For the nine-month periods ended September 30, 2017 and 2016, general and administrative expenses included stock based compensation expense of $230,034 and $286,762, respectively, decreasing/increasing the Company’s income (loss) before income taxes and net income (loss) resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company’s basic and diluted net loss per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the nine-month periods ended September 30, 2017 and 2016.

d) Subsequent Events

Management has evaluated events subsequent to September 30, 2017 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Subsequent to the end of the third quarter for 2017, the Company announced that its Board of Directors has named Jeffrey Brown as its president and chief executive officer effective October 16, 2017. Mr. Brown succeeds Interim CEO Gordon R. Arnold, who will assume the position of Executive Advisor.  Mr. Brown is a global executive leader and manager who brings a wealth of relevant experience to Sierra Monitor.

Additionally, the Company appointed James D. Norrod as a member of the Company’s Board of Directors effective October 16, 2017. We believe Mr. Norrod’s extensive experience in leading network technology companies and prior service as a director of a public company qualify him to serve as a member of our board of directors.

Further, the Company amended the Bylaws of the Company (the “Amended Bylaws”), in order to increase the size of the board of directors from 3 directors to 5 directors effective immediately in connection with the appointment of Messrs. Brown and Norrod to the board. The amended Bylaws were filed with the SEC as Exhibit 3.2 on Form 8-K on October 18, 2017.

Inventories

A summary of inventories follows:

	September 30, 2017	December 31, 2016
Raw materials	$1,492,070	$1,421,004
Work-in-process	760,957	706,330
Materials at vendor	495,035	247,680
Finished goods	320,434	265,869
Less: Allowance for obsolescence reserve	(197,109)	(197,109)
	$2,871,387	$2,443,774

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

At September 30, 2017 and 2016, there were no options to acquire shares of common stock that were considered potentially dilutive due to the net loss for the year-to-date periods.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2017 and 2016, respectively:

	Three months ended		Nine months ended
	September 30		September 30
	2017	2016	2017	2016
Basic EPS – weighted-average number of common shares outstanding	10,181,553	10,145,862	10,179,886	10,145,862
Effect of dilutive potential common shares – stock options outstanding	-	1,714	-	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,181,553	10,147,576	10,179,886	10,145,862

Concentrations

One customer made up more than 10% of accounts receivable at September 30, 2017 but no customer made up more than 10% of accounts receivable at December 31, 2016. No customer made up more than 10% of net sales for each of the three or the nine-month periods ended September 30, 2017 and September 30, 2016.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $4,061,474 and $4,260,022 were in excess of such insured amounts at September 30, 2017 and December 31, 2016, respectively.

Segment Information

The Company operates in one segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Instrumentation	$2,536,492	$2,468,485	$6,905,503	$6,737,013
FieldServers	2,640,707	2,595,132	7,634,306	7,686,193
	$5,177,199	$5,063,617	$14,539,809	14,423,206

Line-of-Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first nine months of fiscal year 2017 and there were no outstanding balances at September 30, 2017 and December 31, 2016. As of September 30, 2017, the Company was in compliance with the financial covenants to which it is subject under the line of credit.

Stock Option Grants

No stock options were granted during the three-month period ended September 30, 2017. However, options to acquire 238,000 shares of common stock with a grant date fair value of $162,554 were granted during the nine-month period ended September 30, 2017. No options were granted during the three and nine-month periods ended September 30, 2016.

Stock Option Exercise and Expiration

In the nine-month period ended September 30, 2017, 10,002 shares of common stock were issued as a result of stock option exercises. No options were exercised in the nine-month period ended September 30, 2016. During the same periods, 1,106,000 and 38,500 options expired, respectively.

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

Results of Operations

For the three-month period ended September 30, 2017, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $5,177,199 compared to $5,063,617 for the three-month period ended September 30, 2016. For the nine-month period ended September 30, 2017, net sales were $14,539,809 compared with $14,423,206 in the prior year nine-month period. The sales results for the three and nine-month periods ended September 30, 2017 represent an increase of 2% and 1% compared to each of the same periods in 2016.

For the three-month period ended September 30, 2017, sales of our instrumentation products, including flame and gas detection, military sales and environment controllers, were approximately $2,536,000 compared to approximately $2,468,000 in the three-month period ended September 30, 2016, representing a 3% increase. For the nine-month period ended September 30, 2017, sales of our instrumentation products were approximately $6,906,000 compared to approximately $6,737,000 in the same period in 2016 representing a 3% increase. Our sales of flame and gas detection to domestic accounts including alternate fuel and waste water applications were partially offset by a decline in oil and gas project activity due to world oil prices.

In the three-month period ended September 30, 2017, sales of FieldServer products were approximately $2,641,000 compared to approximately $2,595,000 in the same period in 2016, representing a 2% increase. In the nine-month period ended September 30, 2017, sales of our FieldServer products were approximately $7,634,000, compared to approximately $7,686,000 in sales reported in the same period in 2016, representing a 1% decrease. FieldServer products are sold primarily to original equipment manufacturers (OEM) to provide a platform for delivery and operation of our software for integration with building automation systems. We also sell FieldServer products to integrators for specific building automation projects. There have been no significant changes in the mix of our products sold through our channel partners compared to the same periods in 2016.

Gross profit for the three-month period ended September 30, 2017 was approximately $3,105,000, or 60% of net sales, compared to approximately $2,880,000, or 57% of net sales, in the same period in the previous year. Gross profit for the nine-month period ended September 30, 2017 was approximately $8,626,000, or 59% of net sales, compared to approximately $8,304,000, or 58% of net sales, in the same period in the previous year. Our gross margins are influenced primarily by product mix and discount level based on order size and sales channels.

Expenses for research and development, which include new product development and engineering to sustain existing products, were approximately $768,000, or 15% of net sales, for the three-month period ended September 30, 2017 compared to approximately $736,000, or 15% of net sales, in the comparable period in 2016. In the nine-month periods ended September 30, 2017 and September 30, 2016, research and development expenses were approximately $2,296,000, or 16% of net sales, and approximately $2,116,000, or 15% of net sales, respectively. In the current year, we have undertaken new product development related primarily to applying our FieldServer products for Internet of Things applications.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were approximately $1,225,000, or 24% of net sales for the three-month period ended September 30, 2017, compared to approximately $1,240,000, or 25% of net sales, in the comparable period in the prior year. For the nine-month periods ended September 30, 2017 and 2016, selling and marketing expenses were approximately $3,841,000, or 26% of net sales, and approximately $3,713,000, or 26% of net sales, respectively. There has been no significant change in our selling expenses in the three and nine-month periods ended September 30, 2017 compared to the same period in the prior year.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were approximately $743,000, or 14% of net sales, for the three-month period ended September 30, 2017 compared to approximately $767,000, or 15% of net sales, in the three-month period ended September 30, 2016. For the nine-month periods ended September 30, 2017 and September 2016, general and administrative expenses were approximately $2,356,000, or 16% of net sales, and approximately $2,364,000, or 16% of net sales, respectively. General and administrative expenses have decreased 3% in the three-month period and remained flat in the nine-month reporting periods ended September 30, 2017 compared to the same periods in 2016, primarily due to decreased salary expenses partially offset by an increase in outsourced professionals.

In the three-month period ended September 30, 2017, our income from operations was approximately $369,000 compared to income from operations of approximately $137,000 for the three-month period ended September 30, 2016. In the nine-month period ended September 30, 2017, our loss from operations was approximately $447,000 compared to income from operations of $111,000 in the nine-month period ended September 30, 2016. The increase in income in the third quarter of 2017 compared to the third quarter of 2016 is due primarily to higher sales and higher gross margins.

After interest income and provision for income tax expense, our net income for the three-month period ended September 30, 2017 was approximately $192,000 compared to net income of approximately $46,000 in the same period of 2016. For the nine-month period ended September 30, 2017, our net loss was approximately $367,000 compared to a net loss of approximately $48,000 in the same period of 2016.

Subsequent to the end of the third quarter for 2017, the Company announced that its Board of Directors has named Jeffrey Brown as its president and chief executive officer effective October 16, 2017. Mr. Brown succeeds Interim CEO Gordon R. Arnold, who will assume the position of Executive Advisor.  Mr. Brown is a global executive leader and manager who brings a wealth of relevant experience to Sierra Monitor.

In October 2016, the Board of Directors also increased the size of the Board of Directors from three to five member and appointed Mr. Brown and James D. Norrod as Members of the Board of Directors.

Liquidity and Capital Resources

During the nine months ended September 30, 2017, net cash provided by operating activities was approximately $210,000 compared to approximately $45,000 for the same period in 2016. Working capital was approximately $8,491,000 at September 30, 2017, a decrease of approximately $338,000 from December 31, 2016. At September 30, 2017, our balance sheet reflected approximately $4,494,000 of cash and approximately $2,591,000 of net trade receivables. At December 31, 2016, our total cash on hand was approximately $4,693,000 and our net trade receivables were approximately $2,503,000.

As previously announced and in connection with our discussions regarding potential alternative strategic transactions, on April 10, 2017, we received $1,000,000 in cash from a potential strategic partner. Of the total cash received, $500,000 was an expense reimbursement for certain out-of-pocket costs that we incurred in connection with our consideration of strategic alternatives. The remaining $500,000 was a fully refundable amount which we returned to the payer in September 2017.

At September 30, 2017, we had no long-term liabilities except for deferred income taxes.

We maintain a line of credit with our commercial bank in the maximum amount of $2,000,000. No borrowings have been made under our line of credit during the first nine months of fiscal year 2017 and there were no outstanding balances at September 30, 2017 and December 31, 2016. As of September 30, 2017, we were in compliance with the financial covenants of the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least November 2018. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

a) Revenue Recognition

The Company recognizes revenue when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; (b) delivery has occurred, based on shipping terms, or services have been rendered; (c) our price to the buyer is fixed or determinable, as documented on the accepted purchase order; and (d) collectability is reasonably assured. By product and service type, revenues are recognized when the following specific conditions are met:

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

FieldServer Services

FieldServer services consist of orders for custom development of protocol drivers. Generally customers place orders for FieldServer products concurrently with their order for protocol drivers. However, if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in FieldServer Products above, but due to the non-recurring engineering aspect of the customized driver development, we are more likely to have a written evidence trail of a quotation and a hard copy order. The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program. When development of the driver is complete, the customer participates in testing and provides written confirmation that the driver program meets its expectations. The customer is then able to place or release orders for FieldServer product with the new driver loaded into it (see FieldServer Products above). Revenues for driver development are billed and recognized only after the customer’s written confirmation is received. Collectability is reasonably assured as described in FieldServer Products above.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Jeffrey Brown, our principle executive officer, and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Brown and Ms. Allen concluded that, as of September 30, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

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

Index to Exhibits

		Incorporated by Reference
Exhibit	Exhibit		Exhibit	Date
Number	Description	Form	Number	Filed

3.1	Articles of Incorporation of the Registrant.	10-K	3.1	March 23, 1990

3.2	Bylaws of the Registrant.	8-K	3.2	October 18, 2017

10.1	Separation Agreement with Anders B. Axelsson, dated May 5, 2017	10-Q	10.1	August 14, 2017

10.2	Separation Agreement with Varun Nagaraj, dated May 10, 2017	10-Q	10.2	August 14, 2017

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION
Registrant

Date: November 13, 2017	By:	/s/ Jeffrey Brown
Jeffrey Brown
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer
(Principal Financial Officer)