Form 10-K
period 2017-12-31
SIERRA MONITOR CORP /CA/
filed 2018-04-02
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017.

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

Issuer’s telephone number, including area code: (408) 262-6611

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

[X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 29, 2017 was approximately $5,362,564 based upon the last reported sale price of $1.45 per share on the Over the Counter Bulletin Board, which occurred on June 29, 2017. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant’s common stock outstanding as of March 26, 2018 was 10,203,995.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 8, and information required under Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on or about May 10, 2018.

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

Products and Applications

The Connect business is our FieldServer family of protocol gateways, routers, and network explorers which targets industrial and facilities automation. The products are used by original equipment manufacturers (“OEMs”) and systems integrators to enable local and remote monitoring and control of assets and facilities. With more than 270,000 installed gateways supporting over 140 protocols such as BACnet, LonWorks, MODBUS, and XML in commercial and industrial facilities, FieldServer is one of the industry’s leading multi-protocol gateway brands. The intellectual property in FieldServer products is the software which runs on a range of hardware platforms, from embedded silicon to channel-ready gateways, and with a variety of interfaces including serial, Ethernet, Wi-Fi and cellular, appropriate to the asset being interfaced. The FieldServer family of products interface to the SMCCloud device management and big-data storage platform. With SMCCloud, OEMs and systems integrators can better manage their customers and field-deployed assets by registering, monitoring, logging and remotely accessing third-party equipment from the portal or smartphone app. SMCCloud can interface with third-party cloud solutions over various interfaces including REST APIs built on Amazon Web Services (AWS). In addition, FieldServer includes value-added “edge computing” capabilities for monitoring, logging, alarming, and trending local field data. In 2017, combined revenue from sales of our FieldServer family of products was approximately 51% of our sales compared to approximately 54% in 2016.

The Protect business is our flame and gas detection solutions that address facility safety requirements and are used by industrial and commercial facilities managers to protect their personnel and assets. The motivation for installing life-safety systems like gas and flame detection is driven, in part, by industrial safety professionals guided by country-specific safety regulations such as the United States Occupational Safety and Health Administration, as well as state and local governing bodies, insurance companies and various industry rule-making bodies. Sierra Monitor’s solutions consists of three components. The SentryIT controller system that runs embedded logic and gateway software. A comprehensive line of industry certified detector modules that sense the presence of various toxic and combustible gases and flames. The Sentry InSite user interface and application software that a facility manager can interact with either locally on site or remotely via the SMCCloud portal. With more than 100,000 detector modules sold, our fire and gas detection solutions are proven, reliable, and deployed in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages and other sites where hazardous gases are used or produced. Revenue from gas detection products was approximately 43% of our sales in 2017 and 2016.

Our solutions are also sold to telecommunication companies and their suppliers to manage environmental and safety conditions such as temperature, gas, and smoke in remote structures such as local DSL distribution nodes and buildings at cell tower sites. Revenue from all products sold to the telecommunications industry was approximately 6% of our sales in 2017, compared to 3% in 2016.

Research and Development

We maintain research and development programs to develop new products and to enhance and support existing products. We use a core group of experienced engineers, supported by a dynamic network of third-party specialists with skills as needed by specific projects. Our research and development expenses, which include costs for sustaining engineering and technical support, were $3,073,087 or 16% of our sales in 2017, compared to $2,950,651or 15% of our sales in 2016.

Sales and Distribution

We use a combination of in-region sales managers and a centralized inside sales and customer support team. Our in-region sales managers are located in western, central, southern and eastern regions of the United States. Additionally, we have in-region sales managers in Europe, the Middle East and Canada. The regional sales managers are supported by our inside sales and customer support team based in Milpitas, California.

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

Our flame and gas products are primarily sold to engineering and installation firms that utilize the products as part of larger fire and safety facility projects. Our in-region and headquarters-based sales teams work with a network of independent sales representatives and value-added resellers to identify and fulfill such opportunities. After-sale service is carried out by certified service partners. There are currently 27 authorized representative companies in the United States and approximately 16 international sales partners. The majority of our domestic representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products.

Our marketing activities include maintaining a comprehensive and search-optimized web site and social media presence, participating in relevant trade shows and events, issuing newsletters, blogging, conducting on-line seminars and other forms of communication, seeking press coverage, and developing tools to assist in the selling effort.

Our selling and marketing expenses for 2017 were $5,165,931 or 26% of revenue, compared to $4,899,882 or 26% of revenue in 2016.

We consider that we operate in one business segment. Substantially all of the revenues reported in Part II, Item 7 of this Annual Report on Form 10-K are attributable to sales to that single segment. See “Note 8: Segment Reporting” to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

On December 31, 2017, we had a total of 82 full-time employees and consultants. At that date, 56 were located in Milpitas, California, and the rest were based out of regional offices.

Seasonality and Customer Concentration

The demand for monitoring devices and other products we manufacture is typically not seasonal. There were no customers to whom sales exceeded 10% of our net sales during 2017, or 2016. Factors affecting specific industries, such as telecommunications, building automation or petro-chemical processing, could affect our sales within any of those industries. Those factors may include, but are not limited to, a general economic downturn, labor problems, and rapid shifts in technology or introduction of competing products at lower prices.

Backlog

The commercial order backlog for our products at December 31, 2017 was approximately $4,943,137 compared to approximately $4,647,653 at December 31, 2016. The backlog includes orders for which we have not yet received engineering release from the customer. Since we generally ship many of our products within the same quarter that we receive a purchase order and engineering release from the customer, we believe that our backlog at any particular time is generally not indicative of the level of future sales.

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

Our flame and gas detection products compete with systems offered by Draeger Safety Inc., Mine Safety Appliance Company, Honeywell Life Safety, TYCO, and the Detector Electronics division of UTC. Most of these competitors in the fire and gas detection area offer broad product lines including items that do not compete with our products and have greater financial, marketing and manufacturing resources than we do.

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

Major Customers

Two customers exceeded 10% of the Company’s accounts receivable during the year ended December 31, 2017, but no customers exceeded 10% of the Company’s accounts receivable during the year ended December 31, 2016. Further, no customers exceeded 10% of the Company’s sales during the years ended December 31, 2017 or December 31, 2016.

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

Our principal executive, administrative, manufacturing and engineering operations are located in two buildings totaling approximately 28,000 square feet in Milpitas, California under a lease scheduled to expire on April 30, 2023.

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

(a) Market Information. Our common stock is quoted on the OTC Bulletin Board under the symbol “SRMC.” There is not an active market for our common stock and there is only infrequent trading in limited volume. The high and low closing sales price, as reported by the OTC Bulletin Board system, of our common stock during each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices	High	Low
Quarter ended December 31, 2017	$1.50	$1.15
Quarter ended September 30, 2017	$1.51	$1.18
Quarter ended June 30, 2017	$1.65	$1.30
Quarter ended March 31, 2017	$1.70	$1.20

Quarter ended December 31, 2016	$1.85	$1.38
Quarter ended September 30, 2016	$1.75	$1.40
Quarter ended June 30, 2016	$1.55	$1.22
Quarter ended March 31, 2016	$2.00	$1.35

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Holders. As of March 26, 2018, there were approximately 121 shareholders of record of our common stock and the closing price of our common stock was $1.35. This figure does not include beneficial holders or common stock held in street names, as we cannot accurately estimate the number of these beneficial holders.

(c) Dividends. We adopted a dividend policy authorizing a quarterly cash dividend of $0.01 per share of common stock. Under this dividend policy, we have paid twenty-two consecutive quarterly dividends of $0.01 per share of common stock. The last quarterly dividend was paid on February 15, 2018 to shareholders of record as of the close of business on February 1, 2018. This dividend represented a quarterly payout of $102,040 in aggregate, based on 10,203,995 shares outstanding. The cash dividend policy and payment of any future quarterly cash dividends will be at the discretion of the Board of Directors and will be dependent upon Sierra Monitor’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board of Directors.

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

Stock Option Plan

In April 2016 and in May 2016, the Company’s Board of Directors and the Company’s shareholders, respectively, approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan became effective, expired or otherwise terminated without having been exercised in full, or were forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Options granted under our 2006 Stock Plan and 2016 Stock Plan are at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date. On December 31, 2017, a total of 887,500 shares were available for grant.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Fiscal 2017 vs. Fiscal 2016

For the fiscal year ended December 31, 2017, our net sales were $19,770,158 compared to net sales of $19,184,442 in the prior fiscal year ended December 31, 2016. Net sales increased approximately 3.1% in 2017 compared to the prior year. Our loss from operations before interest income and income tax was $339,382 in 2017, compared to operating income before interest income and income tax expenses of $75,100 in 2016. Net loss in 2017 was $377,596, or $(0.04) per share, compared to net loss of $90,932, or $(0.01) per share, in 2016.

Sales of our FieldServer products decreased approximately 4% in 2017 compared to 2016. FieldServer products are primarily sold to OEMs who develop a broad range of products relevant to facility automation, such as boilers, chillers, air handlers, lighting controls, generator sets, electric sub-meters, etc. FieldServer products are also bought by system integrators looking to connect various discrete automation sub-systems to a common facility management system. The decline in our FieldServer sales was attributable to increased competition that impacted our solution. Primarily, this took the form of a large OEM customer designing out our gateway for their own “on board” solution. We believe that the high value-added services included in our SMCCloud offer will allow us to provide additional SaaS solutions to these customers. In addition, we are re-designing our FieldServer product line to allow for modular growth and ease of embedded integration into OEM’s products to mitigate this issue in the future. In 2017, revenue from FieldServer products was approximately 51% of our sales compared to approximately 54% in 2016.

Our sales of flame and gas detection products, including sales to the military, remain constant in 2017 compared to 2016. Flame and gas products are generally sold to engineering and installation firms who utilize the products as part of larger fire and safety projects in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages, and other sites where hazardous gases are used or produced. Revenue from gas detection products was approximately 43% of our sales in 2017 and 2016.

We also sell environment control products for high-value remote telecommunications buildings, including cell towers and underground vaults. Sales of environment control products for telecommunications buildings increased by approximately 110% in 2017 compared to 2016. Sales of our products to telecommunications buildings are primarily a result of replacement and repair cycles at existing sites. Revenue from all products sold to the telecommunications industry was approximately 6% of our sales in 2017, compared to 3% in 2016.

Gross profit as a percent of sales was approximately 60% in 2017 and 59% in 2016. Our gross margins vary by product mix and channel of distribution. We did not experience any significant increase in costs for materials including electronic components, fabricated materials and contract assembly in 2017 compared to 2016. The 59% gross profit experienced in 2017 is more reflective of our regular gross profit percent while the 2016 gross profit was impacted slightly by an increase in warranty costs.

Research and development expenses, which include new product development and support for existing products, were $3,073,087 or 16% of net sales in the fiscal year ended December 31, 2017, compared to $2,950,651 or 15% of net sales in the fiscal year ended December 31, 2016. The growth in R&D spending in 2017 was primarily driven by continued efforts to develop IIoT-specific initiatives such as our SMCCloud offering.

Selling and marketing expenses were $5,165,931 or 26% of net sales in 2017 compared to $4,899,882 or 26% of net sales in the prior year. The increase in sales and marketing expenses was driven by increases in the sales team to expand regional coverage as well as increased investment in marketing designed to drive our messaging to the market.

General and administrative expenses, which include professional fees and product and general liability insurance incurred by the company, were $3,277,760 or 17% of net sales in 2017, compared to $3,106,265 or 16% of net sales in 2016. Our IT spending increased as we continue to invest in updated software for our systems. Additionally, professional fees increased as we reviewed strategic alternatives for the company.

Our financial results reflect a revenue increase of $585,716 and a decrease in (loss) income from operations of $414,482 over the prior year due primarily to one-time special, non-recurring expense for separation packages for our two former senior executives. All of our current deferred income tax benefits have been utilized. We are currently accruing income taxes at the maximum corporate rate.

Liquidity and Capital Resources

Our working capital at December 31, 2017 was $8,457,600 compared to working capital of $8,829,381 at December 31, 2016. We undertook no significant equity or long-term debt transactions in 2017.

Inventories on hand at December 31, 2017 were $3,138,261, an increase of $694,487 compared to December 31, 2016. Inventory levels have increased as we position ourselves to be more responsive to customer needs.

Our net trade receivables at December 31, 2017 were $3,254,681 compared to $2,502,601 at December 31, 2016. The increase was primarily due to approximately $464,00 increase in December, 2017 sales compared to December, 2106 sales. Trade receivables, measured by days of sales outstanding, increased to 53 days at December 31, 2017 compared to 48 days at December 31, 2016.

On December 31, 2017, our balance sheet reflected $3,191,722 of cash on hand compared to $4,692,999 at December 31, 2016. The decrease in cash is due primarily to an increase in trade receivables of $752,080 and an increase in inventory of $694,487. Income taxes paid totaled $2,192 during 2017 compared with $243,573 during 2016.

As of December 31, 2017, the Company has a $2,000,000 line of credit, secured by substantially all assets of the Company and bears interest at the bank’s prime rate (3.25% at December 31, 2017) less 0.5% or LIBOR plus 2.5%. The line of credit matures on August 1, 2018 and requires compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and a quarterly profitability test. At December 31, 2017 and 2016, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations for the next twelve months. There are no current plans for significant capital equipment expenditures.

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

Revenue Recognition

A detailed discussion of our revenue recognition policies is contained in Note 1 (Summary of the Company and Significant Accounting Policies) of the Notes to Financial Statements. That discussion is incorporated herein by reference.

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

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. We believe that we have demonstrated the ability to make reasonable and reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in our International Organization for Standardization quality program, and data generated from that program forms a basis for the reserve management.

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

Determination of Applicability of Valuation Allowance for Deferred Tax Assets

We determine the applicability of a valuation allowance against the accrued tax benefit by evaluating recent trends including sales levels, changes in backlog and fixed expenses. We also consider our plans for the current twelve-month period regarding activities that would change the level of expenses relative to historical trends.

At December 31, 2017 and 2016, we determined that, despite the minor loss, the Company’s profitable history and full utilization of the available deferred tax benefits, no valuation allowance was required against the remaining deferred tax asset.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of Jeffrey Brown, our principal executive officer and Tamara Allen, our principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report, Internal Control-Integrated Framework (1992). No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of December 31, 2017 based on the criteria set forth in COSO’s report Internal Control-Integrated Framework (1992).

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers such as us.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2017 that were not disclosed.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2017, based upon information furnished by such persons:

			Director or
Name	Principal Occupation or Employment	Age	Officer Since

Gordon R. Arnold	Director of the Company;	72	1984
	Executive Advisor and Secretary

Jeffrey Brown	Director of the Company; President and
	Chief Executive Officer	58	2017

Tamara S. Allen	Chief Financial Officer	51	2014

Michael C. Farr	Vice President of Operations	60	1986

C. Richard Kramlich	Director of the Company	82	1980

Robert C. Marshall	Director of the Company	86	1998

Jim Norrod	Director of the Company	70	2017

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

Jeffrey Brown joined Sierra Monitor Corporation as President and Chief Executive Officer in October 2017. Mr. Brown joins the company from Accuris Networks where he was the President and CEO from September 2014 to July 2017. He led Accuris’ pivot to a SaaS model and deployed a worldwide cloud solution for some of the largest wireless service providers. From May 2009 to July 2014 Mr. Brown served as President and CEO for Kineto Wireless until it was sold to Taqua. Mr. Brown holds a BA Degree from University of California at Berkeley and an MBA from Golden Gate University. His business administration education and more than thirty years of industry experience qualify him to serve as CEO and as a member of our Board of Directors.

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

C. Richard Kramlich has been a Director of the Company since 1980. Mr. Kramlich, who has more than forty years of venture capital experience, is a co-founder of New Enterprise Associates, a venture capital firm. He received a Master’s in Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University. Mr. Kramlich’s specific qualifications and experience to serve as a member of our Board of Directors include over thirty years as managing general partner of a highly successful venture capital company, his membership on numerous boards of private and public companies, and over thirty years of participation on our Board of Directors.

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

Mr. James D. Norrod, joined Sierra Monitor Corporation in October 2017 as a Director of the Company. Since October 2017, Mr. Norrod currently serves as the President and CEO of Tellabs, Inc. Prior to that, he served as President and CEO of Zhone Technologies from July 2014 to September 2017 leading the successful merger of Zhone Technologies into DASAN Zhone Solutions Inc. In May 2013 thru May 2014, Mr. Norrod served as the Executive Chairman of GreenBytes until it was acquired by Oracle. Beginning in December 2010, Mr. Norrod served as Chairman and CEO of Infinite Power Solutions until it was acquired in February 2013. Mr. Norrod holds a BS in Economics from Oakland University and an MBA in Marketing from the University of Detroit. Mr. Norrod’s specific qualifications and experience to serve as a member of our Board of Directors include his education and his membership on numerous boards of private and public companies.

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

With respect to the other information required by this Item 10, the sections entitled “Election of Directors Nominees”, “Information About Our Board of Directors – Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2018 Annual Meeting of Shareholders to be held on or about May 10, 2018 are incorporated by reference herein.

The information required by this Item 10 regarding our code of business conduct is incorporated by reference herein from our Proxy Statement for our 2018 Annual Meeting of Shareholders to be held on or about May 10, 2018 under the section entitled “Corporate Governance.”

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference herein from our Proxy Statement for our 2018 Annual Meeting of Shareholders to be held on or about May 10, 2018 under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as of December 31, 2017 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

i. All compensation plans previously approved by security holders; and

ii. All compensation plans not previously approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,847,157	$1.41	887,500
Equity compensation plans not approved by security holders	-	-	-
Total	1,847,157	$1.41	887,500

The other information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our 2018 Annual Meeting of Shareholders to be held on or about May 10, 2018 under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference herein from our Proxy Statement for our 2018 Annual Meeting of Shareholders to be held on or about May 10, 2018 under the section entitled “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference herein from our Proxy Statement for our 2018 Annual Meeting of Shareholders to be held on or about May 10, 2018 under the section entitled “Principal Accountant Fees and Services”.

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements.

See Item 8 of this Annual Report on Form 10-K.

Schedules.

Not applicable.

Index to Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
4.1(3)	Specimen Common Stock Certificate of the Registrant.
10.2(4)	2006 Stock Plan of Registrant.
10.3(5)	Standard Industrial Lease dated April 4, 2003, by and between Sierra Monitor and Geomax.
10.4(6)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.
10.5(7)	Separation Agreement by and between Sierra Monitor and Anders B. Axelsson, dated May 5, 2017.
10.6(7)	Separation Agreement by and between Sierra Monitor and Varun Nagaraj, dated May 5, 2017.
10.7(2)	Transition Agreement by and between Sierra Monitor and Gordon R. Arnold, dated October 16, 2017.
10.8(2)	Employment Offer Letter by and between Sierra Monitor and Jeffrey Brown, dated October 16, 2017.
10.9(8)	Form of Indemnification Agreement by and between Sierra Monitor and its directors and certain of its executive officers.
10.10(9)	Form of Restricted Stock Award Agreement.
10.11(10)	Sierra Monitor Corporation 2016 Equity Incentive Plan and forms of award agreements thereunder.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2017.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 27, 2003.
(4)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 filed with the SEC on August 14, 2017.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2016.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION

Date: March 30, 2018	By:	/s/ Jeffrey Brown
Jeffrey Brown
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title		Signature

March 30, 2018	Chief Executive Officer	By:	/s/ Jeffrey Brown
Jeffrey Brown

March 30, 2018	Chief Financial Officer	By:	/s/ Tamara S. Allen
Tamara S. Allen

March 30, 2018	Director	By:	/s/ Gordon R. Arnold
Gordon R. Arnold

March 30, 2018	Director	By:	/s/ C. Richard Kramlich
C. Richard Kramlich

March 30, 2018	Director	By:	/s/ Robert C. Marshall
Robert C. Marshall

March 30, 2018	Director	By:	/s/ James Norrod
James Norrod

SIERRA MONITOR CORPORATION

Financial Statements

SIERRA MONITOR CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sierra Monitor Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sierra Monitor Corporation (the Company) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company’s auditor since 2002.

Newport Beach, California

March 30, 2018

SIERRA MONITOR CORPORATION

Balance Sheets

December 31, 2017 and 2016

	2017	2016
Assets
Current assets:
Cash	$3,191,722	$4,692,999
Trade receivables, less allowance for doubtful accounts of approximately $75,000 in 2017 and 2016, respectively	3,254,681	2,502,601
Inventories, net	3,138,261	2,443,774
Prepaid expenses	559,368	575,177
Income tax deposit	44,771	68,949
Total current assets	10,188,803	10,283,500

Property and equipment, net	252,143	167,831
Deferred income taxes	126,323	249,967
Other assets	83,153	202,875

Total assets	$10,650,422	$10,904,173

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$976,092	$824,951
Accrued compensation expenses	555,714	460,584
Other current liabilities	199,397	168,584
Total current liabilities	1,731,203	1,454,119

Deferred tax liability	-	88,802
Total liabilities	1,731,203	1,542,921

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,203,995 and 10,171,551 shares issued and outstanding at December 31, 2017 and 2016, respectively	10,204	10,172
Additional paid-in capital	4,482,403	4,139,527
Retained earnings	4,426,612	5,211,553
Total shareholders’ equity	8,919,219	9,361,252

Total liabilities and shareholders’ equity	$10,650,422	$10,904,173

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Operations

For the Years Ended December 31, 2017 and 2016

	2017	2016
Net sales	$19,770,158	$19,184,442
Cost of goods sold	8,012,337	8,152,544
Gross profit	11,757,821	11,031,898
Operating expenses:
Research and development	3,073,087	2,950,651
Selling and marketing	5,165,931	4,899,882
General and administrative	3,277,760	3,106,265
Non-recurring expense	580,425	-
	12,097,203	10,956,798
(Loss) income from operations	(339,382)	75,100
Interest income	481	621
(Loss) income before income tax expense	(338,901)	75,721
Income tax expense	38,695	166,653
Net loss	$(377,596)	$(90,932)
Net loss attributable to common shareholders per common share:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)
Weighted-average number of shares used in per share computations:
Basic	10,186,215	10,147,430
Diluted	10,186,215	10,147,430

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2017 and 2016

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balance as of January 1, 2016	10,145,862	$10,146	$3,772,435	$5,708,383	$9,490,964
Stock options exercised	6,272	6	5,843	–	5,849
Stock-based compensation	–	–	375,857	–	375,857
Restricted stock vested	19,417	20	(14,608)		(14,588)
Dividends paid	–	–	–	(405,898)	(405,898)
Net loss	–	–	–	(90,932)	(90,932)

Balance as of December 31, 2016	10,171,551	10,172	4,139,527	5,211,553	9,361,252
Stock options exercised	10,002	10	3,740	–	3,750
Stock-based compensation	–	–	299,665	–	299,665
Restricted stock vested	22,442	22	39,471	–	39,493
Dividends paid	–	–	–	(407,345)	(407,345)
Net loss	–	–	–	(377,596)	(377,596)

Balance as of December 31, 2017	10,203,995	$10,204	$4,482,403	$4,426,612	$8,919,219

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(377,596)	$(90,932)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	126,172	157,017
Amortization	137,934	184,985
Bad debt expense	-	(3,827)
Provision for inventory losses	(97,109)	(463)
Stock-based compensation expense	299,665	375,857
Loss on disposal of fixed asset	8,594	-
Changes in operating assets and liabilities:
Trade receivables	(752,080)	83,890
Inventories	(597,378)	399,138
Prepaid expenses	15,809	(359,771)
Income tax deposit	24,178	(57,062)
Deferred taxes	34,842	(17,020)
Accounts payable	151,141	(153,887)
Accrued compensation expenses	95,130	(194,025)
Other current liabilities	30,813	20,223
Net cash (used in) provided by operating activities	(899,885)	344,123

Cash flows from investing activities:
Purchases of property and equipment	(210,484)	(97,960)
Purchases of other assets	(26,806)	(21,900)
Net cash used in investing activities	(237,290)	(119,860)

Cash flows from financing activities:
Payment of dividends	(407,345)	(405,898)
Proceeds from exercise of stock options	43,243	5,849
Payment of minimum tax withholdings on net share settlement of restricted stock	-	(14,588)
Net cash used in financing activities	(364,102)	(414,637)

Net decrease in cash and cash equivalents	(1,501,277)	(190,374)

Cash – beginning of year	4,692,999	4,883,373
Cash – end of year	$3,191,722	$4,692,999

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$2,192	$243,573

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2017 and 2016

Note 1 - Summary of the Company and Significant Accounting Policies

The Company

Sierra Monitor Corporation (the “Company”) was incorporated in 1978. The Company addresses the industrial and commercial facilities management market with Industrial Internet of Things (IIoT) solutions that connect and protect high-value infrastructure assets. The Company’s primary product lines include the FieldServer protocols gateways and the Sentry IT flame and gas detection systems. The Company’s headquarters are located in Milpitas, California. The Company’s stock is quoted on the OTC Bulletin Board under the symbol “SRMC.”

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological, regulatory and other business risks associated with such a company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the allowance for bad debts on trade receivables, net realization of inventory, realizability of long-lived assets, provision for warranty returns and deferred income tax asset valuation.

Concentrations

We currently maintain substantially all of our day to day operating cash with a major financial institution. At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $2,691,722 and $4,331,389 were in excess of such insured amounts at December 31, 2017 and 2016, respectively.

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

Two customers exceeded 10% of the Company’s accounts receivable for the year ended December 31, 2017 and no customers exceeded 10% of the Company’s accounts receivable for the year ended December 31, 2016. No customers exceeded 10% of the Company’s sales during the years ended December 31, 2017 or 2016.

Accounts Receivable

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. We believe that we have demonstrated reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience. Trends of sales returns, exchanges and warranty repairs are tracked by management as part of its review of the Company’s ISO (International Organization for Standardization) quality program and data generated from that process forms a basis for the reserve management.

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

Research and Development

Research and development are primarily comprised of engineering salaries, new product development costs, software development and maintenance costs and certain other general costs, such as depreciation on engineering equipment and sustaining engineering activities. Research and development costs are expensed as incurred. All software development and maintenance costs are expensed as incurred.

Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification 360-10, Property, Plant and Equipment (“ASC 360-10”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. ASC 360-10 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2017 and 2016, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets. Also, no long-lived assets are held for sale. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

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

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control products (as discussed above). The software embedded in FieldServer products includes two items:  (a) a compiled program containing (i) the basic operating system for FieldServers, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer. The Company does not deem the hardware, operating systems with protocol drivers and configuration files to be separate units of accounting because the Company does not believe that they have value on a stand-alone basis. The hardware is useless without the software, and the software is only intended to be used in FieldServer hardware. Additionally, the software included in each sale is deemed to not require significant production, modification or customization and, therefore, the Company recognizes revenues upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above.

FieldServer Services

FieldServer services consist of orders for custom development of protocol drivers.  Generally customers place orders for FieldServer products concurrently with their order for protocol drivers. However, if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. Orders are received in the same manner as described in FieldServer Products above, but due to the non-recurring engineering aspect of the customized driver development, the Company is more likely to have a written evidence trail of a quotation and a hard copy order.  The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program.  When development of the driver is complete, the customer is notified and can proceed with a FieldServer product (see FieldServer Products above).  Revenues for driver development are billed and recognized upon shipment or delivery of the related product that includes the developed protocol drivers (as noted in FieldServer Products above). Collectability is reasonably assured as described in FieldServer Products above.

Discounts and Allowances

Discounts are applied at time of order entry and sales are processed at net pricing. No allowances are offered to customers.

Deferred Revenue

When advance payments are received from customers, they are recorded as deferred revenue until the product is shipped. At December 31, 2017 and 2016, the Company had received approximately $62,000 and $58,000 respectively, of such advance payments which are included in other current liabilities in the accompanying balance sheets.

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

For the years ended December 31, 2017 and 2016, the Company’s statements of operations reflected a salaries and benefits expense of $299,665 and $375,857, respectively, with a corresponding decrease in the Company’s loss from continuing operations, loss before provision for income taxes and net loss resulting from the recognition of compensation expense associated with employee stock-based compensation. There was no material impact on the Company’s basic and diluted net loss per share.

Compensation expense associated with stock options is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. At December 31, 2017, there was $1,154,302 of total compensation expense related to non-vested stock options, which is expected to be recognized over the next four years.

Compensation expense associated with restricted stock is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. On December 21, 2015 the Company issued 118,000 restricted shares with a 4-year vesting schedule. On October 16, 2017, the Company issued 150,000 restricted shares with a 4-year vesting schedule. A total of 63,843 shares were vested as of December 31, 2017 and, accordingly, $54,680 in compensation expense associated with the restricted stock was recorded in 2017 and is included in stock-based compensation expense in the accompanying statement of operations. A total of 14,531 shares were forfeited in 2017, leaving 39,626 shares unvested. There was $53,891 of total unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over the next four years.

Warranty

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked as part of a management review item in the Company’s ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2017 and 2016, warranty reserve approximated $72,330, and is included in other current liabilities in the accompanying balance sheets.

Advertising Programs

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations. Advertising expenses were approximately $146,000 and $140,000 for the years ended December 31, 2017 and December 31, 2016, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with ASC 605-45, Revenue Recognition.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when management estimates that future taxable income will not fully utilize deferred tax assets. No valuation allowance was deemed necessary as of December 31, 2017 and 2016.

Earnings Per Share

Under ASC 260-10, Earnings Per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the potential common shares had been issued and if the additional common shares were dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted loss per share for the years ended December 31, 2017 and 2016, respectively:

	2017	2016

Basic earnings (loss) per share – weighted-average number of shares of common stock outstanding	10,186,215	10,147,430

Effect of dilutive stock options	—	—

Diluted earnings (loss) per share – dilutive potential common shares	10,186,215	10,147,430

For the years ended December 31, 2017 and 2016, all employee stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

Segments of Business

ASC 280-10, Segment Reporting requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations and the Chief Executive Officer (“CEO”) reviews financial information on an entity level (see Note 8).

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended December 31, 2017 and 2016, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

Subsequent Events

Management has evaluated events subsequent to December 31, 2017 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Significant Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (ASU 2014-09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption.

The Company has elected to adopt the guidance beginning in fiscal 2018 using the full retrospective approach, which applies the standard to all periods presented. The Company hired an outside subject matter expert to assist management with an assessment of the impact of adoption of this guidance, including required disclosures. Although our evaluation is not yet finalized, we believe that the impact of adopting the standard on our financial statements and related disclosures will not be material.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted ASU 2015-17 during our first quarter of fiscal year 2017 on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on the Company’s December 31, 2016 balance sheet, which increased noncurrent deferred tax assets to $249,967.

Note 2 – Inventories

A summary of inventories as of December 31 is as follows:

	2017	2016
Raw materials	$1,517,932	$1,421,004
Work in process	1,415,763	954,010
Finished goods	304,566	265,869
	3,238,261	2,640,883
Obsolescence reserve	(100,000)	(197,109)

	$3,138,261	$2,443,774

Note 3 - Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2017	2016
Machinery and equipment	$716,325	$722,435
Furniture, fixtures, and leasehold improvements	1,248,755	1,162,125

	1,965,080	1,884,560
Less accumulated depreciation and amortization	(1,712,937)	(1,716,729)

	$252,143	$167,831

Note 4 - Employee Stock Compensation Plan

In April 2016 and in May 2016, the Company’s Board of Directors and the Company’s shareholders, respectively, approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan became effective, expired or otherwise terminated without having been exercised in full, or were forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Options granted under our 2006 Stock Plan and 2016 Stock Plan are at the fair market value of our common stock at the grant date, typically vest ratably over four years, and expire ten years from the grant date. On December 31, 2017, a total of 887,500 shares were available for grant.

A summary of stock option transactions for the two years ended December 31, 2017 is as follows:

			Weighted-
		Range of	Average
	Options	prices	exercise price
Balance as of January 1, 2016	1,830,000	0.60 – 2.65	1.78
Granted	-	-
Exercised	(14,500)	1.30	1.30
Forfeited or expired	(38,500)	1.52 - 1.65	1.67
Balance as of December 31, 2016	1,777,000		1.78
Granted	1,113,000	1.20 - 1.48	1.27
Exercised	(135,000)	1.50	1.50
Forfeited or expired	(1,112,000)	1.50 - 1.95	1.84
Balance as of December 31, 2017	1,643,000		1.42

Options outstanding that have vested and are expected to vest as of December 31, 2017 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	488,698	$1.75	5.1
Expected to vest	1,154,302	1.27	9.7
Total	1,643,000	1.42	8.3

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of ASC 718 which are estimated when compensation costs are recognized.

The following table summarizes information about the Company’s stock options outstanding under the 2006 Stock Plan and 2016 Stock Plan as of December 31, 2017:

		Options Outstanding			Options exercisable
	Exercise prices	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
2006 Plan	$1.45 - $2.65	530,000	5.1	$1.73	488,698	$1.75
2016 Plan	$1.20 - $1.48	1,113,000	9.7	$1.27	-
		1,643,000	8.3	$1.42

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2017 and 2016 approximated $0.00 and $0.67 per share respectively. The weighted average grant date fair values of options granted during the year ended December 31, 2017 was $1.27 per share. There were no options granted during the year ended December 31, 2016. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2017	2016
Expected life	8.0	-
Estimated volatility	57%	-
Risk-free interest rate	1.94%	-
Dividends	$0.04	-

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

The total intrinsic value of options exercised during 2017 and 2016 was $12,150 and $4,060, respectively.

Note 5 - Commitments and Contingencies

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through 2023. Certain leases require the payment of property taxes, utilities and insurance, and provide options to extend the lease term.

Our principal executive, administrative, manufacturing and engineering operations are located in a 15,800 square foot leased facility in Milpitas, California under a lease scheduled to expire on April 30, 2023. An additional 12,600 square feet are leased for warehouse, office and expansion space in an adjacent building included in this same lease.

As of December 31, 2017, future minimum lease payments are as follows:

Year ending
December 31,

2018	321,028
2019	347,139
2020	357,553
2021	368,279
2022	379,328
2023	127,682
$1,901,009

Rent expense was approximately $384,000 in 2017 and $375,000 in 2016, which is apportioned to the various departments in the accompanying statements of operations.

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

Note 6 – Line-of-Credit

As of December 31, 2017, the Company has a $2,000,000 line of credit, secured by substantially all assets of the Company, and bears interest at the bank’s prime rate (3.25% at December 31, 2017) less 0.5% or LIBOR plus 2.5%. The line of credit matures on August 1, 2018 and requires compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and to satisfy quarterly profitability test. At December 31, 2017 and 2016, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

Note 7 - Income Taxes

The components of income tax expense consist of the following for the years ended December 31:

	2017	2016

Current:
Federal	$-	$128,926
State	3,853	54,747

Total current	3,853	183,673

Deferred:
Federal	43,567	(9,471)
State	(8,725)	(7,549)

Total deferred	34,842	(17,020)

Total Income Tax	$38,695	$166,653

At December 31, 2017 and 2016, the Company had no federal or state net operating loss carry-forwards.

The tax effects of temporary differences that gave rise to significant portions of net deferred tax assets at December 31, 2017 and 2016 are as follows:

	2017	2016
Accruals and reserves	$144,160	$233,398
State taxes	1,288	16,569
NOL and Credit Carrybacks	17,190	-
Property, plant and equipment	(36,315)	(88,802)

Deferred Tax Assets, net	126,323	161,165

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

The Company accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Company and, therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2017 and 2016.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate, we revalued our ending deferred tax assets at December 31, 2017. This revaluation resulted in additional expense of approximately $42,000 to income tax expense and a corresponding reduction in the deferred tax asset. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the Company’s financial statements.

The Company is no longer subject to U.S. federal income tax examination for years before 2013 and state and local tax examinations before 2012. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry-forward amount.

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as follows:

	2017	2016

Computed tax (benefit) expense	$(115,227)	$25,746
Nondeductible items and other	118,860	110,277
Current and deferred state taxes, net of federal benefit	(6,957)	30,630
Remeasurement of deferred taxes - TCJ Act	42,019	—
Total Income Tax Expense	$38,695	$166,653

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

In addition, the CEO reviews the following information on revenues by product category.

	2016	2016

Gas detection devices	$8,459,065	$8,159,916
Environmental controllers	1,261,812	599,492
FieldServers	10,049,281	10,425,034
	$19,770,158	$19,184,442

The Company sells its products to companies located primarily in the United States. For the years ended December 31, 2017 and 2016, sales to international customers were 21% and 24%, respectively.

