Form 10-Q
period 2018-03-31
SIERRA MONITOR CORP /CA/
filed 2018-05-15
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the registrant’s common stock, as of May 15, 2018, was 10,203,995.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$3,399,362	$3,191,722
Trade receivables, less allowance for doubtful accounts of approximately $67,000 and $75,000 at March 31, 2018 and December 31, 2017, respectively.	2,862,251	3,254,681
Inventories, net	3,522,721	3,138,261
Prepaid expenses	552,637	559,368
Income tax deposit	6,146	44,771
Total current assets	10,343,117	10,188,803

Property and equipment, net	276,894	252,143
Deferred income taxes	126,323	126,323
Other assets	68,331	83,153
Total assets	$10,814,665	$10,650,422
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,090,577	$976,092
Accrued compensation expenses	664,502	555,714
Other current liabilities	144,486	199,397
Total current liabilities	1,899,565	1,731,203

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,203,995 shares issued and outstanding	10,204	10,204
Additional paid-in capital	4,529,063	4,482,403
Retained earnings	4,375,833	4,426,612
Total shareholders’ equity	8,915,100	8,919,219
Total liabilities and shareholders’ equity	$10,814,665	$10,650,422

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Net sales	$5,151,016	$4,527,190
Cost of goods sold	1,984,562	1,792,806
Gross profit	3,166,454	2,734,384
Operating expenses
Research and development	774,428	760,296
Selling and marketing	1,386,364	1,355,211
General and administrative	914,712	787,812
	3,075,504	2,903,319
Income (loss) from operations	90,950	(168,935)
Interest income	308	-
Income (loss) before income taxes	91,258	(168,935)
Income tax provision (benefit)	39,997	(35,093)
Net income (loss)	$51,261	$(133,842)
Net income (loss) available to common shareholders per common share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Weighted average number of common shares used in per share computations:
Basic	10,203,995	10,181,553
Diluted	10,328,108	10,181,553

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$51,261	$(133,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58,538	74,733
Provision for bad debt expense	(7,805)	-
Provision for inventory losses	30,000	-
Stock-based compensation expense	46,660	81,204
Change in operating assets and liabilities:
Trade receivables	400,235	(77,876)
Inventories	(414,460)	(26,805)
Prepaid expenses	6,731	(98,616)
Accounts payable	114,485	(102,143)
Accrued compensation expenses	108,788	189,927
Income taxes deposit	38,625	(35,094)
Other current liabilities	(54,911)	16,122
Net cash provided by (used in) operating activities	378,147	(112,390)
Cash flows from investing activities:
Purchases of property and equipment	(68,467)	(10,086)
Other long term assets	-	(24,306)
Net cash used in investing activities	(68,467)	(34,392)
Cash flows from financing activities:
Dividend payout	(102,040)	(101,716)
Proceeds from exercise of stock options	-	3,750
Net cash used in financing activities	$(102,040)	$(97,966)
Net increase (decrease) in cash and cash equivalents:	207,640	(244,748)
Cash and cash equivalents at beginning of period:	$3,191,722	$4,692,999
Cash and cash equivalents at end of period:	$3,399,362	$4,448,251

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

March 31, 2018

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company,” “we,” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. Amounts related to disclosure of December 31, 2017 balances within these interim condensed financial statements were derived from the audited 2017 financial statements and notes thereto. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on April 2, 2018. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

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

The Company’s Flame and Gas (F&G) detection solutions target facility safety requirements, and are used by industrial and commercial facilities managers to protect their personnel and assets. The motivation for installing gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health Administration, state and local governing bodies, insurance companies and various industry rule-making bodies. The solution consists of proprietary system hardware that runs embedded controller and gateway software, detector modules that sense the presence of various toxic and combustible gases and flames, connectivity between the modules and the controller, and a user interface and applications that a facility manager can interact with, either locally on site or remotely over the Internet. The complex software embedded in the various products facilitates system-wide functions such as calibration, alarm detection, notification, and mitigation. The controller software also includes local web-based applications that simplify management of the complete solution and a gateway to integrate the flame and gas detection solution with the facility’s local supervisory system or to the Company’s FieldPoP device cloud portal. With more than 100,000 detector modules sold, our flame and gas detection solutions are deployed in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages and other sites where hazardous gases are used or produced.

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

Effective January 1, 2018, the Company began recognizing revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).   ASC 606 provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.   The Company adopted ASC 606 utilizing the modified retrospective method as of January 1, 2018.  Our adoption of ASC 606 did not have a material impact on our financial statements and did not require a cumulative effect adjustment to opening retained earnings as of January 1, 2018, but did cause us to expand the discussion of our revenue recognition policies.

A detailed discussion of our revenue recognition policies is contained in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under Critical Accounting Policies below. The discussion is incorporated herein by reference.

b)	Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2017 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on April 2, 2018, that are required to be adopted during the year ended December 31, 2018, did not have or are not expected to have a significant impact on the Company’s 2018 financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (ASU 2014-09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively under the full retrospective approach or as a cumulative-effect adjustment as of the date of adoption under the modified retrospective approach.

The Company has adopted the guidance beginning in fiscal 2018 and had previously disclosed that it would use the full retrospective approach. However, the Company has changed its implementation to the modified retrospective approach. Adoption of the standard did not have a material impact on our financial statements. See Critical Accounting Policies for disclosures.

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

c)	Employee Stock-Based Compensation

In April 2016 and in May 2016, the Company’s Board of Directors and the Company’s shareholders, respectively, approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan became effective, expired or otherwise terminated without having been exercised in full, or were forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Options granted under our 2006 Stock Plan and 2016 Stock Plan are at the fair market value of our common stock at the grant date, typically vest ratably over four years, and expire ten years from the grant date. As of March 31, 2018, a total of 1,154,000 shares were issued under the 2016 Stock Plan.

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

For the three-month periods ended March 31, 2018 and 2017, general and administrative expenses included stock based compensation expense of $46,660 and $81,204, respectively, decreasing the Company’s income before income taxes and increasing the Company’s loss before income taxes, respectively, resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company’s basic and diluted net loss per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2018 and 2017.

d)	Subsequent Events

Management has evaluated events subsequent to March 31, 2018 through the date that the accompanying condensed financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories is as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Raw materials	$1,621,947	$1,517,932
Work-in-process	1,667,105	1,415,763
Finished goods	363,669	304,566
	3,652,721	3,238,261
Less: Allowance for obsolescence reserve	(130,000)	(100,000)
	$3,522,721	$3,138,261

Net Income (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. No adjustments to earnings (losses) were made for purposes of per share calculations.

At March 31, 2018 outstanding options to acquire 808,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation. At March 31, 2017, there were no options to acquire shares of common stock that were considered potentially dilutive due to the net loss for the quarter.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2018 and 2017, respectively:

	Three months ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Basic EPS – weighted-average number of common shares outstanding	10,203,995	10,181,553
Effect of dilutive potential common shares – stock options outstanding	124,113	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,328,108	10,181,553

Concentrations

No customer made up more than 10% of accounts receivable at March 31, 2018 and at March 31, 2017. No customer made up more than 10% of net sales for the three-month periods ended March 31, 2018 and March 31, 2017.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $2,969,000 and $3,948,000 were in excess of such insured amounts at March 31, 2018 and December 31, 2017, respectively.

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Instrumentation	$2,491,466	$2,077,599
FieldServers	2,659,550	2,449,591
	$5,151,016	$4,527,190

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2018 and there were no outstanding balances as of March 31, 2018 and December 31, 2017. As of March 31, 2018, the Company was in compliance with the financial covenants of the line of credit.

Stock Option Grants

A total of 41,000 stock options were granted during the three-month period ended March 31, 2018. No stock options were granted during the three-month periods ended March 31, 2017.

Stock Option Exercises and Expirations

No stock options were exercised and 1,000 options expired during the three-month period ended March 31, 2018. No stock options were exercised and 20,500 options expired during the three-month period ended March 31, 2017.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements. Such forward-looking statements include, among others, any expectations of operating and non-operating expense, including research and development expense, potential litigation expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items, our internal control environment and critical accounting policies; any statements concerning future sales levels and timing and demand for our products; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to our positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, general economic conditions in both foreign and domestic markets, changes in the economy and the credit market, investment and research and development plans and success, market position and penetration, strategic plans and objectives, operating margins, government and regulatory approvals or certifications, cyclical factors affecting our industry, our ability to identify, attract, motivate and retain qualified personnel, lack of growth in our end-markets, our ability to develop and manufacture, seasonality in our products, availability of components and materials used in our products, and our ability to sell both new and existing products at a profitable yet competitive price and those issues described under the heading “Critical Accounting Policies,” below, and those risk factors identified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, which was filed with the SEC on April 2, 2018, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Results of Operations

For the three months ended March 31, 2018, Sierra Monitor Corporation (“we”, “us” or the “Company”) reported net sales of $5,151,016 compared to $4,527,190 for the three months ended March 31, 2017. The results for the first quarter of fiscal 2018 represent a 13.8% increase from the same period in the prior year.

Sales of gas detection products, including industrial accounts and military sales, increased by approximately 19.9% in the first quarter of 2018 compared to the same period in the prior year. Our flame and gas detection products are generally sold to engineering and installation firms who utilize the products as part of larger fire and safety projects in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages, and other sites where hazardous gases are used or produced. The increase in sales in the first quarter of 2018 compared to the same period in the prior year was primarily attributable to increased government shipments.

Sales of our FieldServer product line increased by 8.6% in the first quarter of 2018 compared to the same period in the prior year. Our FieldServer products are primarily sold to OEMs who develop a broad range of products relevant to facility automation, such as boilers, chillers, air handlers, lighting controls, generator sets, electric sub-meters, etc. Our FieldServer products are also bought by system integrators looking to connect various discrete automation sub-systems to a common facility management system. Our IIoT focused products are showing growth due to pull through from other solutions like our SMC Cloud offer which is enabling device management, visualization and analytics. Customers are buying our equipment to access the cloud solution.

Gross profit for the three-month period ended March 31, 2018 was $3,166,454, or 61.5% of net sales, compared to $2,734,384, or 60.4% of net sales, for the same period in the prior year. Our favorable gross margin in the first quarter of 2018 is primarily due to product mix.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $774,428, or 15.0% of net sales, for the three-month period ended March 31, 2018, compared with $760,296, or 16.8% of net sales, in the same period in the prior year. Research and development expenses remain constant compared to the first quarter of 2017 as we continue to invest in new product innovation and introduction as well as maintain sustaining engineering on our current products.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three-month period ended March 31, 2018 were $1,386,364, or 26.9% of net sales, compared to $1,355,211, or 29.9% of net sales, in the same period in the prior year. Selling and marketing expenses increased slightly compared to the first quarter of 2017 as we increase customer outreach and focus on both our OEM and system integrator channels.

General and administrative expenses for the first quarter of 2018 were $914,712, or 17.8% of net sales, compared to $787,812, or 17.4% of net sales, in the same period in the prior year. General and administrative expenses increased in the first quarter of 2018 compared to the same period in the prior year primarily due to technology upgrades to key customer and delivery focused systems.

Income from operations for the three-month period ended March 31, 2018 was $90,950, or 1.8% of net sales, compared to loss of $168,935, or 3.7% of net sales, in the same period in the prior year. The increase is primarily the result of increased net sales. Net income for the three-month period ended March 31, 2018 was $51,261, or approximately 1.0% of net sales, compared to net loss of $133,842, or approximately 3.0% of net sales, for the same period in the prior year.

Liquidity and Capital Resources

During the three months ended March 31, 2018, net cash provided by operating activities was approximately $378,147 compared to approximately $112,390 net cash used in operating activities for the same period in the prior year. Working capital was approximately $8,444,000 at March 31, 2018, a decrease of approximately $14,000 from December 31, 2017. At March 31, 2018, our balance sheet reflected approximately $3,399,000 of cash and $2,862,000 of net trade receivables. At December 31, 2017, our total cash on hand was approximately $3,192,000 and our net trade receivables were approximately $3,255,000. The difference in the cash flow and balance sheet in first quarter of 2018 compared with the same period in the prior year was due to a number of factors including net income, decreased prepaid expenses, decreased net receivables and increased accounts payable, offset by increased inventories.

At March 31, 2018, we had no long-term liabilities.

We maintain a line of credit with a commercial bank in the maximum amount of $2,000,000. No borrowings have been made under our line of credit during the first three months of fiscal year 2018 and there were no outstanding balances at March 31, 2018 and December 31, 2017. As of March 31, 2018, we were in compliance with the financial covenants of the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least June 2019. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in an increase or decrease to our liquidity in any material way.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASC 606 requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, the Company adopted ASC 606 by using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been recast and continues to be reported under the accounting standards in effect for those periods. The adoption did not have a material impact to the nature and timing of its revenues, condensed statements of operations, condensed statements cash flows and condensed balance sheets. The majority of the impact has been on sales returns and the impact has been deemed immaterial.

The Company’s revenues are derived from the sale of FieldServer products, FieldServer products services, Gas Detection and Environment Control products, and Gas Detection and Environment Control products services. The Company accounts for a contract with a customer when there’s approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

The Company’s revenue arrangements consist of multiple performance obligations including hardware, software, and services. Determining the stand-alone selling price (“SSP”) and allocation of consideration from an arrangement to the individual performance obligations, and the appropriate timing of revenue recognition are significant judgments with respect to these arrangements.

The Company does not provide credits, incentives or retroactive discounts, which may be required to be accounted for as variable consideration when estimating the amount of revenue to be recognized. The Company from time to time provides a right of return to its customers and the Company uses expected value method to estimate the potential value of the customer returns to reduce the transaction price. The impact has been deemed to be immaterial, thus there is no disclosure related to sales returns, return on assets and refund liability.

When the Company’s products and services are sold in bundled arrangements (e.g., hardware, software, and/or services), for bundled arrangements, the Company accounts for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products or services in a bundle based on their individual SSP. The SSP is determined based on observable prices at which the Company separately sells the products and services. If an SSP is not directly observable, then the Company will estimate the SSP considering marketing conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available.

The following is a description of the principal activities from which the Company generates its revenues:

Gas Detection and Environment Control Products

Gas Detection and Environment Control Products are sold as off-the-shelf products with prices fixed at the time of order. Orders delivered to the Company by phone, fax, mail or email are considered valid purchase orders and once accepted by the Company are deemed to be the final understanding between us and our customer as to the specific nature and terms of the agreed-upon sale transaction. The creditworthiness of customers is assessed prior to the Company accepting a customer’s first order. Additionally, international customers and customers who have developed a history of payment problems are generally required to prepay or pay through a letter-of-credit. Revenue is recognized at a point in time when control of the product is transferred to the customer, generally occurring upon the shipment or delivery dependent upon the terms of the underlying contract when (a) for FOB factory orders they leave our shipping dock or (b) for FOB customer dock orders upon confirmation of delivery.

Gas Detection and Environment Control Services

Gas detection and environment control services consist of field service orders (technical support) and training, which are provided separately from product orders. Orders are accepted in the same forms as discussed for Gas Detection and Environment Control Products above with hourly prices fixed at the time of order. Revenue recognition occurs only when the service activity is completed. Such services are provided to current and prior customers, and, as noted above, creditworthiness has generally already been assessed. In cases where the probability of receiving payment is low, a credit card number is collected for immediate processing. Revenue is recognized in the period the technical support and training are performed.

FieldServer Products

FieldServer products are sold in the same manner as Gas Detection and Environment Control Products (as discussed above) except that the products contain embedded software, which is integral to the operation of the device. The software embedded in FieldServer products includes two items: (a) a compiled program containing (i) the basic operating system for FieldServer products, which is common to every unit, and (ii) the correct set of protocol drivers based on the customer order (see FieldServer Services below for more information); and (b) a configuration file that identifies and links each data point as identified by the customer. The Company determined that the hardware, and the embedded software as defined above represent one performance obligation because the hardware is dependent upon and highly interrelated with the embedded software, and without which the hardware can’t operate. Generally, the software included in each sale does not require significant production, modification or customization and, therefore, the Company recognizes revenues at a point in time when control of the product is transferred to the customer generally occurring upon the shipment or delivery of products (depending on shipping terms), as described in Gas Detection and Environment Control Products above. If the software requires modification, refer to FieldServer Services for details.

FieldServer Services

FieldServer services consist of orders for custom development of protocol drivers. Generally, customers place orders for FieldServer products concurrently with their order for protocol drivers. However, if custom development of the protocol driver is required, the product order is not processed until development of the protocol driver is complete. The driver development involves further research after receipt of order, preparation of a scope document to be approved by the customer and then engineering time to write, test and release the driver program. When development of the driver is complete the customer is notified and can proceed with a FieldServer product. Revenues for protocol driver development are recognized at a point in time when the control of the product is transferred to the customer generally occurring upon shipment or delivery of the related product that includes the developed protocol drivers (as noted in FieldServer Products above).

Discounts and Allowances

Discounts are applied at time of order entry and sales are processed at net pricing. No allowances are offered to customers.

b)	Contract Costs

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs mainly include the Company’s internal sales force compensation program and are included in sales and marketing expenses at the time the revenue is recognized.

c)	Warranty

The Company provides a warranty on all products sold for a period of two years after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. This standard warranty is assurance type warranty and does not offer any services in addition to the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement. Instead, estimated future warranty obligations related to products are provided by charges to condensed statements of operations in the period in which the related revenue is recognized.

d)	Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of only advance payments, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and included within “Other current liabilities” on the condensed balance sheets. At times, billing may occur subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. The Company does not have any unbilled receivable on the condensed balance sheets.

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

	March 31, 2018	December 31, 2017
	(unaudited)
Trade receivables, net of allowance for doubtful accounts	$2,862,251	$3,254,681
Unbilled receivables	-	-
Deferred revenue	(62,098)	(61,673)
Total, net	$2,800,153	$3,193,008

There were no significant changes in estimates during the period that would affect the contract balances. The amounts of revenue recognized during the three months ended March 31, 2018 and March 31, 2017 from the opening deferred revenue balances were $425 and $0, respectively. For the periods ended March 31, 2018, and March 31, 2017 no impairment losses related to contract balances were recognized in the condensed statement of operations.

e)	Disaggregation of Revenue

In the following table, net sales are disaggregated by geographic region The Company conducts business across 5 geographic regions: United States & Canada, Latin America, Europe, Middle East and Asia.

	FieldServer Products		Flame & Gas Products
	Three Months Ended		Three Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
United States & Canada	$2,162,000	$2,007,000	$2,171,000	$1,837,000
Latin America	59,000	48,000	36,000	46,000
Europe	219,000	179,000	34,000	11,000
Middle East	117,000	137,000	101,000	41,000
Asia	103,000	78,000	149,000	143,000
	$2,660,000	$2,449,000	$2,491,000	$2,078,000

f)	Shipping and Handling

The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

g)	Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performances obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment. As of March 31, 2018, the remaining performance obligation is approximately $4,920,000, 45% or $2,229,000 of which is expected to be recognized in 3 months and 69% or $3,408,000 of which is expected to be recognized within nine months. The remainder is expected to be recognized after fiscal year 2018.

h)	Accounts Receivable and Related Allowances

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

i)	Inventories

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

Off-Balance Sheet Arrangements

None.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Jeffrey Brown, our principle executive officer, and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Brown and Ms. Allen concluded that, as of March 31, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Please see those risk factors identified in Item1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The Company’s risk factors have not changed materially since December 31, 2017.

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

SIERRA MONITOR CORPORATION
Registrant

Date:	May 15, 2018	By:	/s/ Jeffrey Brown
Jeffrey Brown
Chief Executive Officer

Date:	May 15, 2018	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer