Form 10-Q
period 2018-06-30
SIERRA MONITOR CORP /CA/
filed 2018-08-14
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the issuer’s common stock, as of August 14, 2018 was 10,203,995.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$2,730,511	$3,191,722
Trade receivables, less allowance for doubtful accounts of approx. $70,000 and $75,000 at June 30, 2018 and December 31, 2017	2,957,167	3,254,681
Inventories, net	3,584,264	3,138,261
Prepaid expenses	585,563	559,368
Income tax deposit	49,214	44,771
Total current assets	9,906,719	10,188,803

Property and equipment, net	276,061	252,143
Deferred income taxes	126,323	126,323
Other assets	89,421	83,153
Total assets	$10,398,524	$10,650,422
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$679,439	$976,092
Accrued compensation expenses	669,452	555,714
Other current liabilities	143,603	199,397
Total current liabilities	1,492,494	1,731,203

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,203,995 shares issued and outstanding, at June 30, 2018 and December 31, 2017.	10,204	10,204
Additional paid-in capital	4,576,169	4,482,403
Retained earnings	4,319,657	4,426,612
Total shareholders’ equity	8,906,030	8,919,219
Total liabilities and shareholders’ equity	$10,398,524	$10,650,422

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$5,550,598	$4,835,420	$10,701,614	$9,362,610
Cost of goods sold	2,340,709	2,048,474	4,325,271	3,841,280
Gross profit	3,209,889	2,786,946	6,376,343	5,521,330
Operating expenses
Research and development	791,387	768,212	1,565,815	1,528,508
Selling and marketing	1,343,392	1,260,339	2,729,756	2,615,550
General and administrative	988,794	824,726	1,903,506	1,612,538
Non-recurring restructuring expense	-	580,425	-	580,425
	3,123,573	3,433,702	6,199,077	6,337,021
Income (loss) from operations	86,316	(646,756)	177,266	(815,691)
Other income	316	-	316	-
Interest income	174	-	482	-
Income (loss) before income taxes	86,806	(646,756)	178,064	(815,691)
Income tax provision (benefit)	40,942	(221,292)	80,939	(256,385)
Net income (loss)	$45,864	$(425,464)	$97,125	$(559,306)
Net income (loss) available to common shareholders per common share
Basic:	$0.00	$(0.04)	$0.01	$(0.05)
Diluted:	$0.00	$(0.04)	$0.01	$(0.05)
Weighted average number of common shares used in per share computations
Basic:	10,203,995	10,181,553	10,203,995	10,179,053
Diluted:	10,328,108	10,181,553	10,328,108	10,179,053

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$97,125	$(559,306)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	114,128	140,507
Provision for bad debt expense	(4,689)	-
Provision for inventory losses	60,000	-
Stock-based compensation expense	93,766	165,792
Change in operating assets and liabilities:
Trade receivables	302,203	(136,828)
Inventories	(506,003)	(80,524)
Prepaid expenses	(26,195)	289,292
Income tax deposit	(4,443)	(236,870)
Accounts payable	(296,653)	28,758
Accrued compensation expenses	113,738	72,586
Other current liabilities	(55,794)	500,250
Net cash (used in) provided by operating activities	$(112,817)	$183,657
Cash flows from investing activities:
Purchases of property and equipment	(144,314)	(49,964)
Net cash used in investing activities	$(144,314)	$(49,964)
Cash flows from financing activities:
Dividend payout	(204,080)	(203,532)
Proceeds from exercise of stock options	-	16,298
Net cash used in financing activities	$(204,080)	$(187,234)
Net decrease in cash and cash equivalents:	(461,211)	(53,541)
Cash and cash equivalents at beginning of period:	$3,191,722	$4,692,999
Cash and cash equivalents at end of period:	$2,730,511	$4,639,458

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

June 30, 2018

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

Summary of Business

Founded in 1978, Sierra Monitor Corporation (OTCQB:SRMC), is a provider of Industrial Internet of Things (IIoT) solutions that address the industrial and commercial facilities management targeting facility automation and facility safety requirements, also referred to as “Connect” and “Protect”.

The Company’s FieldServer family of protocol gateways, routers, and network explorers targets facility automation requirements, and is used by original equipment manufacturers (“OEMs”) and system integrators to enable local and remote monitoring and control of assets and facilities. The FieldServer family of products works with the SMC Cloud portal; a cloud-based service that registers and manages FieldServer products, provides secure remote access to the local web-based applications that run on FieldServer products, and integrates with third-party applications over REST APIs. With more than 200,000 installed gateways supporting over 140 protocols such as BACnet, LonWorks, MODBUS, and XML in commercial and industrial facilities, FieldServer is the industry’s leading multi-protocol gateway brand and is delivered in a variety of form factors appropriate to the asset being interfaced. The intellectual property in FieldServer products is embodied in the proprietary embedded software that runs on a variety of customized hardware platforms with different connectivity options such as Serial, Ethernet, Wi-Fi, or cellular. In addition to bridging data protocols between various assets or devices within a facility, the embedded software includes value-added “fog” or “local application” software for monitoring, logging, alarming, and trending local field data. Additionally, the embedded software enables the assets or devices in the facility to securely connect to third-party clouds and to the Company’s own SMC Cloud portal. The SMC Cloud portal is a proprietary, secure, and scalable Software-as-a-Service product and is developed and deployed using the same core technologies and providers that are used by many of the world’s leading web sites and Internet-based services.

The Company’s Flame and Gas (F&G) detection solutions target facility safety requirements and are used by industrial and commercial facilities managers to protect their personnel and assets. The motivation for installing gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health Administration, state and local governing bodies, insurance companies and various industry rule-making bodies. The solution consists of proprietary system hardware that runs embedded controller and gateway software, detector modules that sense the presence of various toxic and combustible gases and flames, connectivity between the modules and the controller, and a user interface and applications that a facility manager can interact with, either locally on site or remotely over the Internet. The complex software embedded in the various products facilitates system-wide functions such as calibration, alarm detection, notification, and mitigation. The controller software also includes local web-based applications that simplify management of the complete solution and a gateway to integrate the flame and gas detection solution with the facility’s local supervisory system or to the Company’s SMC Cloud portal. With more than 100,000 detector modules sold, our flame and gas detection solutions are deployed in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages and other sites where hazardous gases are used or produced.

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

c) Employee Stock-Based Compensation

In April 2016 and in May 2016, the Company’s Board of Directors and the Company’s shareholders, respectively, approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan became effective, expired or otherwise terminated without having been exercised in full, or were forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Options granted under our 2006 Stock Plan and 2016 Stock Plan are at the fair market value of our common stock at the grant date, typically vest ratably over four years, and expire ten years from the grant date. As of June 30, 2018, a total of 1,154,000 shares were issued under the 2016 Stock Plan.

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

For the six-month periods ended June 30, 2018 and 2017, general and administrative expenses included stock-based compensation expense of $93,766 and $165,792, respectively, decreasing the Company’s income and increasing loss before provision for income taxes and resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company’s basic and diluted net loss per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the six-month periods ended June 30, 2018 and 2017.

d) Subsequent Events

Management has evaluated events subsequent to June 30, 2018 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements. In that regard, management has identified the following subsequent events:

The Company appointed Ross DeMont as a member of the Company’s Board of Directors effective July 25, 2018.

Further, the Company amended the Bylaws of the Company (the “Amended Bylaws”), in order to increase the size of the board of directors from five directors to six directors effective immediately in connection with the appointment of Mr. DeMont.

Inventories

Summary of inventories:

	June 30, 2018	December 31, 2017
Raw materials	$1,725,806	$1,517,932
Work-in-process	1,704,738	1,415,763
Finished goods	313,720	304,566
Less: Allowance for obsolescence reserve	(160,000)	(100,000)
	$3,584,264	$3,138,261

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

At June 30, 2018, outstanding options to acquire 808,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation. At June 30, 2017, there were no options to acquire shares of common stock that were considered potentially dilutive due to the net loss for the year-to-date periods

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and six-month periods ended June 30, 2018 and 2017, respectively:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Basic EPS – weighted-average number of common shares outstanding	10,203,995	10,181,553	10,203,995	10,179,053
Effect of dilutive potential common shares – stock options outstanding	124,113	-	124,113	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,328,108	10,181,553	10,328,108	10,179,053

Concentrations

No customer made up more than 10% of accounts receivable at June 30, 2018 and two customers made up more than 10% of accounts receivable at December 31, 2017. Additionally, no customers made up more than 10% of net sales for each of the three or six-month periods ended June 30, 2018 or June 30, 2017.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $2,301,000 and $2,830,000 were in excess of such insured amounts at June 30, 2018 and December 31, 2017, respectively

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Instrumentation	$2,809,646	$2,291,828	$5,301,112	$4,369,427
FieldServers	2,740,952	2,543,592	5,400,502	4,993,183
	$5,550,598	$4,835,420	$10,701,614	$9,362,610

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first six months of fiscal year 2018 and there were no outstanding balances at June 30, 2018 or December 31, 2017. As of June 30, 2018, the Company was in compliance with the financial covenants of the line of credit.

Stock Option Grants

No options were granted during the three-month period ending June 30, 2018 and 41,000 options with a fair value of $27,224 were granted during the six-month period ended June 30, 2018. A total of 238,000 options with a fair value of $162,554 were granted during the three month and six-month periods ended June 30, 2017.

Stock Option Exercise and Expiration

No stock options were exercised in the six-month period ended June 30, 2018 and 1,000 options expired during the three-month period ended June 30, 2018.

A total of 135,000 stock options were exercised in the six-month period ended June 30, 2017 for total proceeds of $16,298. During the same period, 1,500 options expired.

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

Results of Operations

For the three-month period ended June 30, 2018, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $5,550,598 compared to $4,835,420 for the three-month period ended June 30, 2017. For the six-month period ended June 30, 2018, net sales were $10,701,614 compared with $9,362,610 for the six-month period ended June 30, 2017.

Sales of gas detection products, including industrial accounts, military sales and environment controllers for telephone company applications, increased by approximately 23% in the second quarter of 2018 compared to the same period in 2017. As of the second quarter of 2018, sales of gas detection products were 21% higher compared to the same period in 2017. Increased shipments in our military segment were a significant contributor to our increases in the second quarter of 2018 and year-to-date revenue for 2018.

Sales of our FieldServer product line increased by 8% in the second quarter of 2018 compared to the second quarter of 2017. As of the second quarter of 2018, sales of FieldServer products increased by 8% compared to the same period in 2017. FieldServer units include box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for building automation projects and are generally sold to integrators. OEM modules are sold to companies that integrate our products into their commercial offerings. Our OEM module sales increased by 11% as of the second quarter of 2018 compared to the same period in 2017.

Gross profit for the three-month period ended June 30, 2018 was approximately $3,210,000, or 58% of net sales, compared to approximately $2,787,000, or 58% of net sales, in the same period in 2017. Gross profit for the six-month period ended June 30, 2018 was approximately $6,376,000, or 60% of net sales, compared to approximately $5,521,000, or 59% of net sales, in the same period in 2017. The margins in each of the first half and second quarter of 2018 are generally consistent with our historical results.

Expenses for research and development, which include new product development and engineering to sustain existing products, were approximately $791,000, or 14% of net sales, for the three-month period ended June 30, 2018 compared to approximately $768,000, or 16% of net sales, in the comparable period in 2017. In the six-month periods ended June 30, 2018 and June 30, 2017, research and development expenses were approximately $1,566,000, or 15% of net sales, and approximately $1,529,000, or 16% of net sales, respectively. Our slightly increased research and development spending is consistent with our strategy of developing products that we anticipate will have a positive impact on revenues in future periods.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were approximately $1,343,000, or 24% of net sales, for the three-month period ended June 30, 2018, compared to approximately $1,260,000, or 26% of net sales, in the comparable period in the prior year. For the six-month periods ended June 30, 2018 and June 30, 2017, selling and marketing expenses were approximately $2,730,000, or 26% of net sales, and approximately $2,616,000, or 28% of net sales, respectively. Selling expenses have increased in the three and six-month periods ending June 30, 2018 primarily because we added a Regional Sales Manager for Asia and Canada as well as a Regional Sales Manager for Latin America.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were approximately $989,000, or 18% of net sales, for the three-month period ended June 30, 2018 compared to approximately $825,000, or 17% of net sales, in the three-month period ended June 30, 2017. For the six-month periods ended June 30, 2018 and June 30, 2017, general and administrative expenses were approximately $1,904,000, or 18% of net sales, and approximately $1,613,000, or 17% of net sales, respectively. Our general and administrative expenses have acclimated to a higher run-rate in 2018 primarily due to technology upgrades to key customer and delivery focused systems.

There were no non-recurring costs for the three-month and six-month period of 2018. In the second quarter of 2017, costs of approximately $580,000 related to compensation expense were incurred as a result of the departure of Varun Nagaraj as CEO and President and Anders Axelsson as Vice President of Sales and Marketing.

In the three-month period ended June 30, 2018, our income from operations was approximately $86,000, representing an increase of approximately $733,000 compared to our loss from operations of approximately $647,000 in the three-month period ended June 30, 2017. In the six-month period ended June 30, 2018, our income from operations was approximately $177,000 representing an increase of approximately $993,000 compared to our loss from operations of $816,000 in the six-month period ended June 30, 2017. The increase in income in both the second quarter and first half of 2018 compared to the same periods in 2017 is due primarily to the non-recurring expense for separation packages for our two former senior executives.

After interest and tax provisions, our net income for the three-month period ended June 30, 2018 was approximately $46,000 compared to a net loss of approximately $425,000 in the same period of 2017. For the six-month period ended June 30, 2018, our net income was approximately $97,000 compared to a net loss of approximately $559,000 in the same period of 2017.

In July 2018, the Board of Directors also increased the size of the Board of Directors from five to six members and appointed Ross DeMont as a member of the Board of Directors.

Liquidity and Capital Resources

During the six months ended June 30, 2018, net cash used by operating activities was approximately $113,000 compared to net cash provided by operating activities of approximately $184,000 for the same period in 2017. As summarized below, the cash provided during the six months ended June 30, 2017 was due primarily to cash received by a potential strategic partner offset by changes in income. Working capital was approximately $8,414,000 at June 30, 2018, a decrease of approximately $43,000 from December 31, 2017. At June 30, 2018, our balance sheet reflected approximately $2,731,000 of cash and approximately $2,957,000 of net trade receivables. At December 31, 2017, our total cash on hand was approximately $3,192,000 and our net trade receivables were approximately $3,255,000.

In connection with the Company’s discussions regarding potential alternative strategic transactions, on April 10, 2017, the Company received $1,000,000 in cash from a potential strategic partner. Of the total cash received, $500,000 was an expense reimbursement for some of the out-of-pocket costs the Company had incurred in connection with its consideration of strategic alternatives. The other $500,000 was a fully refundable amount which the Company returned to the payer in August 2017.

At June 30, 2018 and 2017, we had no long-term liabilities.

We maintain a line of credit with our commercial bank in the maximum amount of $2,000,000. No borrowings have been made under our line of credit during the first six months of fiscal year 2018 and there were no outstanding balances at June 30, 2018 or December 31, 2017. As of June 30, 2018, we were in compliance with the financial covenants of the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least September 2019. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts receivable and inventories and inventory obsolescence. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the condensed financial statements:

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

Deferred Revenue for the quarter ending	June 30, 2018	March 31, 2018	December 31, 2017
	(unaudited)	(unaudited)
Beginning balance	$62,031	$61,673	$64,673
Deferred revenues added	1,300	800	-
Previously deferred revenues recognized	(692)	(442)	(3,000)
Total, net	$62,639	$62,031	$61,673

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

There were no significant changes in estimates during the period that would affect the contract balances. The amounts of revenue recognized during the six months ended June 30, 2018 and June 30, 2017 from the opening deferred revenue balances were $1,133 and $2,708, respectively. For the periods ended June 30, 2018, and June 30, 2017 no impairment losses related to contract balances were recognized in the condensed statement of operations.

e) Disaggregation of Revenue

In the following table, net sales are disaggregated by geographic region. The Company conducts business across 5 geographic regions: United States & Canada, Latin America, Europe, Middle East and Asia.

	FieldServer Products		Flame & Gas Products
	Six Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
United States & Canada	$4,480,000	$4,049,000	$4,376,000	$3,735,000
Latin America	115,000	98,000	142,000	75,000
Europe	437,000	380,000	41,000	17,000
Middle East	221,000	286,000	483,000	110,000
Asia	148,000	181,000	259,000	432,000
	$5,401,000	$4,994,000	$5,301,000	$4,369,000

f) Shipping and Handling

The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

g) Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performances obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment. As of June 30, 2018, the remaining performance obligation is approximately $4,386,000, 60% or $2,617,000 of which is expected to be recognized in 3 months and 80% or $3,497,000 of which is expected to be recognized within six months. The remainder is expected to be recognized after fiscal year 2018.

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

i) Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on the first-in, first-out method. The Company uses an Enterprise Requirements Planning (“ERP”) software system which provides data upon which management relies to determine inventory trends and identify excesses. The carrying value of inventory is reduced to net realizable value for slow moving and obsolete items based on historical experience and current product demand. We evaluate the carrying value of inventory quarterly. The adequacy of carrying amounts is dependent upon management’s ability to forecast demands accurately, manage product changes efficiently, and interpret the data provided by the ERP system.

Off-Balance Sheet Arrangements.

None.

Contractual Obligations

Not applicable.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Jeffrey Brown, our principle executive officer, and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Brown and Ms. Allen concluded that, as of June 30, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

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

SIERRA MONITOR CORPORATION
Registrant

Date: August 14, 2018	By:	/s/ Jeffrey Brown
Jeffrey Brown
Chief Executive Officer

Date: August 14, 2018	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer
(Principal Financial Officer)