Form 10-Q
period 2018-09-30
SIERRA MONITOR CORP /CA/
filed 2018-11-14
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018

or

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate y check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the issuer’s common stock, as of September 30, 2018, was 10,203,995.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$3,616,985	$3,191,722
Trade receivables, less allowance for doubtful accounts of approximately $68,000 and $75,000 at September 30, 2018 and December 31, 2017, respectively	2,929,427	3,254,681
Inventories, net	3,769,923	3,138,261
Prepaid expenses	631,939	559,368
Income tax deposits	29,392	44,771
Total current assets	10,977,666	10,188,803

Property and equipment, net	307,916	252,143
Deferred income taxes	126,323	126,323
Other assets	82,097	83,153
Total assets	$11,494,002	$10,650,422

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,312,209	$976,092
Accrued compensation	985,469	555,714
Other current liabilities	122,290	199,397
Total current liabilities	2,419,968	1,731,203

Total liabilities	2,419,968	1,731,203
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,203,995 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10,204	10,204
Additional paid-in capital	4,632,354	4,482,403
Retained earnings	4,431,476	4,426,612
Total shareholders’ equity	9,074,034	8,919,219
Total liabilities and shareholders’ equity	$11,494,002	$10,650,422

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$5,994,234	$5,177,199	$16,695,848	$14,539,809
Cost of goods sold	2,364,604	2,072,236	6,689,875	5,913,516
Gross profit	3,629,630	3,104,963	10,005,973	8,626,293
Operating expenses
Research and development	805,359	767,550	2,371,174	2,296,058
Selling and marketing	1,489,880	1,225,351	4,219,636	3,840,901
General and administrative	1,013,552	743,405	2,917,058	2,355,943
Non-recurring restructuring expense	-	-	-	580,425
	3,308,791	2,736,306	9,507,868	9,073,327
Income (loss) from operations	320,839	368,657	498,105	(447,034)
Other income	-	-	316	-
Interest income	755	169	1,237	169
Income (loss) before income taxes	321,594	368,826	499,658	(446,865)
Income tax provision (benefit)	107,735	176,349	188,674	(80,036)
Net income (loss)	$213,859	$192,477	$310,984	$(366,829)
Net income (loss) available to common shareholders per common share
Basic:	$0.02	$0.02	$0.03	$(0.04)
Diluted:	$0.02	$0.02	$0.03	$(0.04)
Weighted average number of common shares used in per share computations
Basic:	10,203,995	10,181,553	10,203,995	10,179,886
Diluted:	10,690,745	10,181,553	10,712,859	10,179,886

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$310,984	$(366,829)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	233,713	207,330
Change in allowance for doubtful accounts	(6,900)	-
Change in allowance for inventory losses	18,190	-
Stock based compensation expense	149,951	230,034
Changes in operating assets and liabilities:
Trade receivables	332,154	(88,854)
Inventories	(649,852)	(427,613)
Prepaid expenses	(72,571)	181,684
Income tax deposits	15,379	(59,710)
Accounts payable	336,117	264,969
Accrued compensation	429,755	287,392
Other current liabilities	(77,107)	(18,711)
Net cash provided by operating activities	1,019,813	209,692
Cash flows from investing activities:
Purchase of property and equipment	(287,619)	(119,612)
Other assets	(811)	-
Net cash used in investing activities	(288,430)	(119,612)
Cash flows from financing activities:
Dividends	(306,120)	(305,439)
Proceeds from exercise of stock options	-	16,298
Net cash used in financing activities	(306,120)	(289,141)
Net increase (decrease) in cash	425,263	(199,061)
Cash at beginning of period	3,191,722	4,692,999
Cash at end of period	$3,616,985	$4,493,938
Supplemental cash flow information
Cash paid for income taxes	$126,923	$10

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Unaudited Interim Condensed Financial Statements

September 30, 2018

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company”, “Sierra Monitor”, “we” or “us”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. Amounts related to disclosure of December 31, 2017 balances within these interim condensed financial statements were derived from the audited 2018 financial statements and notes thereto. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on April 2, 2018. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

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

In February 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year, and early adoption is permitted. Management has not yet determined the effect of this ASU on the Company’s financial statements. The Company is currently evaluating the impact of adopting the new lease accounting standards on its financial statements. The Company is in process of creating an inventory of its leases where the Company may be a lessee to assess the potential impact to the Company’s financial statements upon adoption of the new lease accounting standards.

c)	Employee Stock-Based Compensation

In April 2016 and in May 2016, the Company’s Board of Directors and the Company’s shareholders, respectively, approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan became effective, expired or otherwise terminated without having been exercised in full, or were forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Options granted under our 2006 Stock Plan and 2016 Stock Plan are at the fair market value of our common stock at the grant date, typically vest ratably over four years, and expire ten years from the grant date. As of September 30, 2018, a total of 1,216,000 shares were issued under the 2016 Stock Plan.

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

For the nine-month periods ended September 30, 2018 and 2017, general and administrative expenses included stock-based compensation expense of $149,951 and $230,034, respectively, decreasing the Company’s income and increasing loss before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company’s basic and diluted net loss per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the nine-month periods ended September 30, 2018 and 2017.

d)	Subsequent Events

Management has evaluated events subsequent to September 30, 2018 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories follows:

	September 30, 2018	December 31, 2017
Raw materials	$1,907,943	$1,517,932
Work-in-process	1,280,508	878,083
Materials at vendor	391,079	537,680
Finished goods	308,583	304,566
Less: Allowance for obsolescence reserve	(118,190)	(100,000)
	$3,769,923	$3,138,261

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

At September 30, 2018, outstanding options to acquire 208,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation. At September 30, 2017, there were no options to acquire shares of common stock that were considered potentially dilutive due to the net loss for the year-to-date periods.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2018 and 2017, respectively:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Basic EPS – weighted-average number of common shares outstanding	10,203,995	10,181,553	10,203,995	10,179,886
Effect of dilutive potential common shares – stock options outstanding	486,750	-	508,864	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	10,690,745	10,181,553	10,712,859	10,179,886

Concentrations

No customers made up more than 10% of accounts receivable at September 30, 2018 but one customer made up more than 10% of accounts receivable at December 31, 2017. No customer made up more than 10% of net sales for each of the three or the nine-month periods ended September 30, 2018 and September 30, 2017.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $3,254,000 and $2,830,000 were in excess of such insured amounts at September 30, 2018 and December 31, 2017, respectively.

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying unaudited condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Instrumentation	$2,812,963	$2,536,492	$8,115,944	$6,905,503
FieldServers	3,181,271	2,640,707	8,579,904	7,634,306
	$5,994,234	$5,177,199	$16,695,848	14,539,809

Line-of-Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first nine months of fiscal year 2018 and there were no outstanding balances at September 30, 2018 and December 31, 2017. As of September 30, 2018, the Company was in compliance with the financial covenants to which it is subject under the line of credit.

Stock Option Grants

A total of 362,000 options with a fair value of $239,578 were granted during the three-month period ended September 30, 2018, and 403,000 options with a fair value of $266,802 were granted during the nine-month period ended September 30, 2018. No options were granted during the three-month period ended September 30, 2017. However, 238,000 options with a fair value of $162,554 were granted during the nine-month period ended September 30, 2017.

Stock Option Exercise and Expiration

No options were exercised in the three and nine-month period ended September 30, 2018. During the same periods, 10,000 and 11,000 options expired, respectively. In the nine-month periods ended September 30, 2017, 10,002 shares of common stock were issued as a result of stock option exercises. During the same periods, 1,103,000 and 1,106,000 options expired, respectively.

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

Results of Operations

For the three-month period ended September 30, 2018, Sierra Monitor Corporation (“we” or the “Company”) reported net sales of $5,994,234 compared to $5,177,199 for the three-month period ended September 30, 2017. For the nine-month period ended September 30, 2018, net sales were $16,695,848 compared with $14,539,809 in the prior year nine-month period. The sales results for the three and nine-month periods ended September 30, 2018 represent an increase of 16% and 15% compared to each of the same periods in 2017.

For the three-month period ended September 30, 2018, sales of our instrumentation products, including fire and gas detection, military sales and environment controllers, were approximately $2,813,000 compared to approximately $2,536,000 in the three-month period ended September 30, 2017, representing an 11% increase. For the nine-month period ended September 30, 2018, sales of our instrumentation products were approximately $8,116,000 compared to approximately $6,906,000 in the same period in 2017 representing an 18% increase.

In the three-month period ended September 30, 2018, sales of FieldServer products were approximately $3,181,000 compared to approximately $2,641,000 in the same period in 2017, representing a 20% increase. In the nine-month period ended September 30, 2018, sales of our FieldServer products were approximately $8,580,000, compared to approximately $7,634,000 in sales reported in the same period in 2017, representing a 12% increase.

FieldServer sales include both box products and original equipment manufacturer (“OEM”) modules. Box products provide a platform for delivery and operation of our software for integration with building automation systems and are generally sold to building automation integrators. Strong increases in OEM sales offset lower sales of box products.

Gross profit for the three-month period ended September 30, 2018 was approximately $3,630,000, or 61% of net sales, compared to approximately $3,105,000, or 60% of net sales, in the same period in the previous year. Gross profit for the nine-month period ended September 30, 2018 was approximately $10,006,000, or 60% of net sales, compared to approximately $8,626,000, or 59% of net sales, in the same period in the previous year. Our gross margins are influenced primarily by product mix and discount level based on order size and sales channels. Generally sales to OEM accounts generate lower margins.

Expenses for research and development, which include new product development and engineering to sustain existing products, were approximately $805,000, or 13% of net sales, for the three-month period ended September 30, 2018 compared to approximately $768,000, or 15% of net sales, in the comparable period in 2017. In the nine-month periods ended September 30, 2018 and September 30, 2017, research and development expenses were approximately $2,371,000, or 14% of net sales, and approximately $2,296,000, or 16% of net sales, respectively. Research and development expenses remain relatively constant as we continue to invest in new products for both our gas detection and our protocol gateway business.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses were approximately $1,490,000, or 25% of net sales for the three-month period ended September 30, 2018, compared to approximately $1,225,000, or 24% of net sales, in the comparable period in the prior year. For the nine-month periods ended September 30, 2018 and 2017, selling and marketing expenses were approximately $4,220,000, or 25% of net sales, and approximately 3,841,000, or 26% of net sales, respectively. The increase in our selling expenses in the three and nine-month periods ended September 30, 2018 compared to the same period in the prior year are primarily attributed to the addition of resources.

General and administrative expenses, which consist primarily of salaries, building rent, insurance expenses, information technology expenses and fees for professional services, were approximately $1,014,000, or 17% of net sales, for the three-month period ended September 30, 2018 compared to approximately $743,000, or 14% of net sales, in the three-month period ended September 30, 2017. For the nine-month periods ended September 30, 2018 and September 2017, general and administrative expenses were approximately $2,917,000, or 17% of net sales, and approximately $2,356,000, or 16% of net sales, respectively. General and administrative expenses have increased 36% in the three-month period and increased 24% in the nine-month reporting periods ended September 30, 2018 compared to the same periods in 2017, primarily due to increased salary expenses and outsourced professionals.

In the three-month period ended September 30, 2018, our income from operations was approximately $321,000 compared to income from operations of approximately $369,000 for the three-month period ended September 30, 2017. In the nine-month period ended September 30, 2018, our income from operations was approximately $498,000 compared to a loss from operations of approximately $447,000 in the nine-month period ended September 30, 2017. The loss in the nine-month period of 2017 was due to non-recurring expenses.

After interest income and provision for income tax expense, our net income for the three-month period ended September 30, 2018 was approximately $214,000 compared to net income of approximately $192,000 in the same period of 2017. For the nine-month period ended September 30, 2018, our net income was approximately $311,000 compared to a net loss of approximately $367,000 in the same period of 2017.

Liquidity and Capital Resources

During the nine months ended September 30, 2018, net cash provided by operating activities was approximately $1,020,000 compared to approximately $210,000 for the same period in 2017. Working capital was approximately $8,558,000 at September 30, 2018, an increase of approximately $100,000 from December 31, 2017. At September 30, 2018, our balance sheet reflected approximately $3,617,000 of cash and approximately $2,929,000 of net trade receivables. At December 31, 2017, our total cash on hand was approximately $3,192,000 and our net trade receivables were approximately $3,255,000

At September 30, 2018 and 2017, we had no long-term liabilities.

We maintain a line of credit with our commercial bank in the maximum amount of $2,000,000. No borrowings have been made under our line of credit during the first nine months of fiscal year 2018 and there were no outstanding balances at September 30, 2018 and December 31, 2017. As of September 30, 2018, we were in compliance with the financial covenants of the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least December 2019. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts, inventories and inventory obsolescence. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

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

Deferred Revenue for the quarter ending	Sept. 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	(unaudited)	(unaudited)	(unaudited)
Beginning balance	$62,639	$62,031	$61,673	$64,673
Deferred revenues added	1,000	1,300	800	-
Previously deferred revenues recognized	(30,925)	(692)	(442)	(3,000)
Total, net	$32,714	$62,639	$62,031	$61,673

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

There were no significant changes in estimates during the period that would affect the contract balances. The amounts of revenue recognized during the nine months ended September 30, 2018 and September 30, 2017 from the opening deferred revenue balances were $32,059 and $8,167, respectively. For the three and nine month periods ended September 30, 2018, and September 30, 2017 no impairment losses related to contract balances were recognized in the condensed statement of operations.

e) Disaggregation of Revenue

In the following table, net sales are disaggregated by geographic region. The Company conducts business across 5 geographic regions: United States & Canada, Latin America, Europe, Middle East and Asia.

	FieldServer Products		Flame & Gas Products
	Nine Months Ended Sept. 30		Nine Months Ended Sept. 30
	2018	2017	2018	2017
United States & Canada	$7,126,000	$6,377,000	$6,947,000	$5,949,000
Latin America	152,000	116,000	168,000	131,000
Europe	705,000	636,000	50,000	21,000
Middle East	319,000	346,000	621,000	238,000
Asia	278,000	159,000	330,000	567,000
	$8,580,000	$7,634,000	$8,116,000	$6,906,000

f) Shipping and Handling

The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

g) Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performances obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment. As of September 30, 2018, the remaining performance obligation is approximately $4,693,000, 51% or $2,409,000 of which is expected to be recognized in 3 months and 21% or $998,000 of which is expected to be recognized in the next fiscal year. The remainder is expected to be recognized after fiscal year 2019.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Jeffrey Brown, our principle executive officer, and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Brown and Ms. Allen concluded that, as of September 30, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

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

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Date Filed
3.1	Articles of Incorporation of the Registrant.	10-K	3.1	March 23, 1990
3.2	Bylaws of the Registrant.	10-Q	3.2	August 14, 2018
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION
Registrant

Date:	November 14, 2018	By:	/s/ Jeffrey Brown
Jeffrey Brown
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2018	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer
(Principal Financial Officer)