Form 10-K
period 2018-12-31
SIERRA MONITOR CORP /CA/
filed 2019-04-01
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018.

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

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[  ] Yes [X] No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2018 was approximately $5,055,867 based upon the last reported sale price of $1.41 per share on the Over the Counter Bulletin Board, which occurred on June 28, 2018. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant’s common stock outstanding as of March 25, 2019 was 10,242,418.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 8, and information required under Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

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

On March 28, 2019 the Company signed a definitive agreement to be acquired by MSA Safety Incorporated (MSA), a global safety equipment manufacturer. Under terms of the agreement, Sierra Monitor Corporation will become an indirect wholly owned subsidiary of MSA Safety. Upon closing, each issued and outstanding share of SMC common stock (other than shares owned or held in treasury by SMC) will be cancelled and automatically converted into the right to receive $3.25 in cash. Under the Merger Agreement, at the effective time of the Merger, MSA Safety will assume vested or unvested and outstanding SMC stock options and restricted stock awards granted to SMC employees.

Products and Applications

Our FieldServer family of protocol gateways, routers, and network explorers targets facility automation requirements, and is used by original equipment manufacturers (“OEMs”) and system integrators to enable local and remote monitoring and control of assets and facilities. The FieldServer family of products works with the FieldPoP™ device cloud portal; a cloud-based service that registers and manages FieldServer products, provides secure remote access to the local web-based applications that run on FieldServer products, and integrates with third-party applications over REST APIs. With more than 200,000 installed gateways supporting over 140 protocols such as BACnet, LonWorks, MODBUS, and XML in commercial and industrial facilities, FieldServer is the industry’s leading multi-protocol gateway brand and is delivered in a variety of form factors appropriate to the asset being interfaced. The intellectual property in FieldServer products is embodied in the proprietary embedded software that runs on a variety of customized hardware platforms with different connectivity options such as Serial, Ethernet, WiFi, or cellular. In addition to bridging data protocols between various assets or devices within a facility, the embedded software includes value-added “fog” or “local application” software for monitoring, logging, alarming, and trending local field data. Additionally, the embedded software enables the assets or devices in the facility to securely connect to third-party clouds and to Sierra Monitor’s own FieldPoP device cloud. The FieldPoP device cloud portal is a proprietary, secure, and scalable Software-as-a-Service (SaaS) product and is developed and deployed using the same core technologies and providers that are used by many of the world’s leading web sites and Internet-based services. In 2018, combined revenue from sales of our FieldServer family of products was approximately 52% of our sales compared to approximately 51% in 2017.

Our Sentry IT fire and gas detection solutions target facility safety requirements, and are used by industrial and commercial facilities managers to protect their personnel and assets. The motivation for installing gas detection systems is driven, in part, by industrial safety professionals guided by the United States Occupational Safety and Health Administration, state and local governing bodies, insurance companies and various industry rule-making bodies. The solution consists of proprietary system hardware that runs embedded controller and gateway software, detector modules that sense the presence of various toxic and combustible gases and flames, connectivity between the modules and the controller, and a user interface and applications that a facility manager can interact with, either locally on site or remotely over the Internet. The complex software embedded in the various products facilitates system-wide functions such as calibration, alarm detection, notification, and mitigation. The controller software also includes local web-based applications that simplify management of the complete solution and a gateway to integrate the fire and gas detection solution with the facility’s local supervisory system or to Sierra Monitor’s device cloud portal. With more than 100,000 detector modules sold, our fire and gas detection solutions are deployed in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages and other sites where hazardous gases are used or produced. Revenue from gas detection products was approximately 44% of our sales in 2018, compared to 43% in 2017.

Our solutions are also sold to telecommunication companies and their suppliers to manage environmental and security conditions such as temperature, gas, and smoke in remote structures such as local DSL distribution nodes and buildings at cell tower sites. Revenue from all products sold to the telecommunications industry was approximately 5% of our sales in 2018, compared to 6% in 2017.

Research and Development

We maintain research and development programs to develop new products and to enhance and support existing products. We use a core group of experienced engineers, supported by a dynamic network of third-party specialists with skills as needed by specific projects. Our research and development expenses, which include costs for sustaining engineering and technical support, were $3,159,157 or 14% of our sales in 2018, compared to $3,073,087 or 16% of our sales in 2017.

Sales and Distribution

We use a combination of in-region sales managers and a centralized inside sales and customer support team. Our in-region sales managers are located in western, central, southern and eastern regions of North America. Additionally, we have in-region sales managers in Europe, the Middle East and Canada. The regional sales managers are supported by our inside sales and customer support team based in Milpitas, California.

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

Our Sentry products are primarily sold to engineering and installation firms that utilize the products as part of larger fire and safety facility projects. Our in-region and headquarters-based sales teams work with a network of independent sales representatives and value-added resellers to identify and fulfill such opportunities. After-sale service is carried out by certified service partners. There are currently 28 authorized representative companies in the United States and approximately 16 international sales partners. The majority of our domestic representatives have exclusive territories and the sales agreements with each representative restrict them from representing competing products.

Our marketing activities include maintaining a comprehensive and search-optimized web site and social media presence, participating in relevant trade shows and events, issuing newsletters, blogging, conducting on-line seminars and other forms of communication, seeking press coverage, and developing tools to assist in the selling effort.

Our combined sales and marketing expenses for 2018 were $5,656,137 or 26% of revenue, compared to $5,165,931 or 26% of revenue in 2017.

We consider that we operate in one business segment. Substantially all of the revenues reported in Part II, Item 7 of this Annual Report on Form 10-K are attributable to sales to that single segment. See “Note 8: Segment Reporting” to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2018, we had a total of 82 full-time employees and consultants. At that date, 57 were located in Milpitas, California, and the rest were based out of regional offices.

Seasonality and Customer Concentration

The demand for monitoring devices and other products we manufacture is typically not seasonal. There were no customers to whom sales exceeded 10% of our net sales during 2018, or 2017. Factors affecting specific industries, such as telecommunications, building automation or petro-chemical processing, could affect our sales within any of those industries. Those factors may include, but are not limited to, a general economic downturn, labor problems, and rapid shifts in technology or introduction of competing products at lower prices.

Backlog

The commercial order backlog for our products at December 31, 2018 was approximately $4,296,427 compared to approximately $4,943,137 at December 31, 2017. The backlog includes orders for which we have not yet received engineering release from the customer. Since we generally ship many of our products within the same quarter that we receive a purchase order and engineering release from the customer, we believe that our backlog at any particular time is generally not indicative of the level of future sales.

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

Major Customers

No customers exceeded 10% of the Company’s accounts receivable at December 31, 2018, but two customers exceeded 10% of the Company’s accounts receivable at December 31, 2017. No customers exceeded 10% of the Company’s sales during the years ended December 31, 2018 or December 31, 2017.

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

(a) Market Information. Our common stock is quoted on the OTC Bulletin Board under the symbol “SRMC.” There is not an active market for our common stock and there is only infrequent trading in limited volume. The high and low closing sales price, as reported by the OTC Bulletin Board system, of our common stock during each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices	High	Low
Quarter ended December 31, 2018	$2.15	$1.51
Quarter ended September 30, 2018	$2.17	$1.35
Quarter ended June 30, 2018	$1.50	$1.30
Quarter ended March 31, 2018	$1.69	$1.20

Quarter ended December 31, 2017	$1.50	$1.15
Quarter ended September 30, 2017	$1.51	$1.18
Quarter ended June 30, 2017	$1.65	$1.30
Quarter ended March 31, 2017	$1.70	$1.20

These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Holders. As of March 25, 2019, there were approximately 129 shareholders of record of our common stock and the closing price of our common stock was $1.88. This figure does not include beneficial holders or common stock held in street names, as we cannot accurately estimate the number of these beneficial holders.

(c) Dividends. We adopted a dividend policy authorizing a quarterly cash dividend of $0.01 per share of common stock. Under this dividend policy, we have paid twenty-six consecutive quarterly dividends of $0.01 per share of common stock. The last quarterly dividend was paid on February 15, 2019 to shareholders of record as of the close of business on February 1, 2019. This dividend represented a quarterly payout of $102,424 in aggregate, based on 10,242,418 shares outstanding. The cash dividend policy and payment of any future quarterly cash dividends will be at the discretion of the Board and will be dependent upon Sierra Monitor’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board.

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

Stock Option Plan

In April 2016 and in May 2016, the Company’s Board of Directors and the Company’s shareholders, respectively, approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan became effective, expired or otherwise terminated without having been exercised in full, or were forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Options granted under our 2006 Stock Plan and 2016 Stock Plan are at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date. On December 31, 2018, a total of 505,500 shares were available for grant.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Fiscal 2018 vs. Fiscal 2017

For the fiscal year ended December 31, 2018, our net sales were $22,075,409 compared to net sales of $19,770,158 in the prior fiscal year ended December 31, 2017. Net sales increased approximately 11.7% in 2018 compared to the prior year. Our income from operations before interest income and income taxes was $343,244 in 2018, compared to an operating loss before interest income and income taxes of $339,382 in 2017. Net income in 2018 was $169,760, or $0.02 per share, compared to net loss of $377,596, or $(0.04) per share, in 2017.

Sales of our FieldServer products increased approximately 14% in 2018 compared to 2017. FieldServer products are primarily sold to OEMs who develop a broad range of products relevant to facility automation, such as boilers, chillers, air handlers, lighting controls, generator sets, electric sub-meters, etc. FieldServer products are also bought by system integrators seeking to connect various discrete automation sub-systems to a common facility management system. The increase in sales was mostly attributable to an increasing number of design wins from our OEM customers coupled with growth in device sales attaching to our cloud solution. In addition, we introduced new products which were well received in the market. In 2018, revenue from FieldServer products was approximately 52% of our sales compared to approximately 51% in 2017.

Our sales of Sentry gas detection products, including sales to the military, increased approximately 14% in 2018 compared to 2017. Sentry products are generally sold to engineering and installation firms who utilize the products as part of larger fire and safety projects in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages, and other sites where hazardous gases are used or produced. Flame and Gas sales increased primarily due to success and focus in those key markets and our total solution featuring our Sentry IT. Our focus in those markets has allowed us to expand our customer base and corresponding footprint in the product line. Revenue from gas detection products was approximately 44% of our sales in 2018 compared to 43% of our sales in 2017.

We also sell environment control products for high-value remote telecommunications buildings, including cell towers and underground vaults. Sales of environment control products for telecommunications buildings decreased by approximately 21% in 2018 compared to 2017. Sales of our products to telecommunications buildings are primarily a result of replacement and repair cycles at existing sites. Revenue from all products sold to the telecommunications industry was approximately 5% of our sales in 2018, compared to 6% in 2017.

Gross profit as a percent of sales was approximately 59% in 2018 and 60% in 2017. Our gross margins vary by product mix and channel of distribution. We did not experience any significant increase in costs for materials including electronic components, fabricated materials and contract assembly in 2018 compared to 2017. The gross profit was within our normal range.

Research and development expenses, which include new product development and support for existing products, were $3,159,157 or 14% of net sales in the fiscal year ended December 31, 2018, compared to $3,073,087 or 16% of net sales in the fiscal year ended December 31, 2017. The increase in R&D spending represents expansion of product development for Flame and Gas, FieldServer and SMC Cloud.

Selling and marketing expenses were $5,656,137 or 26% of net sales in 2018 compared to $5,165,931 or 26% of net sales in the prior year. The increase in sales and marketing expenses was driven by increased resources focused in Marketing and outreach programs to aid in sales and product awareness in our key markets.

General and administrative expenses, which include professional fees and product and general liability insurance incurred by the company, were $3,936,591 or 18% of net sales in 2018, compared to $3,277,760 or 17% of net sales in 2017. The increased costs in general and administrative expenses are primarily associated with transitions within the management team.

Our financial results reflect a revenue increase of $2,305,251 and an increase in income from operations of $682,626 over the prior year due primarily to lack of non-recurring expenses. All of our current deferred income tax benefits have been utilized. We are currently accruing income taxes at the maximum corporate rate.

Liquidity and Capital Resources

Our working capital at December 31, 2018 was $8,307,245 compared to working capital of $8,457,600 at December 31, 2017. We undertook no significant equity or long-term debt transactions in 2018.

Inventories on hand at December 31, 2018 were $4,233,787, an increase of $1,095,526 compared to December 31, 2017. As we launched new products, inventory increased to meet demand in both the new and legacy products.

Our net trade receivables at December 31, 2018 were $2,342,342 compared to $3,254,681 at December 31, 2017. Trade receivables, measured by days of sales outstanding, decreased to 42 days at December 31, 2018 compared to 53 days at December 31, 2017.

At December 31, 2018, our balance sheet reflected $2,963,569 of cash on hand compared to $3,191,722 at December 31, 2017. The decrease in cash is due primarily to an increase in inventories of $1,143,715 offset by a reduction in trade receivables of $919,240. Income taxes paid totaled $191,923 during 2018 compared with $2,192 during 2017.

As of December 31, 2018, the Company has a $2,000,000 line of credit, secured by substantially all assets of the Company and bears interest at the bank’s prime rate (5.5% at December 31, 2018) less 0.5% or LIBOR plus 2.5%. The line of credit matures on August 1, 2019 and requires compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and a quarterly profitability test. At December 31, 2018 and 2017, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund our anticipated level of operations through at least April 2020. There are no current plans for significant capital equipment expenditures.

Inflation

We believe that inflation will not have a direct material effect on our results of operations.

The economic factors that could adversely impact our business in 2019 include, but are not limited to, currency fluctuations as we buy materials and sell products internationally and also fluctuations in materials prices.

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

At December 31, 2018 and 2017, we determined that, based on the profitable results and full utilization of the available deferred tax benefits, no valuation allowance against the remaining deferred tax asset is required.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of Jeffrey Brown, our principal executive officer and Tamara Allen, our principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report, Internal Control-Integrated Framework (1992). No material weaknesses were identified and management concluded that our internal control over financial reporting was effective as of December 31, 2018 based on the criteria set forth in COSO’s report Internal Control-Integrated Framework (1992).

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers such as us.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

There were no items required to be disclosed in a Form 8-K during the quarter ended December 31, 2018 that were not disclosed.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2018, based upon information furnished by such persons:

Name	Principal Occupation or Employment	Age	Director or Officer Since

Gordon R. Arnold	Director of the Company;	73	1984
	Executive Advisor

Jeffrey Brown	Director of the Company; President	59	2017
	Chief Executive Officer

Tamara S. Allen	Chief Financial Officer and Secretary	52	2014

Michael C. Farr	Vice President of Operations	61	1986

C. Richard Kramlich	Director of the Company	83	1980

Robert C. Marshall	Director of the Company	87	1998

Jim Norrod	Director of the Company	71	2017

Ross DeMont	Director of the Company	46	2018

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

Jeffrey Brown joined Sierra Monitor Corporation as President and Chief Executive Officer in October 2017. Mr. Brown joined the company from Accuris Networks where he was the President and CEO from September 2014 to July 2017. He led Accuris’ pivot to a SaaS model and deployed a worldwide cloud solution for some of the largest wireless service providers. Prior to Accuris, Mr. Brown led various technology companies including KinetoWireless, RadioFrame Networks and Data Critical Corporation. Mr. Brown also held senior positions at AT&T and PacTel Cellular communications. Mr. Brown holds a BA Degree from University of California at Berkeley and an MBA from Golden Gate University. His business administration education and more than forty years of industry experience qualify him to serve as CEO and as a member of our Board of Directors.

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

James D. Norrod joined Sierra Monitor Corporation in 2017 as a Director of the Company. Since October 2017, he has served as President and Chief Executvie Officer at Tellabs. Prior to that, he was President and CEO of Zhone Technologies until 2014 when he assisted in successfully merging Zhone Technologies into DASAN Zhone Solutions where he began serving as Co-Chief Executive Officer until 2017. In 2013 thru 2014, Mr. Norrod served as the Executive Chairman of GreenBytes until it was acquired by Oracle. Beginning in 2010, Mr. Norrod served as Chairman and CEO of Infinite Power Solutions until it was acquired in 2013. Mr. Norrod holds a BS in Economics from Oakland University and an MBA in Marketing from the University of Detroit. Being a visionary executive that served as a CEO of a number of technology companies successfully creating shareholder value through organic growth and strategic merger and acquisition activity qualifies him to serve as a member of our Board of Directors.

Mr. Ross DeMont joined Sierra Monitor Corporation in 2018, as a Director of the Company. He is currently the Director of Research at Rainin Group, LLC and is responsible for the investments of $600 million of assets across a range of public and private direct investment, since September 2016. Previously, Mr. DeMont was a Portfolio Manager at Midwood Capital Management, a private investment partnership making concentrated investments in small cap public companies from 2002 to 2016. He currently serves on the Board of Directors of Desalitech, a private venture backed company selling into the industrial water treatment industry. Mr. DeMont graduated from Connecticut College with a BA in both Economics and Government and earned an MBA from The Tuck School of Business at Dartmouth. Mr. DeMont has the specific qualifications and experience to serve as a member of our Board of Directors.

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

With respect to the other information required by this Item 10, the sections entitled “Election of Directors Nominees”, “Information About Our Board of Directors – Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2019 Annual Meeting of Shareholders are incorporated by reference herein.

The information required by this Item 10 regarding our code of business conduct is incorporated by reference herein from our Proxy Statement for our 2019 Annual Meeting of Shareholders under the section entitled “Corporate Governance.”

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference herein from our Proxy Statement for our 2019 Annual Meeting of Shareholders under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information as of December 31, 2018 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

i.	All compensation plans previously approved by security holders; and

ii.	All compensation plans not previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,157,314	$1.43	505,500
Equity compensation plans not approved by security holders	-	-	-
Total	2,157,314	$1.43	505,500

The other information required by this Item 12 is incorporated by reference herein from our Proxy Statement for our 2019 Annual Meeting of Shareholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference herein from our Proxy Statement for our 2019 Annual Meeting of Shareholders under the section entitled “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference herein from our Proxy Statement for our 2019 Annual Meeting of Shareholders under the section entitled “Principal Accountant Fees and Services”.

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements.

See Item 8 of this Annual Report on Form 10-K.

Schedules.

Not applicable.

Index to Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

10.1(4)	1996 Stock Plan of Registrant.

10.2(5)	2006 Stock Plan of Registrant.

10.3(6)	Standard Industrial Lease dated April 4, 2003, by and between Sierra Monitor and Geomax.

10.4(7)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.

10.7(8)	Transition Agreement by and between Sierra Monitor and Gordon R. Arnold, dated July 7, 2014.

10.8(9)	Form of Indemnification Agreement by and between Sierra Monitor and its directors and certain of its executive officers.

10.9(10)	Form of Restricted Stock Award Agreement.

10.10(11)	Sierra Monitor Corporation 2016 Equity Incentive Plan and forms of award agreements thereunder.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.

(2)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 18, 2017.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.

(6)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 30, 2016.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIERRA MONITOR CORPORATION

Date: April 1, 2019	By:	/s/ Jeffrey Brown
Jeffrey Brown
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title		Signature

April 1, 2019	Chief Executive Officer	By:	/s/ Jeffrey Brown
Jeffrey Brown

April 1, 2019	Chief Financial Officer	By:	/s/ Tamara S. Allen
Tamara S. Allen

April 1, 2019	Director	By:	/s/ Gordon R. Arnold
Gordon R. Arnold

April 1, 2019	Director	By:	/s/ C. Richard Kramlich
C. Richard Kramlich

April 1, 2019	Director	By:	/s/ Robert C. Marshall
Robert C. Marshall

April 1, 2019	Director	By:	/s/ James Norrod
James Norrod

April 1, 2019	Director	By:	/s/ Ross DeMont
Ross DeMont

SIERRA MONITOR CORPORATION

Financial Statements

SIERRA MONITOR CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sierra Monitor Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sierra Monitor Corporation (the Company) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter – Acquisition of Company

As discussed in Note 9, on March 28, 2019 the Company signed a definitive agreement to be acquired by MSA Safety Incorporated.

/s/ Squar Milner LLP

We have served as the Company’s auditor since 2002.

Irvine, California

April 1, 2019

SIERRA MONITOR CORPORATION

Balance Sheets

December 31, 2018 and 2017

	2018	2017
Assets
Current assets:
Cash	$2,963,569	$3,191,722
Trade receivables, less allowance for doubtful accounts of approximately $68,000 and $75,000 at December 31, 2018 and 2017, respectively	2,342,342	3,254,681
Inventories, net	4,233,787	3,138,261
Prepaid expenses	610,208	559,368
Income tax deposit	153,662	44,771
Total current assets	10,303,568	10,188,803

Property and equipment, net	366,370	252,143
Deferred income taxes, net	81,000	126,323
Other assets	211,993	83,153

Total assets	$10,962,931	$10,650,422

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,109,863	$976,092
Accrued compensation expenses	822,357	555,714
Other current liabilities	64,103	199,397
Total current liabilities	1,996,323	1,731,203

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,242,418 and 10,203,995 shares issued and outstanding at December 31, 2018 and 2017, respectively	10,242	10,204
Additional paid-in capital	4,768,399	4,482,403
Retained earnings	4,187,967	4,426,612
Total shareholders’ equity	8,966,608	8,919,219

Total liabilities and shareholders’ equity	$10,962,931	$10,650,422

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Operations

For the Years Ended December 31, 2018 and 2017

	2018	2017
Net sales	$22,075,409	$19,770,158
Cost of goods sold	8,980,280	8,012,337
Gross profit	13,095,129	11,757,821
Operating expenses:
Research and development	3,159,157	3,073,087
Selling and marketing	5,656,137	5,165,931
General and administrative	3,936,591	3,277,760
Non-recurring expense	–	580,425
	12,751,885	12,097,203
Income (loss) from operations	343,244	(339,382)
Interest income	1,267	481
Income (loss) before income tax expense	344,511	(338,901)
Income tax expense	174,751	38,695
Net income (loss)	$169,760	$(377,596)
Net income (loss) attributable to common shareholders per common share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)
Weighted-average number of shares used in per share computations:
Basic	10,207,614	10,186,215
Diluted	10,713,753	10,186,215

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

For the Years Ended December 31, 2018 and 2017

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2017	10,171,551	$10,172	$4,139,527	$5,211,553	$9,361,252
Stock options exercised	10,002	10	3,740	–	3,750
Stock-based compensation	–	–	299,665	–	299,665
Restricted stock vested	22,442	22	39,471		39,493
Dividends paid	–	–	–	(407,345)	(407,345)
Net loss	–	–	–	(377,596)	(377,596)

Balance as of December 31, 2017	10,203,995	10,204	4,482,403	4,426,612	8,919,219
Stock-based compensation	–	–	210,415	–	210,415
Restricted stock vested	38,423	38	75,581	–	75,619
Dividends paid	–	–	–	(408,405)	(408,405)
Net income	–	–	–	169,760	169,760

Balance as of December 31, 2018	10,242,418	$10,242	$4,768,399	$4,187,967	$8,966,608

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net income (loss)	$169,760	$(377,596)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	180,257	126,172
Amortization	42,589	137,934
Bad debt recovery	(6,900)	-
Provision for inventory losses	48,190	(97,109)
Stock-based compensation expense	210,415	299,665
Restricted stock vested	75,619	39,493
Loss on disposal of property and equipment	8,497	8,594
Changes in operating assets and liabilities:
Trade receivables	919,239	(752,080)
Inventories	(1,143,716)	(597,378)
Prepaid expenses	(50,840)	15,809
Income tax deposit	(108,891)	24,178
Deferred income taxes	45,323	34,842
Accounts payable	133,771	151,141
Accrued compensation expenses	266,643	95,130
Other current liabilities	(135,294)	30,813
Net cash provided by (used in) operating activities	654,662	(860,392)

Cash flows from investing activities:
Purchases of property and equipment	(327,942)	(210,484)
Cash proceeds on disposal of property and equipment	24,961	-
Purchases of other assets	(171,429)	(26,806)
Net cash used in investing activities	(474,410)	(237,290)

Cash flows from financing activities:
Payment of dividend	(408,405)	(407,345)
Proceeds from exercise of stock options	-	3,750
Net cash used in financing activities	(408,405)	(403,595)

Net decrease in cash and cash equivalents	(228,153)	(1,501,277)

Cash – beginning of year	3,191,722	4,692,999
Cash – end of year	$2,963,569	$3,191,722

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$191,923	$2,192

See accompanying notes to these financial statements.

SIERRA MONITOR CORPORATION

Notes to Financial Statements

December 31, 2018 and 2017

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

Concentrations

We currently maintain substantially all of our day to day operating cash with a major financial institution. At times cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $2,601,000 and $2,830,000 were in excess of such insured amounts at December 31, 2018 and 2017, respectively.

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

No customers exceeded 10% of the Company’s accounts receivable at December 31, 2018 but two customers exceeded 10% of the Company’s accounts receivable at December 31, 2017. No customers exceeded 10% of the Company’s sales during the years ended December 31, 2018 or 2017.

Accounts Receivable

Accounts receivable are carried at original invoice amount, less an estimate for an allowance for doubtful accounts. The allowance for doubtful accounts is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. We believe that we have demonstrated reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company’s ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve management.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out method.

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

Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification 360-10, Property, Plant and Equipment (“ASC 360-10”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. ASC 360-10 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2018 and 2017, management has determined that there were no indicators requiring review for impairment and therefore no adjustments have been made to the carrying values of long-lived assets. Also, no long-lived assets are held for sale. There can be no assurance however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASC 606 requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, the Company adopted ASC 606 by using the modified retrospective method. The comparative information has not been recast and continues to be reported under the accounting standards in effect for those periods. The adoption did not have a material impact to the nature and timing of the Company’s revenues or on its financial statements except for certain disclosures. The majority of the impact has been on sales returns and the impact has been deemed immaterial.

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

Gas Detection and Environment Control Services

Gas Detection and Environment Control Services consist of field service orders (technical support) and training, which are provided separately from product orders. Orders are accepted in the same forms as discussed for Gas Detection and Environment Control Products above with hourly prices fixed at the time of order. Revenue recognition occurs only when the service activity is completed. Such services are provided to current and prior customers, and, as noted above, creditworthiness has generally already been assessed. In cases where the probability of receiving payment is low, a credit card number is collected for services for immediate processing. Revenue is recognized in the period the technical support and training are performed.

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

Deferred Revenue

When advance payments are received from customers, they are recorded as deferred revenue until the product is shipped. At December 31, 2018 and 2017, the Company had received approximately $28,000 and $62,000 respectively, of such advance payments which are included in other current liabilities in the accompanying balance sheets.

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

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of only advance payments, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and included within “Other current liabilities” on the balance sheets. At times, billing may occur subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. The Company does not have any unbilled receivables at December 31, 2018 and 2017.

Deferred Revenue for the quarter ending	Dec 31, 2018	Sept 30, 2018 (unaudited)	Jun 30, 2018 (unaudited)	Mar 31, 2018 (unaudited)	Dec 31, 2017
Beginning balance	$32,714	$62,639	$62,031	$61,673	$64,673
Deferred revenues added	-	1,000	1,300	800	-
Previously deferred revenues recognized	(4,256)	(30,925)	(692)	(442)	(3,000)
Total, net	$28,458	$32,714	$62,639	$62,031	$61,673

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

There were no significant changes in estimates during the period that would affect the contract balances. The amounts of revenue recognized during the twelve months ended December 31, 2018 and December 31, 2017 from the opening deferred revenue balances were $36,315 and $11,167, respectively. For the periods ended December 31, 2018, and December 31, 2017 no impairment losses related to contract balances were recognized in the condensed statement of operations.

Disaggregation of Revenue

In the following table, net sales are disaggregated by geographic region. The Company conducts business across 5 geographic regions: United States & Canada, Latin America, Europe, Middle East and Asia.

	FieldServer Products		Flame & Gas Products
	Twelve Months Ended Dec. 31		Twelve Months Ended Dec. 31
	2018	2017	2018	2017
United States & Canada	$9,489,000	$8,173,000	$8,898,000	$8,380,000
Latin America	215,000	286,000	168,000	165,000
Europe	919,000	736,000	71,000	29,000
Middle East	421,000	577,000	1,009,000	335,000
Asia	407,000	350,000	478,000	739,000
	$11,451,000	$10,122,000	$10,624,000	$9,648,000

Shipping and Handling

Shipping and handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with ASC 605-45, Revenue Recognition. The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performances obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment. As of December 31, 2018, the remaining performance obligation is approximately $4,196,000, 45% or $1,890,000 of which is expected to be recognized in 3 months and 28% or $1,168,000 of which is expected to be recognized in the remainder of 2019. The balance is expected to be recognized after fiscal year 2019.

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

For the years ended December 31, 2018 and 2017, the Company’s statements of operations reflected an increase in salaries and benefits expense of $210,415 and $299,665, respectively, with a corresponding decrease in the Company’s income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock-based compensation. There was no material impact on the Company’s basic and diluted net income per share.

Compensation expense associated with stock options is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. At December 31, 2018, there was $659,569 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over the next 4 years.

Compensation expense associated with restricted stock is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. A total $112,748 and $54,680 in compensation expense associated with the restricted stock was recorded in 2018 and 2017, respectively, and is included in stock-based compensation expense in the accompanying statement of operations. There was $245,821 of total unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over the next 4 years.

Warranty

The Company provides a warranty on all electronics sold for a period of two years after the date of shipment. Warranty issues are usually resolved with repair or replacement of the product. Trends of sales returns, exchanges and warranty repairs are tracked as a management review item in the Company’s ISO (International Organization for Standardization) quality program and data generated from that program forms a basis for the reserve that management records in our financial statements. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2018 and 2017, warranty reserve approximated $42,000 and $72,000, respectively, which is included in other current liabilities in the accompanying balance sheets.

Advertising Programs

The Company expenses the cost of advertising when incurred as selling and marketing expense in the accompanying statements of operations. Advertising expenses were approximately $111,000 and $146,000 for the years ended December 31, 2018 and 2017, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when management estimates that future taxable income will not fully utilize deferred tax assets. No valuation allowance was deemed necessary as of December 31, 2018 and 2017.

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

The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2018 and 2017, respectively:

	2018	2017

Basic earnings per share – weighted-average number of shares of common stock outstanding	10,207,614	10,186,215

Effect of dilutive stock options	506,139	—

Diluted earnings per share – dilutive potential common shares	10,713,753	10,186,215

For the year ended December 31, 2018, options to acquire 100,000 shares of common stock were not considered dilutive potential shares of common stock as their exercise prices were greater than the average market price of the Company’s common stock during the year then ended. For the year ended December 31, 2017, all employee stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended December 31, 2018 and 2017, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

Subsequent Events

Management has evaluated events subsequent to December 31, 2018 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements (see Note 9). Please refer to our 8-K filed with the SEC on March 29, 2019 regarding a material definitive agreement and plan of merger that the company has entered into with MSA Safety.

Reclassifications

Reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Significant Recent Accounting Pronouncements

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

Note 2 – Inventories

A summary of inventories as of December 31 is as follows:

	2018	2017
Raw materials	$2,223,828	$1,517,932
Work in process	1,751,671	1,415,763
Finished goods	406,478	304,566
	4,381,977	3,238,261
Obsolescence reserve	(148,190)	(100,000)

	$4,233,787	$3,138,261

Note 3 - Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2018	2017
Machinery and equipment	$781,572	$716,325
Furniture, fixtures, and leasehold improvements	1,367,767	1,248,755

	2,149,339	1,965,080
Less accumulated depreciation and amortization	(1,782,969)	(1,712,937)

	$366,370	$252,143

Note 4 - Employee Stock Compensation Plan

In April 2016 and in May 2016, the Company’s Board of Directors and the Company’s shareholders, respectively, approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan became effective, expired or otherwise terminated without having been exercised in full, or were forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Options granted under our 2006 Stock Plan and 2016 Stock Plan are at the fair market value of our common stock at the grant date, typically vest ratably over 4 years, and expire 10 years from the grant date. On December 31, 2018, a total of 505,500 shares were available for grant.

A summary of stock option transactions for the two years ended December 31, 2018 is as follows:

			Weighted-
		Range of	Average
	Options	prices	exercise price
Balance as of January 1, 2017	1,777,000		1.78
Granted	1,113,000	1.20 - 1.48	1.27
Exercised	(135,000)	1.50	1.50
Forfeited or expired	(1,112,000)	1.50 - 1.95	1.84
Balance as of December 31, 2017	1,643,000		1.42
Granted	403,000	1.50	1.50
Exercised	-
Forfeited or expired	(21,000)	1.64 - 2.65	2.12
Balance as of December 31, 2018	2,025,000		1.43

Options outstanding that have vested and are expected to vest as of December 31, 2018 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Vested	850,740	$1.54	7.3
Expected to vest	1,174,260	1.34	9.5
Total	2,025,000	1.43	7.8

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of ASC 718 which are estimated when compensation costs are recognized.

The following table summarizes information about the Company’s stock options outstanding under the 2006 Stock Plan and 2016 Stock Plan as of December 31, 2018:

		Options Outstanding			Options exercisable
	Exercise prices	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
2006 Plan	$1.45 - $2.15	509,000	4.3	$1.72	502,885	$1.72
2016 Plan	$1.20 - $1.48	1,516,000	9.0	$1.33	347,854	$1.28
		2,025,000	7.8	$1.43	850,739	$1.54

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2018 and 2017 approximated $1.46 and $0.00 per share respectively. The weighted average grant date fair values of options granted during the year ended December 31, 2018 and 2017 was $1.50 and $1.27 per share respectively. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

	2018	2017
Expected life	8.0	8.0
Estimated volatility	53%	57%
Risk-free interest rate	2.72%	1.94%
Dividends	$0.04	$0.04

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

The total intrinsic value of options exercised during 2018 and 2017 was $0 and $12,150, respectively.

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

As of December 31, 2018, future minimum lease payments are as follows:

Year ending December 31,
2019	347,139
2020	357,553
2021	368,279
2022	379,328
2023	127,682
$1,579,981

Rent expense was approximately $432,000 in 2018 and $384,000 in 2017, which is apportioned to the various categories in the accompanying statements of operations.

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

Note 6 – Line-of-Credit

As of December 31, 2018, the Company has a $2,000,000 line of credit, secured by substantially all assets of the Company, and bears interest at the bank’s prime rate (5.5% at December 31, 2018) less 0.5% or LIBOR plus 2.5%. The line of credit matures on August 1, 2019 and requires compliance with certain financial covenants including the requirement to maintain a quick ratio of 1.3:1.0 and to satisfy quarterly profitability test. At December 31, 2018 and 2017, the Company was in compliance with the financial covenants and the line of credit had no outstanding balance.

Note 7 - Income Taxes

The components of income tax expense consist of the following for the years ended December 31:

Current:	2018	2017
Federal	$92,539	$-
State	54,079	3,853
Total Current	146,618	3,853
Deferred:
Federal	25,461	43,567
State	2,672	(8,725)
Total Deferred	28,133	34,842

Total Income Tax (Benefit)	$174,751	$38,695

At December 31, 2018 and 2017, the Company had no federal or state net operating loss carry-forwards.

The tax effects of temporary differences that gave rise to significant portions of net deferred tax assets at December 31, 2018 and 2017 are as follows:

	2018	2019
Accruals and Reserves	$173,269	$144,160
State Taxes	10,264	1,288
NOL and Credit Carryback	-	17,190
Property Plant and Equip	(102,533)	(36,315)

Total Deferred Tax Assets	$81,000	$126,323

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

The Company accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Company and, therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2018 and 2017.

Recently enacted U.S. tax reform legislation known as the Tax Cuts and Jobs Act (“Tax Act”), made significant changes to the rules applicable to the taxation of multinational corporations. The Tax Act changes included changing the corporate tax rate to a flat 21%, modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, implementing a minimum tax on the global intangible low-taxed income of a United States shareholder of a controlled foreign corporation, modifying certain rules applicable to United States shareholders of controlled foreign corporations, imposing a deemed repatriation tax on certain earnings and adding certain anti-base erosion rules.

The Tax Act specifically subjects a U.S. corporation to tax on its global intangible low-taxed income, or GILTI. Under U.S. GAAP, a company can make an accounting policy election to either treat taxes due on the GILTI as a current period expense or factor such amounts into the measurement of deferred taxes. Given the complexity of the GILTI provisions, the Company is still evaluating its effects and has not yet determined its accounting policy.

The Company is no longer subject to U.S. federal income tax examination for years before 2014 and state and local tax examinations before 2013. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carry-forward amount.

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 21% as follows:

	2018	2017

Computed tax (benefit)	$72,347	$(115,227)
Nondeductible items and other	55,917	118,860
Current and deferred state taxes, net of federal benefit	46,487	(6,957)
Remeasurement of deferred taxes - TCJ Act	-	42,019
Total Income Tax Expense	$174,751	$38,695

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

In addition, the CEO reviews the following information on revenues by product category.

	2018	2017
Gas detection devices	$9,621,000	$8,386,000
Environmental controllers	1,003,000	1,262,000
Field Servers	11,451,000	10,122,000
	$22,075,000	$19,770,000

The Company sells its products to companies located primarily in the United States. For the years ended December 31, 2018 and 2017, sales to international customers were 23% and 21%, respectively.

Note 9 – Subsequent Events

On March 28, 2019, the Company signed a definitive agreement to be acquired by MSA Safety Incorporated (MSA), a global safety equipment manufacturer. Under terms of the agreement, Sierra Monitor Corporation will become an indirect wholly owned subsidiary of MSA Safety. Upon closing, each issued and outstanding share of SMC common stock (other than shares owned or held in treasury by SMC) will be cancelled and automatically converted into the right to receive $3.25 in cash, without interest. Under the Merger Agreement, at the effective time of the Merger, MSA Safety will assume vested or unvested and outstanding SMC stock options and restricted stock awards granted to SMC employees.

