Form 10-K/A
period 2018-12-31
SIERRA MONITOR CORP /CA/
filed 2019-04-26
CIK 100625

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2018 was approximately $5,055,867 based upon the last reported sale price of $1.41 per share on the Over the Counter Bulletin Board, which occurred on June 29, 2018. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant’s common stock outstanding as of April 22, 2019 was 10,242,418.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

SIERRA MONITOR CORPORATION

TABLE OF CONTENTS

Explanatory Note	1

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”), amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 originally filed April 1, 2019 (the “Original Filing”), by Sierra Monitor Corporation, a California corporation (“SMC”). Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer to SMC, its subsidiaries and its predecessors. We are filing this Amendment solely to present the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, this Amendment restates Item 15 of Part IV of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission, or SEC, on or subsequent to April 1, 2019.

On March 28, 2019, SMC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MSA Safety Incorporated, a Pennsylvania corporation (“MSA”), and MSA’s indirect, wholly owned subsidiary, Gateway Merger Sub, Inc., a California corporation (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into SMC, with SMC surviving the Merger as an indirect wholly owned subsidiary of MSA (the “Merger”). Upon completion of the Merger, each share of common stock, $0.001 par value per share, of SMC, issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), (other than (i) shares held in the treasury of the Company or owned, directly or indirectly, by MSA or Merger Sub immediately prior to the Effective Time, (ii) shares held by shareholders who properly exercise and perfect their dissenters’ rights prescribed in Chapter 13 of the California Corporations Code, as amended and (iii) shares granted under SMC’s 2006 Equity Incentive Plan or SMC’s 2016 Equity Incentive Plan that is subject to time-based, performance or other vesting conditions that is outstanding immediately before the Effective Time) will be cancelled and converted into the right to receive $3.25 in cash per share, without interest and less any required withholding taxes (the “Merger Consideration”).

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

The Board of Directors of SMC (“Board”) is currently comprised of six members. The names of the six directors and certain information about them is set forth below:

Name	Age	Principal Occupation	Director Since
Jeffrey S. Brown	58	President, Chief Executive Officer and Director of the Company	2017
Gordon R. Arnold	72	Director of the Company	1989
C. Richard Kramlich	82	Director of the Company, Co-Founder, New Enterprise Associates – Venture Capital	1989
Robert C. Marshall	86	Director of the Company, Managing Director, Selby Venture Partners	1998
James D. Norrod	63	Director of the Company, Chief Executive Officer, Tellabs	2017
Ross DeMont	46	Director of the Company, Director of Research at Rainin Group, LLC	2018

Jeffrey S. Brown joined the Company as President and Chief Executive Officer in October 2017 from Accuris Networks, where he was the President and Chief Executive Officer from September 2014 to July 2017. While at Accuris’, he led the company’s pivot to a SaaS model and deployed a worldwide cloud solution for some of the largest wireless service providers. From May 2009 to July 2014, Mr. Brown served as President and Chief Executive Officer of Kineto Wireless until it was sold to Taqua. Mr. Brown holds a Bachelor of Arts from the University of California, Berkeley, and a Master of Business Administration from Golden Gate University. His business administration education and more than thirty years of industry experience qualify him to serve as Chief Executive Officer and as a member of our Board.

Gordon R. Arnold joined Sierra Monitor Corporation, a California corporation (“Old Sierra”), in December 1979 as Operations Manager and Vice President. He became President in 1984 and Chief Executive Officer of Old Sierra in April 1985. In September 1989, Old Sierra merged into UMF Systems, Inc., a California corporation (“UMF”), and UMF changed its name to “Sierra Monitor Corporation.” Mr. Arnold served as the Company’s President, Chief Executive Officer and Chief Financial Officer since the merger and as the Company’s Secretary since February 1993 until July 2014. Mr. Arnold was also a director from 1984, becoming Executive Chairman in July 2014. Mr. Arnold then served as interim President and Chief Executive Officer from May 2017 until October 2017, and, subsequently, Executive Advisor through October 2018. He is a past President of the Measurement Control and Automation Association. Mr. Arnold’s specific qualifications and experience to serve as a member of our Board include his business management education, more than forty years of direct industry experience and over thirty-five years of full-time employment as an executive of the Company.

C. Richard Kramlich has been a director of the Company since 1980. Mr. Kramlich, who has more than thirty-five years of venture capital experience, is a co-founder of New Enterprise Associates, a venture capital firm. Mr. Kramlich is presently a director of Zhone Technologies and has been since 1999. He received a Master of Business Administration from the Harvard University Graduate School of Business and a Bachelor of Science in History from Northwestern University. Mr. Kramlich’s specific qualifications and experience to serve as a member of our Board include over thirty years as managing general partner of a highly successful venture capital company, his membership on numerous boards of private and public companies, and over thirty years of participation on our Board.

Robert C. Marshall has been a director of the Company since 1998. Since 1997, Mr. Marshall has been the Managing General Partner of Selby Venture Partners, a venture capital firm. Mr. Marshall received a Bachelor’s degree in Electrical Engineering from Heald Engineering and a Master of Business Administration from Pepperdine University. Mr. Marshall’s specific qualifications and experience to serve as a member of our Board include his participation in the founding of the first redundant computer manufacturing company, his founding of a highly successful venture capital company, his involvement in the management and turn-around of various electronic companies and his seventeen-year participation on our Board.

Mr. James D. Norrod became a director of the Company in October 2017. Since October 2017, Mr. Norrod has served as the President and Chief Executive Officer of Tellabs, Inc. Prior to that, he served as the President and Chief Executive Officer of Zhone Technologies from July 2014 to September 2017, leading the successful merger of Zhone Technologies into DASAN Zhone Solutions Inc. From May 2013 through May 2014, Mr. Norrod served as the Executive Chairman of GreenBytes until it was acquired by Oracle. Beginning in December 2010, Mr. Norrod served as the Chairman and Chief Executive Officer of Infinite Power Solutions until it was acquired in February 2013. Mr. Norrod holds a Bachelor of Science in Economics from Oakland University and a Master of Business Administration in Marketing from the University of Detroit. Mr. Norrod’s specific qualifications and experience to serve as a member of our Board include his education and his membership on numerous boards of private and public companies.

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

EXECUTIVE OFFICERS

The names of our executive officers and certain information about them is set forth below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors.

Name	Age	Principal Occupation	Officer Since
Jeffrey S. Brown	59	President, Chief Executive Officer and Director of the Company	2017
Tamara S. Allen	52	Chief Financial Officer and Secretary	2014
Michael C. Farr	61	Vice President of Operations	1986

See ITEM 10. “Directors, Executive Officers and Corporate Governance” for Mr. Brown’s biographical information.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities during fiscal year 2018 to file reports of initial ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5 was not required for such persons, the Company believes that, during the fiscal year ended December 31, 2018, all other Section 16(a) reports applicable to its officers, directors and 10% shareholders were timely filed.

INFORMATION ABOUT OUR BOARD

Board Leadership Structure and Role in Risk Oversight

Our Chairman, Gordon Arnold, retired as Executive Advisor in October 2018 but maintains frequent communication with our Chief Executive Officer, Jeff Brown. Mr. Kramlich receives operational updates from both Mr. Arnold and Mr. Brown and therefore functions as the lead independent director through his advice to the Company and his communication with the other directors.

The current leadership structure is appropriate due to the small size of the Company and the low number of officers (six) and independent directors (four). Due in part to the significant continuity in the Company’s leadership structure over the past fifteen years, the independent directors are satisfied that the Executive Advisor has the education, experience and judgment necessary to perform the functions of Chairman of the Board.

The members of the Board are proactive in both their formal and their informal interface with the Company. Three independent Board members (Kramlich, Marshall and DeMont) also comprise the Audit Committee. The Board and the Audit Committee meet formally on a quarterly basis. The members receive periodic briefings from the independent auditors and they require regular reports regarding the Company’s internal controls practices and third-party audits. The Board believes that maintaining the current structure of combined Executive Advisor and Chairman of the Board positions is appropriate due to its confidence in Mr. Arnold and his broad skills in investing, managing and directing numerous other public and private companies.

Risk is inherent with every business and the Board as a whole is responsible for overseeing our risk management function. The Board meets regularly to receive Audit Committee reports, as well as management reports with respect to areas of material risk to the Company, including legal, operational, financial and strategic risks. In addition, the Audit Committee oversees and reviews at least annually our policies related to risk management. In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Board Meetings and Committees

The Board held five meetings during the fiscal year ended December 31, 2018. We encourage our directors to attend the Annual Meeting and a majority of our directors attended our 2018 Annual Meeting of Shareholders. During fiscal year 2018, each then current director attended at least 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which he served. The Board has a standing Audit Committee but does not have a standing nominating or compensation committee or any other committees performing similar functions.

Audit Committee

The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent registered public accounting firm and internal audit processes, evaluating the Company’s accounting policies and its system of internal controls and reviewing significant financial transactions. The Audit Committee met four times during fiscal year 2018. Messrs. Kramlich, Marshall and Norrod were the members of the Audit Committee until May 10, 2018 and Mr. DeMont replaced Mr. Norrod on the audit committee after his appointment to the Board on May 10, 2018.

The Board has previously approved and adopted an Audit Committee Charter, a copy of which may be obtained at the Company’s website at http://www.investor.sierramonitor.com/essential-governance-documents.

Independence; Audit Committee Financial Expert

As stated above, while the shares of the Company’s Common Stock are traded on an over-the-counter system, the Board has elected to apply the rules of the NASDAQ Stock Market in determining director independence. The Board believes that all Audit Committee members are independent directors as defined by the rules of the SEC and under the rules of the NASDAQ Stock Market. The Board has determined that the Company has at least one audit committee financial expert serving on its Audit Committee. C. Richard Kramlich is the Company’s audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

Nominating Committee

The Board has no standing nominating committee nor does it have a committee performing similar functions. Furthermore, it has no nominating committee charter. In light of the relatively small size of the Company and the number of directors, the Board has determined that it is more efficient for the entire Board to consider nominees for director instead of a separate nominating committee. The Board will continue to evaluate on an ongoing basis the desirability of a separate nominating committee, and will establish such a committee when, if at all, it deems that doing so would benefit the Company.

The Board has no formal policy with regard to the consideration of any director candidates recommended by shareholders because, in its view, a shareholder that desires to nominate a person for election to the Board may do so directly by following the requirements set forth in Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Nevertheless, the Board will consider candidates recommended by shareholders. Shareholders who wish to have their recommendations considered by the Board should direct the recommendation in writing to Sierra Monitor Corporation, 1991 Tarob Court, Milpitas, CA 95035, Attention: Secretary. The candidate recommended should possess the qualities that are necessary for any member of the Board, as described in the guidelines set forth below.

The guidelines of the Board for evaluating and identifying candidates for the Board, which are the same for any candidate regardless of whether the candidate was recommended by a shareholder or the Board, are as follows:

●	Regular review of the current composition and size of the Board.
●	Regular review of the qualifications of any candidates. Such review may include a review solely of information provided to the Board and also may include discussions with persons familiar with the candidate, an interview with the candidate or other actions that the Board deems proper.
●	The Board may evaluate its performance as a whole and evaluate the performance and qualifications of individual members of the Board eligible for re-election at the annual meeting of shareholders.
●	The Board may consider the suitability of each candidate, including the current members of the Board, in light of the current size and composition of the Board. The Board seeks highly-qualified and experienced candidates, but presently has no stated minimum qualifications that must be met by each candidate. In evaluating the qualifications of the candidates, the Board considers many factors, including issues of character, judgment, independence, background, expertise, diversity of experience, length of service, other commitments and the like. The Board evaluates such factors, among others, and does not assign any particular weight or priority to any of these factors. Also, the Board considers each individual candidate in the context of the current perceived needs of the Board as a whole. The Board believes that candidates and nominees must reflect a board comprised of directors who: (i) are mostly independent, (ii) are of high integrity, (iii) have qualifications that will increase the overall effectiveness of the board and (iv) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to Audit Committee members.

In addition, while we do not have a formal written policy on director diversity, the Board also considers diversity when reviewing the overall composition of the Board and considering the slate of nominees for annual election to the Board and the appointment of individual directors to the Board. Diversity, in this context, includes factors such as experience, specialized expertise, geographic location, cultural background, gender and ethnicity.

Corporate Governance

As part of our system of corporate governance, we adopted a code of business conduct and ethics that applies to all directors, officers and employees. Our code of business conduct and ethics is posted on our website at www.investor.sierramonitor.com (by including the foregoing Internet address link, we do not intend to incorporate by reference to this 10-K/A material not specifically referenced herein). We intend to disclose any future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

Communicating with Our Directors

Shareholders may contact any or all of our directors directly by writing to them at Sierra Monitor Corporation, 1991 Tarob Court, Milpitas, CA 95035, Attn: Board of Directors.

ITEM 11. Executive Compensation

Our compensation philosophy with respect to executive officers is designed to attract, retain, motivate and reward highly qualified executives who contribute to the success of the Company and its shareholders. To achieve these goals, we strive to provide a comprehensive compensation package for each executive officer that is competitive with those offered by companies of similar type and size, in the same geographical area and whose executives perform functions similar to those performed by our executives.

The following table shows for the fiscal years ended December 31, 2018 and 2017 the compensation of our named executive officers, who consist of our current Chief Executive Officer and the two most highly compensated executive officers other than our Chief Executive Officer:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation		Total
Jeffrey Brown, Chief	2018	$462,787	-		-	$123,000	$1,288	(6)	$587,075
Executive Officer (4)	2017	$76,923	$31,250	$180,000	$180,250	-	$24	(7)	$468,447
Michael Farr	2018	$277,205	$10,000		-	$33,500	$1,288	(6)	$321,993
Vice President of Operations	2017	$264,896	-		$25,750	$25,000	$788	(8)	$316,434
Steven Shaw	2018	$233,076	-		-	$75,000	$1,288	(6)	$309,364
Vice President of Marketing (5)	2017	$32,307	$188		$42,825	-	$500	(9)	$75,820

(1)	The amounts in the “Option Awards” column include stock option grants made in 2017 and reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 4 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated by reference herein.
(2)	The amounts in the “Stock Awards” column include restricted stock awards made in 2017 and reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 4 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated by reference herein.
(3)	Amounts in this column represent payouts based under the 2018 Bonus Plan and 2017 Bonus Plan described in the section entitled “Non-Equity Incentive Plans” below.
(4)	Mr. Brown has served as Chief Executive Office since October 16, 2017.
(5)	Mr. Shaw has served as Vice President of Marketing since November 1, 2017.
(6)	Includes a $1,000 contribution by the Company under its 401(k) plan, and $288 life insurance premium paid in 2018.
(7)	Includes $24 life insurance premium paid in 2017.
(8)	Includes a $500 contribution by the Company under its 401(k) plan, and $288 life insurance premium paid in 2017.
(9)	Includes a $500 contribution by the Company under its 401(k) plan paid in 2017.

Outstanding Equity Awards at Fiscal 2018 Year-End

The following table provides the specified information concerning the number of outstanding equity awards held by each of the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2018:

Name	Option Awards
	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price (#)	Option Expiration Date
Jeffrey Brown (1)	102,083	247,917	$1.20	10/15/2027
Michael Farr (2)	10,000	-	$1.75	5/11/2021
Michael Farr (3)	25,000	-	$1.69	10/23/2023
Michael Farr (1)	14,583	35,417	$1.20	10/15/2027
Steve Shaw (4)	20,313	54,688	$1.29	10/31/2027

(1)	Stock options vest as to 25% of the shares on the one-year anniversary of 10/16/2017, with the remaining shares vesting ratably thereafter over a 3-year period, and will be fully vested on 10/16/2021.
(2)	Stock options vest as to 25% of the shares on the one-year anniversary of 5/12/2011, with the remaining shares vesting ratably thereafter over a 3-year period, and were fully vested on 5/12/2015.
(3)	Stock options vest as to 25% of the shares on the one-year anniversary of 10/24/2013, with the remaining shares vesting ratably thereafter over a 3-year period, and were fully vested on 10/24/2017.
(4)	Stock options vest as to 25% of the shares on the one-year anniversary of 11/01/2017, with the remaining shares vesting ratably thereafter over a 3-year period, and will be fully vested on 11/01/2021.

Name	Stock Awards
	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)
Jeffrey Brown(1)	112,500	$219,375
Michael Farr(2)	4,689	$9,144
Steve Shaw	-	-

(1)	Stock awards vest as to 25% of the shares on each one-year anniversary of 10/16/2017 and will be fully vested on 10/16/2021.
(2)	Stock awards vest as to 25% of the shares on each one-year anniversary of 12/21/2015 and will be fully vested on 12/21/2019.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Retention Agreements. Effective April 2, 2012, we entered into retention agreements with certain executive officers and employees of the Company, Michael C. Farr, Vice President of Operations, and Tamara Allen, our Chief Financial Officer (together, the “Executives”). Effective October 16, 2017 we entered into a similar retention agreement with Jeff Brown, our Chief Executive Officer. Except as may be noted below, the Executives’ retention agreements (the “Retention Agreements”) have substantially the same terms and provide that in the event the Executives’ employment with the Company is terminated without “cause” (as defined in the Retention Agreements), or they resign for “good reason” (as defined in the Retention Agreements) within the period beginning three months prior to and ending 12 months following a change of control of the Company (as defined in the Retention Agreements), the Executives will receive:

●	continued base salary (less applicable withholding taxes) for a period of six months (other than for Mr. Brown, who receives his continued base salary (less applicable withholding taxes) for a period of 12 months) following the date of termination; provided, however, that any such salary continuation will immediately terminate upon their commencement of full-time employment with another employer;

●	continuation of commission payments (less applicable withholding taxes) for a period of 12 months following the date of termination, each of which commission payments will be equal to the average of the commission payments received by them, if any, during the six months prior to the date of termination;

●	a pro-rata portion of target fiscal year bonus, if any (less applicable withholdings), for the fiscal year in which their termination of employment occurs; provided, however, that such amount will be paid only if and to the extent that the relevant performance targets by the Company and/or the Executives, if any, are achieved. Such amount will be pro-rated for the period of time during the fiscal year that they were an employee of the Company and such amount will be paid at the time bonuses for the completed fiscal year are paid to other employees of the Company (but in no event later than two and one-half months following the end of the Company’s fiscal year);

●	50% acceleration of all then-outstanding and unvested equity awards (other than for Mr. Brown who receives 100% acceleration) and an extension of the post-termination exercise period for any outstanding equity awards for an additional 12 months following the date of termination; provided, however, that in no event may the outstanding equity awards be exercised beyond their original term(s) or expiration date(s); and

●	if continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), is timely elected, reimbursement for premiums paid for continued health benefits under COBRA for the Executives (and any eligible dependents) until the earlier of (i) six months from the date of termination of their employment with the Company, (ii) the date upon which they (and/or any eligible dependents) otherwise become eligible for health benefits under similar plans, or (iii) the date on which they (and/or any eligible dependents) are no longer eligible to receive continuation coverage pursuant to COBRA. Twelve monthly payments of $3,500 in lieu of continued health benefits under COBRA shall be paid to Mr. Brown.

In order to be eligible to receive benefits under the Retention Agreements, the Executives must sign and not revoke a release of claims agreement in favor of the Company (in a form acceptable to the Company). The Retention Agreements also provide that the Executives shall comply with a 12-month non-solicitation obligation and requirements of the Company’s proprietary information and inventions agreement and shall agree to not disparage the Company and its officers, directors, employees and shareholders.

Director Compensation

The following table shows, for the fiscal year ended December 31, 2018, the compensation earned by our directors, which is discussed below under “Executive Compensation and Other Matters.” During the fiscal year ended December 31, 2018, Mr. Arnold earned the compensation set forth below under “Executive Compensation and Other Matters” and a pro-rated Director fee after his retirement from Executive Advisor in October, 2018. Mr. Brown, our President and Chief Executive Officer, did not receive compensation for serving on our Board.

Name	Fees earned or paid in cash ($) (1)	Option Awards ($)	Total ($)
Gordon R. Arnold (2)	12,500		12,500
C. Richard Kramlich	25,000		25,000
Robert Marshall	25,000		25,000
James D. Norrod	25,000		25,000
Ross DeMont (3)	20,833	198,545	219,378

(1)	Effective 6/1/2017, outside directors receive an annual payment of $25,000.
(2)	Mr. Arnold received a pro-rated Director fee as a result of his retirement from Executive Advisor in October, 2018.
(3)	Mr. DeMont received a pro-rated Director fee as a result being appointed to the Board at the May, 2018 Board meeting.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Non-Equity Incentive Plans

2018 Bonus Plan: On February 19, 2018, our Board approved an executive cash incentive compensation plan and target cash incentive awards for the Company’s executive officers and its other key employees for 2018 fiscal performance (the “2018 Bonus Plan”). Payouts under the 2018 Bonus Plan are based on the Company’s achievement against certain targets for fiscal 2018 revenue.

Equity Compensation Plan Information

The following tables summarize information regarding the various stock-based compensation plans under which the Company was authorized to issue equity securities as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,157,313	$1.43	505,500
Equity compensation plans not approved by security holders	—	—	—
Total	1,643,000	$1.43	505,500

(1)	Consists of the Company’s 2006 Stock Plan that expired in March 2016 and the Company’s 2016 Stock Plan.
(2)	Includes 132,314 shares of restricted stock issued under the Company’s 2006 Stock Plan.

Under the SEC’s rules, a person who directly or indirectly has or shares voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares.

The following table sets forth certain information, as of April 22, 2019, regarding beneficial ownership of our Common Stock by:

●	each person who is known to us to own beneficially more than 5% of our Common Stock;
●	each director;
●	each of our NEOs; and
●	all of our current directors and executive officers as a group.

The information on beneficial ownership in the table and the footnotes is based upon our records and the most recent Schedule 13D or 13G filed by each such person and information supplied to us by such person. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options that are exercisable within 60 days after April 22, 2019 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

Five-Percent Shareholders, Directors and Executive Officers (1)	Amount and Nature of Beneficial Ownership (2)
	Number of Shares	Percent of Total Outstanding (10)
Five-Percent Shareholders:
Jay T. Last, Ph.D. (3)	2,052,475	20.0%
Zeff Capital, LP (4)	509,388	5.0%

Directors and Executive Officers:
C. Richard Kramlich (5)	2,767,688	27.0%
Gordon R. Arnold (6)	1,198,007	11.7%
Robert C. Marshall	368,587	3.6%
Michael C. Farr (7)	105,205	1.0%
Tamara S. Allen (8)	226,573	2.2%
Jeffrey S. Brown (9)	174,366	1.7%
James D. Norrod (10)	135,000	1.3%
Ross DeMont	200,000	2.0%
All directors and executive officers as a group (7 persons) (11)	7,737,289	75.5%

(1)	Unless otherwise indicated, the business address of each of the directors and executive officers listed in this table is: c/o Sierra Monitor Corporation, 1991 Tarob Court, Milpitas, California 95035.
(2)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(3)	Includes an aggregate of 14,200 shares of Common Stock held by Deborah R. Last, Dr. Last’s wife.
(4)	Based on information reported on Schedule 13G filed with the SEC on April 4, 2019, filed by Zeff Capital, LP, a Delaware limited partnership, Zeff Holding Company, LLC, a Delaware limited liability company, and Daniel Zeff, and individual, reporting Zeff Capital, LP with sole voting and dispositive power over the shares. The address for the shareholder is 885 Sixth Ave, New York, NY 10001.
(5)	Includes 211,500 shares of Common Stock held by Pamela P. Kramlich, Mr. Kramlich’s wife.
(6)	Includes (a) 1,098,007 shares of Common Stock held by The Gordon and Isabel Arnold Trust, of which Mr. Arnold is a grantor and trustee and (b) an aggregate of 100,000 shares of Common Stock subject to stock options exercisable within 60 days of April 22, 2019.
(7)	Includes an aggregate of 55,833 shares of Common Stock subject to stock options exercisable within 60 days of April 22, 2019.
(8)	Includes an aggregate of 155,833 shares of Common Stock subject to stock options exercisable within 60 days of April 22, 2019.
(9)	Shares outstanding includes an aggregate of 145,833 shares of Common Stock subject to stock options exercisable within 60 days of April 22, 2019.
(10)	Shares outstanding includes an aggregate of 125,000 shares of Common Stock subject to stock options exercisable within 60 days of April 22, 2019.
(11)	Shares outstanding includes an aggregate of 582,499 shares of Common Stock subject to stock options exercisable within 60 days of April 22, 2019.

ITEM 13. Certain Relationships and Related Transactions

During our last fiscal year, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed 1% of the average of our total assets at the end of our fiscal years 2018 and 2017, which is $108,067, and in which any of our directors, executive officers, holders of more than 5% of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

While shares of the Company’s Common Stock are traded on an over-the-counter market, the Board uses the rules of the NASDAQ Stock Market as a benchmark in determining director independence. Based on the review by the Board of all relevant information, the Board has determined that each of our directors, other than Messrs. Arnold and Brown, are “independent” as defined under the rules of the NASDAQ Stock Market.

ITEM 14. Principal Accounting Fees and Services

The aggregate fees billed for professional accounting services by Squar Milner LLP for the fiscal years ended December 31, 2018 and 2017 are as follows:

Audit Fees

The aggregate fees billed by Squar Milner LLP for professional services rendered for the reviews of the condensed financial statements included in the Company’s Quarterly Reports on Form 10-Q for each of fiscal years 2018 and 2017, and for their audit of the annual financial statements for each of fiscal years ended December 31, 2018 and 2017 were $82,600 and 82,100, respectively.

Tax Fees

There were no fees billed by Squar Milner LLP for tax services in the fiscal years 2018 and 2017 as the Company engaged another firm for tax preparation/consulting.

Audit-Related Fees

The aggregate fees billed by Squar Milner LLP for audit-related services in each of fiscal years 2018 and 2017 were approximately $10,202 and $5,505, respectively.

All Other Fees

During fiscal years 2018 and 2017, the Company did not engage Squar Milner LLP to provide products or services other than those reported under the sections above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

All services, whether audit or non-audit services, performed by Squar Milner LLP must be pre-approved by the Audit Committee. Pre-approval must be obtained before Squar Milner LLP performs the services but cannot be obtained more than a year before performance begins. Approval can be for general classes of permitted services such as “annual audit services” or “tax consulting services.” A written engagement letter, including a description of the permitted services, the dates of the engagement and the fees for such services, must be approved in accordance with these procedures before performance begins.

Percentage of Audit Fees Pre-Approved

During fiscal years 2018 and 2017, 100% of all audit and permissible non-audit services were pre-approved by the Audit Committee.

Independence of Squar Milner LLP

The Audit Committee has determined that the accounting advice provided by Squar Milner is compatible with maintaining Squar Milner’s independence.

ITEM 15. Exhibits and Financial Statements

The financial statements required to be filed in our Annual Report on Form 10-K are included in the Original Filing. The exhibits filed with this Amendment are following the signature.

Exhibit Number	Description

3.1(1)	Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

9.1(4)	Support Agreement, dated as of March 28, 2019, by and between certain stockholders of SMC and MSA Safety Incorporated (the “Support Agreement”).

10.1(5)	Agreement and Plan of Merger dated March 28, 2019 by and among, SMC, MSA Safety Incorporated, a Pennsylvania corporation, and Gateway Merger Sub, Inc., a California corporation and an indirect, wholly owned subsidiary of MSA Safety Incorporated.

10.1(6)	1996 Stock Plan of Registrant.

10.2(7)	2006 Stock Plan of Registrant.

10.3(8)	Standard Industrial Lease dated April 4, 2003, by and between Sierra Monitor and Geomax.

10.4(9)	Form of Retention Agreement by and between Sierra Monitor and certain of its executive officers.

10.7(10)	Transition Agreement by and between Sierra Monitor and Gordon R. Arnold, dated July 7, 2014.

10.8(11)	Form of Indemnification Agreement by and between Sierra Monitor and its directors and certain of its executive officers.

10.9(12)	Form of Restricted Stock Award Agreement.

10.10(13)	Sierra Monitor Corporation 2016 Equity Incentive Plan and forms of award agreements thereunder.

23.1(14)	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(15)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(16)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the SEC on March 23, 1990.

(2)	Incorporated by reference to the Current Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 14, 2018.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 25, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 29, 2019.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 29, 2019.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-85376) filed with the SEC on April 2, 2002.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.

(8)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2012.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 30, 2016.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2016.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 1, 2019.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 1, 2019.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 1, 2019.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date:	April 26, 2019	By:	/s/ Jeffrey Brown
Jeffrey Brown
Chief Executive Officer

Date	Title		Signature

April 26, 2019	Chief Executive Officer	By:	/s/ Jeffrey Brown
Jeffrey Brown

April 26, 2019	Chief Financial Officer	By:	/s/ Tamara S. Allen
Tamara S. Allen

April 26, 2019	Director	By:	/s/ Gordon R. Arnold
Gordon R. Arnold

April 26, 2019	Director	By:	/s/ C. Richard Kramlich
C. Richard Kramlich

April 26, 2019	Director	By:	/s/ Robert C. Marshall
Robert C. Marshall

April 26, 2019	Director	By:	/s/ James Norrod
James Norrod

April 26, 2019	Director	By:	/s/ Ross DeMont
Ross DeMont

