Form 10-Q
period 2019-03-31
SIERRA MONITOR CORP /CA/
filed 2019-05-15
CIK 100625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	SRMC	OTCBB

The number of shares outstanding of the registrant’s common stock, as of May 13, 2019, was 10,242,418.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA MONITOR CORPORATION

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$2,256,045	$2,963,569
Trade receivables, less allowance for doubtful accounts of approximately $67,000 and $68,100 at March 31, 2019 and December 31, 2018, respectively.	2,727,211	2,342,342
Inventories, net	4,125,937	4,233,787
Prepaid expenses and other current assets	937,911	610,208
Income tax deposit	151,680	153,662
Total current assets	10,198,784	10,303,568

Property and equipment, net	336,586	366,370
Deferred income taxes	81,000	81,000
Lease right-of-use, net	962,830	-
Other assets	198,903	211,993
Total assets	$11,778,103	$10,962,931
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$765,912	$1,109,863
Accrued compensation expenses	681,469	822,357
Lease right-of-use liability	340,332	-
Other current liabilities	98,840	64,103
Total current liabilities	1,886,553	1,996,323

Long-term liabilities:
Lease right-of-use liability	926,422	-
Total liabilities	2,812,975	1,996,323

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,242,418 shares issued and outstanding, respectively	10,242	10,242
Additional paid-in capital	4,827,671	4,768,399
Retained earnings	4,127,215	4,187,967
Total shareholders’ equity	8,965,128	8,966,608
Total liabilities and shareholders’ equity	$11,778,103	$10,962,931

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Net sales	$5,523,218	$5,151,016
Cost of goods sold	2,273,258	1,984,562
Gross profit	3,249,960	3,166,454
Operating expenses
Research and development	738,720	774,428
Selling and marketing	1,398,009	1,386,364
General and administrative	1,027,880	914,712
	3,164,609	3,075,504
Income from operations	85,351	90,950
Interest income	31	308
Income before income taxes	85,382	91,258
Income tax provision	43,710	39,997
Net income	$41,672	$51,261
Net income available to common shareholders per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.00
Weighted average number of common shares used in per share computations:
Basic	10,242,418	10,203,995
Diluted	11,356,805	10,328,108

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Statements of Shareholders’ Equity

Three Months Ended March 31, 2019 and 2018

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2018	10,242,418	$10,242	$4,768,399	$4,187,967	$8,966,608
Stock-based compensation	–	–	59,272	–	59,272
Restricted stock vested	–	–	–	–	–
Dividends paid	–	–	–	(102,424)	(102,424)
Net income	–	–	–	41,672	41,672
Balance as of March 31, 2019	10,242,418	$10,242	$4,827,671	$4,127,215	$8,965,128

Balance as of December 31, 2017	10,203,995	$10,204	$4,482,403	$4,426,612	$8,919,219
Stock-based compensation	–	–	46,660	–	46,660
Dividends paid	–	–	–	(102,040)	(102,040)
Net income	–	–	–	51,261	51,261
Balance as of March 31, 2018	10,203,995	$10,204	$4,529,063	$4,375,833	$8,915,100

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$41,672	$51,261
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	73,276	58,538
Provision for bad debt expense	(515)	(7,805)
Provision for inventory losses	15,000	30,000
Noncash lease expense	16,689	-
Stock-based compensation expense	59,272	46,660
Change in operating assets and liabilities:
Trade receivables	(384,354)	400,235
Inventories	92,850	(414,460)
Prepaid expenses	(29,849)	6,731
Income tax deposit	1,982	38,625
Lease right-of-use	74,464	-
Accounts payable	(343,951)	114,485
Accrued compensation expenses	(140,888)	108,788
Lease right-of-use liability	(85,083)	-
Other current liabilities	34,737	(54,911)
Net cash (used in) provided by operating activities	(574,698)	378,147
Cash flows from investing activities:
Purchases of property and equipment	(30,402)	(68,467)
Net cash used in investing activities	(30,402)	(68,467)
Cash flows from financing activities:
Dividend payout	(102,424)	(102,040)
Net cash used in financing activities	$(102,424)	$(102,040)
Net (decrease) increase in cash and cash equivalents:	(707,524)	207,640
Cash at beginning of period:	$2,963,569	$3,191,722
Cash at end of period:	$2,256,045	$3,399,362
Non-cash financing and investing activities:
Obtaining a right of use asset in exchange for lease liability	$1,335,148	$-
Lease liability established through right of use asset	$1,335,148	$-

See accompanying notes to the unaudited interim condensed financial statements.

SIERRA MONITOR CORPORATION

Notes to the Interim Condensed Financial Statements

(Unaudited)

March 31, 2019

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Sierra Monitor Corporation (the “Company,” “we,” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. Amounts related to disclosure of December 31, 2018 balances within these interim condensed financial statements were derived from the audited 2018 financial statements and notes thereto. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 1, 2019. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

Summary of Business

Founded in 1978, Sierra Monitor Corporation (OTCQB:SRMC), is a provider of Industrial Internet of Things (IIoT) solutions that address the industrial and commercial facilities management targeting facility automation and facility safety requirements, also referred to as “Connect” and “Protect”.

On March 28, 2019 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) MSA Safety Incorporated (“MSA”), a global safety equipment manufacturer and MSA’s indirect, wholly owned subsidiary, Gateway Merger Sub, Inc., a California corporation (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with SMC surviving the Merger as an indirect wholly owned subsidiary of MSA (the “Merger”). Upon completion of the Merger, each share of common stock, $0.001 par value per share, of the Company, issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), other than shares owned or held in treasury by SMC, owned by MSA or Merger Sub, or with respect to which the holder thereof has properly exercised dissenters’ rights, will be cancelled and converted into the right to receive $3.25 in cash per share, without interest and less any required withholding taxes. Under the Merger Agreement, at the Effective Time of the Merger, MSA Safety will assume vested or unvested and outstanding stock options and restricted stock awards granted to Company employees.

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

The Company recognizes revenue under Accounting Standards Codification (“ASC”) Accounting Standards Update (“ASU”) ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASC 606 requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services.

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

Deferred Revenue for the quarter ending	March 31, 2019	December 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
	(unaudited)		(unaudited)	(unaudited)	(unaudited)
Beginning balance	$28,658	$32,914	$62,639	$62,031	$61,673
Deferred revenues added	1,100	-	1,000	1,300	800
Previously deferred revenues recognized	(733)	(4,256)	(30,725)	(692)	(442)
Total, net	$29,025	$28,658	$32,914	$62,639	$62,031

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

There were no significant changes in estimates during the period that would affect the contract balances. The amounts of revenue recognized during the three months ended March 31, 2019 and March 31, 2018 from the opening deferred revenue balances were $733 and $442, respectively. For the periods ended March 31, 2019, and March 31, 2018 no impairment losses related to contract balances were recognized in the condensed statement of operations.

e) Disaggregation of Revenue

In the following table, net sales are disaggregated by geographic region The Company conducts business across 5 geographic regions: United States & Canada, Latin America, Europe, Middle East and Asia.

	FieldServer Products		Flame & Gas Products
	Three Months Ended		Three Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
United States & Canada	$2,721,000	$2,162,000	$2,087,000	$2,171,000
Latin America	18,000	59,000	16,000	36,000
Europe	244,000	219,000	5,000	34,000
Middle East	119,000	117,000	75,000	101,000
Asia	138,000	103,000	100,000	149,000
	$3,240,000	$2,660,000	$2,283,000	$2,491,000

f) Shipping and Handling

The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

g) Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performances obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment. As of March 31, 2019, the remaining performance obligation is approximately $3,882,000, 36% or $1,379,000 of which is expected to be recognized in 3 months and 72% or $2,782,000 of which is expected to be recognized within nine months. The remainder is expected to be recognized after fiscal year 2019.

h)	Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2018 audited financial statements, filed previously with the SEC in our Annual Report on Form 10-K on April 1, 2019, that are required to be adopted during the year ended December 31, 2019, did not have or are not expected to have a significant impact on the Company’s 2019 financial statements.

In February 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-02, Leases (ASC 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize Right-Of-Use (“ROU”) Asset and Lease Liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). On January 1, 2019, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective method for all material leases that existed at or commenced after January 1, 2019. ROU Assets are amortized over their estimated useful life, which represents the full term of the lease. The lease liability is representative of the present value of future payments due under the lease, discounted using the incremental borrowing rate. The lease liability will be increased by accreted interest at the incremental borrowing rate and reduced by future payments made under the lease obligation. On January 1, 2019, the Company recognized right of use (ROU) assets and liabilities of $1,335,148 in the accompanying condensed balance sheets. There was no impact to retained earnings upon the adoption of Topic 842.

i)	Employee Stock-Based Compensation

In April 2016 and in May 2016, the Company’s Board of Directors and the Company’s shareholders, respectively, approved the Company’s 2016 Equity Incentive Plan (the “2016 Stock Plan”) and reserved a total of (i) 279,680 shares, plus (ii) 2,550,320 shares that remained available for issuance under the 2006 Stock Plan immediately prior to its expiration, plus (iii) any shares subject to stock options or restricted stock granted under the 2006 Stock Plan that, on or after the date the 2016 Stock Plan became effective, expired or otherwise terminated without having been exercised in full, or were forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2016 Stock Plan pursuant to clauses (ii) and (iii) equal to 2,668,320. Options granted under our 2006 Stock Plan and 2016 Stock Plan are at the fair market value of our common stock at the grant date, typically vest ratably over four years, and expire ten years from the grant date. As of March 31, 2019, a total of 1,516,000 shares were issued under the 2016 Stock Plan.

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

For the three-month periods ended March 31, 2019 and 2018, general and administrative expenses included stock based compensation expense of $59,272 and $46,660, respectively, decreasing the Company’s income before income taxes resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company’s basic and diluted net income per share as a result of recognizing the employee stock-based compensation expense. The Company did not modify the terms of any previously granted stock options during the three-month periods ended March 31, 2019 and 2018.

j)	Subsequent Events

Management has evaluated events subsequent to March 31, 2019 through the date that the accompanying condensed financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Inventories

A summary of inventories is as follows:

	March 31, 2019	December 31, 2018
	(unaudited)

Raw materials	$2,094,785	$2,223,828
Work-in-process	1,647,593	1,751,671
Finished goods	546,749	406,478
	4,289,127	4,381,977
Less: Allowance for obsolescence reserve	(163,190)	(148,190)
	$4,125,937	$4,233,787

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

At March 31, 2019, no outstanding options to acquire shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation. At March 31, 2018, a total of 808,000 outstanding options to acquire shares of common stock were not considered potentially dilutive common shares due to the exercise price of such options being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the periods ended March 31, 2019 and 2018, respectively:

	Three months ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Basic EPS – weighted-average number of common shares outstanding	10,242,418	10,203,995
Effect of dilutive potential common shares – stock options outstanding	1,114,387	124,113
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	11,356,805	10,328,108

Concentrations

No customer made up more than 10% of accounts receivable at March 31, 2019 and at March 31, 2018. No customer made up more than 10% of net sales for the three-month periods ended March 31, 2019 and March 31, 2018.

The Company currently maintains substantially all of its day to day operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Cash balances of approximately $1,756,000 and $2,464,000 were in excess of such insured amounts at March 31, 2019 and December 31, 2018, respectively.

Segment Information

The Company operates in a single business segment, industrial instrumentation. The Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), evaluates the performance of the Company and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed financial statements.

In addition, the CEO reviewed the following information on revenues by product category for the following periods:

	Three months ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Instrumentation	$2,283,637	$2,491,466
FieldServers	3,239,581	2,659,550
	$5,523,218	$5,151,016

Line of Credit

The Company maintains a line of credit with its commercial bank in the maximum amount of $2,000,000. No borrowings have been made under the Company’s line of credit during the first three months of fiscal year 2019 and there were no outstanding balances as of March 31, 2019 and December 31, 2018. As of March 31, 2019, the Company was in compliance with the financial covenants of the line of credit.

Operating Lease

We lease certain office space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further this lease does not contain contingent rent provisions. This lease terminates on April 30, 2023 and we do not have an option to renew. This lease does include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.

This lease does not provide an implicit rate and we estimated our incremental interest rate to be 5%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

Future lease payments under operating leases were as follows for the annual periods ending March 31:

2020	$349,691
2021	360,182
2022	370,987
2023	382,117
2024	31,921
Total lease payments	1,494,898
Less: Interest	(228,144)
Present value of lease liabilities	$1,266,754

Stock Option Grants

No stock options were granted during the three-month period ended March 31, 2019. A total of 41,000 stock options were granted during the three-month period ended March 31, 2018.

Stock Option Exercises and Expirations

No stock options were exercised or expired during the three-month period ended March 31, 2019. Also, no stock options were exercised but 1,000 options expired during the three-month period ended March 31, 2018.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not statements of historical fact may be deemed to be forward-looking statements. The words “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “will,” and similar words and phrases as they relate to us also identify forward-looking statements. Such forward-looking statements include, among others, any expectations of operating and non-operating expense, including research and development expense, potential litigation expense, sufficiency of resources, including cash and accounts receivable, estimates of allowances for doubtful accounts, credit lines or other financial items, our internal control environment and critical accounting policies; any statements concerning future sales levels and timing and demand for our products; any statements of the plans, strategies and objectives of management for future operations and identified opportunities; any statements concerning proposed new products, services, developments and related research and development activities; any statements related to our positioning to support current and near term levels of business; any statements of belief; and any statement of assumptions underlying any of the foregoing. Such statements reflect our current views and assumptions and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, general economic conditions in both foreign and domestic markets, changes in the economy and the credit market, investment and research and development plans and success, market position and penetration, strategic plans and objectives, operating margins, government and regulatory approvals or certifications, cyclical factors affecting our industry, our ability to identify, attract, motivate and retain qualified personnel, lack of growth in our end-markets, our ability to develop and manufacture, seasonality in our products, availability of components and materials used in our products, and our ability to sell both new and existing products at a profitable yet competitive price and those issues described under the heading “Critical Accounting Policies,” below, and those risk factors identified in Item1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, which was filed with the SEC on April 1, 2019, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Results of Operations

For the three months ended March 31, 2019, Sierra Monitor Corporation (“we”, “us” or the “Company”) reported net sales of $5,523,218 compared to $5,151,016 for the three months ended March 31, 2018. The results for the first quarter of fiscal 2019 represent a 7.2% increase from the same period in the prior year. The increase in sales in the first quarter of 2019 compared to the same period in the prior year was primarily attributable to increased revenue in both our FieldServer OEM and system integrator channels.

Sales of gas detection products, including industrial accounts and military sales, decreased by approximately 8.3% in the first quarter of 2019 compared to the same period in the prior year. Our flame and gas detection products are generally sold to engineering and installation firms who utilize the products as part of larger fire and safety projects in a variety of facilities, such as oil, gas and chemical processing plants, wastewater treatment facilities, alternate fuel vehicle maintenance garages, and other sites where hazardous gases are used or produced.

Sales of our FieldServer product line increased by 21.8% in the first quarter of 2019 compared to the same period in the prior year. Our FieldServer products are primarily sold to OEMs who develop a broad range of products relevant to facility automation, such as boilers, chillers, air handlers, lighting controls, generator sets, electric sub-meters, etc. Our FieldServer products are also bought by system integrators looking to connect various discrete automation sub-systems to a common facility management system. Our IoT focused products are showing growth due to pull through from other solutions like our SMC Cloud offer which is enabling device management, visualization and analytics. Customers are buying our equipment to access the cloud solution.

Gross profit for the three-month period ended March 31, 2019 was $3,249,960, or 58.8% of net sales, compared to $3,166,454, or 61.5% of net sales, for the same period in the prior year. Our reduced gross margin in the first quarter of 2019 compared to the same period in 2018 is primarily due to product mix.

Expenses for research and development, which include new product development and engineering to sustain existing products, were $738,720, or 13.4% of net sales, for the three-month period ended March 31, 2019, compared with $774,428, or 15.0% of net sales, in the same period in the prior year. Research and development expenses remain constant compared to the first quarter of 2018 as we continue to invest in new product innovation and introduction as well as maintain sustaining engineering on our current products.

Selling and marketing expenses, which consist primarily of salaries, commissions and promotional expenses, for the three-month period ended March 31, 2019 were $1,398,009, or 25.3% of net sales, compared to $1,386,364, or 26.9% of net sales, in the same period in the prior year. Selling and marketing expenses remained constant compared to the first quarter of 2018 as we continue customer outreach and focus on both our OEM and system integrator channels.

General and administrative expenses for the first quarter of 2019 were $1,027,880, or 18.6% of net sales, compared to $914,712, or 17.8% of net sales, in the same period in the prior year. General and administrative expenses increased in the first quarter of 2019 compared to the same period in the prior year primarily due to technology upgrades to key customer and delivery focused systems.

Income from operations for the three-month period ended March 31, 2019 was $85,351, or 1.5% of net sales, compared to income of $90,950, or 1.8% of net sales, in the same period in the prior year. Net income for the three-month period ended March 31, 2019 was $41,672 or approximately 0.8% of net sales, compared to net income of $51,261, or approximately 1.0% of net sales, for the same period in the prior year.

Liquidity and Capital Resources

During the three months ended March 31, 2019, net cash used in operating activities was $574,698 compared to $378,147 net cash provided by operating activities for the same period in the prior year. Working capital was approximately $8,312,000 at March 31, 2019, a decrease of approximately $5,000 from December 31, 2018. At March 31, 2019, our balance sheet reflected approximately $2,256,000 of cash and $2,727,000 of net trade receivables. At December 31, 2018, our total cash on hand was approximately $2,964,000 and our net trade receivables were approximately $2,342,000. The difference in the cash flow and balance sheet in first quarter of 2019 compared with the same period in the prior year was due to a number of factors including decreased accrued compensation expenses, increased net receivables and decreased accounts payable.

At March 31, 2019, we had approximately $926,000 in long-term liabilities related to lease right-of-use liabilities compared to no long-term liabilities at December 31, 2018.

We maintain a line of credit with a commercial bank in the maximum amount of $2,000,000. No borrowings have been made under our line of credit during the first three months of fiscal year 2019 and there were no outstanding balances at March 31, 2019 and December 31, 2018. As of March 31, 2019, we were in compliance with the financial covenants of the line of credit.

We believe that our present resources, including cash and accounts receivable, are sufficient to fund the Company’s anticipated level of operations through at least June 2020. There are no current plans for significant capital equipment expenditures and no other known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in an increase or decrease to our liquidity in any material way.

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

Deferred Revenue for the quarter ending	March 31, 2019	December 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
	(unaudited)		(unaudited)	(unaudited)	(unaudited)
Beginning balance	$28,658	$32,914	$62,639	$62,031	$61,673
Deferred revenues added	1,100	-	1,000	1,300	800
Previously deferred revenues recognized	(733)	(4,256)	(30,725)	(692)	(442)
Total, net	$29,025	$28,658	$32,914	$62,639	$62,031

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

There were no significant changes in estimates during the period that would affect the contract balances. The amounts of revenue recognized during the three months ended March 31, 2019 and March 31, 2018 from the opening deferred revenue balances were $733 and $442, respectively. For the periods ended March 31, 2019, and March 31, 2018 no impairment losses related to contract balances were recognized in the condensed statement of operations.

e) Disaggregation of Revenue

In the following table, net sales are disaggregated by geographic region The Company conducts business across 5 geographic regions: United States & Canada, Latin America, Europe, Middle East and Asia.

	FieldServer Products		Flame & Gas Products
	Three Months Ended		Three Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
United States & Canada	$2,721,000	$2,162,000	$2,087,000	$2,171,000
Latin America	18,000	59,000	16,000	36,000
Europe	244,000	219,000	5,000	34,000
Middle East	119,000	117,000	75,000	101,000
Asia	138,000	103,000	100,000	149,000
	$3,240,000	$2,660,000	$2,283,000	$2,491,000

f) Shipping and Handling

The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

g) Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performances obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment. As of March 31, 2019, the remaining performance obligation is approximately $3,882,000, 36% or $1,379,000 of which is expected to be recognized in 3 months and 72% or $2,782,000 of which is expected to be recognized within nine months. The remainder is expected to be recognized after fiscal year 2019.

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

Off-Balance Sheet Arrangements

None.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of Jeffrey Brown, our principle executive officer, and Tamara S. Allen, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), which includes inquiries made to certain other employees. Based upon that evaluation, Mr. Brown and Ms. Allen concluded that, as of March 31, 2019, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Please see those risk factors identified in Item1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The Company’s risk factors have not changed materially since December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER

None.

ITEM 6. EXHIBITS

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Index to Exhibits immediately preceding such exhibits and is incorporated herein by reference.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger, dated as of March 28, 2019, by and among Parent, Merger Sub and SMC.	8-K	2.1	March 29, 2019

3.1	Articles of Incorporation of the Registrant.	10-K	3.1	March 23, 1990

3.2	Bylaws of the Registrant.	10-Q	3.2	August 14, 2018

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA MONITOR CORPORATION
Registrant

Date:	May 15, 2019	By:	/s/ Jeffrey Brown
Jeffrey Brown
Chief Executive Officer

Date:	May 15, 2019	By:	/s/ Tamara S. Allen
Tamara S. Allen
Chief Financial Officer